Form 10QSB
period 1999-09-30
ENVIROKARE TECH INC
filed 1999-11-15
CIK 1065677

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


COMMISSION FILE NUMBER:


                              ENVIROKARE TECH, INC.
        (Exact name of small business issuer as specified in its charter)

     NEVADA                                                      88-0412549
 (State or other                (Primary Standard             (I.R.S. Employer
 jurisdiction of            Industrial Classification        Identification No.)
incorporation or                  Code Number)
  organization)

2470 Chandler, Suite 5, Las Vegas, Nevada                                  89120
(Address of principal executive offices)                              (Zip Code)

                                 (702) 262-1999
                (Issuer's Telephone Number, including Area Code)


                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 1999, there were 5,141,070 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        STATEMENTS OF FINANCIAL POSITION
                               September 30, 1999

                                                                           December 31,               September 30,
                                                                               1998                       1999
                                                                                                       (Unaudited)
ASSETS
      CURRENT ASSETS
           Cash                                                             $   2,388                   $ 203,872
           Retainers                                                             --                        14,031
           Travel advance                                                        --                         9,108
           Prepaid expenses                                                       730                        --
                                                                            ---------                   ---------
                TOTAL CURRENT ASSETS                                            3,118                     227,011
                                                                            ---------                   ---------

      PROPERTY AND EQUIPMENT
           Furniture and fixtures                                               1,014                       1,014
           Office equipment                                                     2,645                       7,238
                Less accumulated depreciation                                    (149)                       (638)
                                                                            ---------                   ---------
                TOTAL PROPERTY AND EQUIPMENT                                    3,510                       7,614
                                                                            ---------                   ---------

      OTHER ASSETS
           Patent costs acquired from related party                            33,330                      33,330
                                                                            ---------                   ---------
                TOTAL OTHER ASSETS                                             33,330                      33,330
                                                                            ---------                   ---------

           TOTAL ASSETS                                                     $  39,958                   $ 267,955
                                                                            =========                   =========

LIABILITIES & STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
           Accounts payable                                                 $    --                     $   1,959
           Reimbursement due                                                    1,847                       1,847
           Consulting fees payable, related party                                --                        17,000
           Consulting fees payable                                               --                         1,300
           Accrued interest, related party                                        573                       5,213
           Accrued interest                                                      --                           462
           Notes payable                                                         --                        17,500
           Notes payable, related party - short term                           61,965                      61,965
                                                                            ---------                   ---------
                TOTAL CURRENT LIABILITIES                                      64,385                     107,246
                                                                            ---------                   ---------

      COMMITMENTS AND CONTINGENCIES                                              --                          --
                                                                            ---------                   ---------

      STOCKHOLDERS' EQUITY
           Common stock, 200,000,000 shares authorized, $0.001 par value;
                5,000,000 and 5,141,070 shares issued and outstanding
                at December 31, 1998 and September 30, 1999, respectively       5,000                       5,142
           Additional paid-in capital                                           5,000                     107,658
           Subscriptions received                                                --                       250,000
           Accumulated deficit during developmental stage                     (34,427)                   (202,091)
                                                                            ---------                   ---------
           TOTAL STOCKHOLDERS' EQUITY                                         (24,427)                    160,709
                                                                            ---------                   ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  39,958                   $ 267,955
                                                                            =========                   =========

    The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   For the Period from inception on June 15,
                           1998 to September 30, 1999


                                                                            Period from
                                          Period from      Nine months     June 15, 1998
                                         June 15, 1998        Ended       (Inception) to
                                        (Inception) to    September 30     September 30
                                          December 31         1999             1999
                                             1998          (Unaudited)      (Unaudited)

REVENUES                                 $      --        $      --        $      --
                                         -----------      -----------      -----------

EXPENSES

      Research and development                  --              7,350            7,350
      Consulting fees, related party          10,000           38,208           48,208
      Other consulting fees                    6,700           27,695           34,395
      Rent                                     2,920            8,607           11,527
      General and administrative               4,085           36,630           40,715
      Transfer agent fees                      1,353             --              1,353
      Depreciation and amortization              149              489              638
      Interest - notes payable                   573            5,144            5,717
      Listing expenses and filing fees         8,647           15,936           24,583
      Legal and accounting                      --             27,605           27,605
                                         -----------      -----------      -----------
           TOTAL EXPENSES                     34,427          167,664          202,091

NET LOSS FROM OPERATIONS                     (34,427)        (167,664)        (202,091)

ACCUMULATED DEFICIT, BEGINNING BALANCE          --            (34,427)            --
                                         -----------      -----------      -----------

ACCUMULATED DEFICIT, ENDING BALANCE      $   (34,427)     $  (202,091)     $  (202,091)
                                         ===========      ===========      ===========

      NET LOSS PER COMMON SHARE          $     (0.01)     $     (0.03)     $     (0.04)
                                         ===========      ===========      ===========

      WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING       5,000,000        5,066,034        5,038,342
                                         ===========      ===========      ===========

    The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS
      For the Period from inception on June 15, 1998 to September 30, 1999

                                                                            Period from                            Period from
                                                                            June 15, 1998        Nine months       June 15, 1998
                                                                            (Inception) to          Ended          (Inception) to
                                                                             December 31        September 30        September 30
                                                                                 1998               1999                1999
                                                                                                 (Unaudited)        (Unaudited)
Cash flows from operating activities
      Net loss                                                              $ (34,427)           $(167,664)         $(202,091)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
      Depreciation and amortization                                               149                  489                638
      increase in retainer, travel advance, prepaid expenses                     (730)             (22,409)           (23,139)
      increase in accounts payable                                               --                  1,959              1,959
      increase in accrued interest, to related party                              573                4,640              5,213
      Expenses paid by note payable to related party                            2,870                 --                2,870
      Increase in accrued expenses                                               --                  1,762              1,762
      Increase in accrued expenses to related party                              --                 17,000             17,000
                                                                            ---------            ---------          ---------

      Net cash used by operating activities                                   (31,565)            (164,223)          (195,788)
                                                                            ---------            ---------          ---------

Cash flows from investing activities:
      Equipment                                                                (1,047)              (4,593)            (5,640)
                                                                            ---------            ---------          ---------

      Net cash used in investing activities                                    (1,047)              (4,593)            (5,640)
                                                                            ---------            ---------          ---------

Cash flows from financing activities:
      Proceeds from sales and subscriptions of common stock                    10,000              102,800            112,800
      Proceeds from sales and subscriptions of preferred stock                   --                250,000            250,000
      Proceeds from issuance of notes payable to related party                 25,000                 --               25,000
      Proceeds from issuance of notes payable                                    --                 17,500             17,500
                                                                            ---------            ---------          ---------

      Net cash provided by financing activities                                35,000              370,300            405,300
                                                                            ---------            ---------          ---------

Increase in cash                                                                2,388              201,484            203,872
                                                                            ---------            ---------          ---------

Cash, beginning of period                                                        --                  2,388               --
                                                                            ---------            ---------          ---------

Cash, end of period                                                         $   2,388            $ 203,872          $ 203,872
                                                                            =========            =========          =========

      Interest paid                                                         $    --              $      42          $      42
                                                                            =========            =========          =========

      Income taxes paid                                                     $    --              $    --            $    --
                                                                            =========            =========          =========

NON-CASH TRANSACTIONS
      Note issued for purchase of equipment and operating expenses
      to related party                                                      $   3,635            $    --            $   3,635
      Note issued for pending patent to related party                       $  33,330            $    --            $  33,330
      Reimbursement due for purchase of equipment                           $   1,847            $    --            $   1,847

    The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
      For the Period from inception on June 15, 1998 to September 30, 1999

                                                         Common Stock
                                                  ------------------------
                                                                              Additional                                  Total
                                                    Number                      Paid-in   Subscriptions  Accumulated  Stockholders'
                                                   of Shares       Amount       Capital      Received      Deficit        Equity
                                                  ----------    ----------    ----------  -------------  -----------  -------------
Issuance of common stock in June, 1998:
     For cash at $.002 per share                   5,000,000    $    5,000    $    5,000    $     --     $     --      $   10,000

Loss for period ending, December 31, 1998                                                                   (34,427)      (34,427)
                                                  ----------    ----------    ----------    ----------   ----------    ----------

Balance
     December 31, 1998                             5,000,000         5,000         5,000          --        (34,427)      (24,427)

Nine Months Ended September 30, 1999 - Unaudited

Issuance of common stock in March, 1999:
     For cash at $.50 per share                       76,540            77        38,193                                   38,270

Issuance of common stock in August, 1999:
     For cash at $1.00 per share                      64,530            65        64,465                                   64,530

Subscriptions for preferred stock received
in September, 1999:
     For cash at $.50 per share                                                                250,000                    250,000

Loss for period ending, September 30, 1999                                                                 (167,664)     (167,664)
                                                  ----------    ----------    ----------    ----------   ----------    ----------

Balance
     September 30, 1999                            5,141,070    $    5,142    $  107,658    $  250,000   $ (202,091)   $  160,709
                                                  ==========    ==========    ==========    ==========   ==========    ==========

    The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc., (hereinafter "the Company", was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired the property, assets and undertakings of a business manufacturing and developing a rubber mold technology and rights to a pending patent for the development of a pallet made of recycled materials. The Company is currently developing marketing and manufacturing plans for the products acquired. The Company maintains an office in Las Vegas, Nevada.

The Company is in development stage, and as of September 30, 1999 had not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation in June 1998. It is primarily engaged in the refinement of manufacturing processes for the development of pallets made of recycled materials.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $34,427 for 1998 and a net loss of $167,664 for the first nine months of 1999. At December 31, 1998, current liabilities exceeded current assets by $61,267 and at September 30, 1999, current assets exceeded current liabilities by $119,765. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently reviewing its options to raise substantial equity capital. Management has proceeded as planned in the ongoing development of the recycled rubber pallet. In depth testing and analysis of compounds, extrusion method and equipment modifications have been studied and refined. In order to meet its requisite budge, management has held and continues to hold very strong negotiations with serious investors, which is expected to close pending test results.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At December 31, 1998 and September 30, 1999, the Company had net operating losses of approximately $34,427 and $167,664, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits of losses.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimates.

Year 2000 Issues

Like other companies, Envirokare Tech, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurance that the Year 2000 issue will not have an impact on the Company's operations.

Reverse Stock Split

During 1999, the Board of Directors authorized a reverse stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 have been restated to reflect the reverse stock split.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                            December   Accumulated             September      Accumulated
                            31, 1998   Depreciation through    30, 1999       Depreciation through
                            Cost       December 31, 1998       Cost           September 30, 1999
Furniture and Fixtures      $1,014         $   50               $1,014            $  170
Office Equipment             2,645             99                7,238               468
                            ----------------------------------------------------------------------

                            $3,659         $  149               $8,252            $  638
                            ======================================================================

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 4 - INTANGIBLE ASSETS

The amortization of patent costs will begin when final patents are granted. If the Company does not obtain the patent, these costs of acquiring the patent rights from its originator will be charged to operations.

NOTE 5 - DETAILS OF SHORT-TERM DEBT

Reimbursement due, in the amount of $ 1,847, are monies owing to Timothy Zuch for gift certificates provided to the Company, which were deducted from the purchase price of computer equipment.

Short-term notes payable at September 30, 1999 of $79,465 consist of unsecured notes bearing 10% for Real Morel, 5% for Robert Davidson, and 5% for Red Dawn. (See Notes 4 and 7).

                                                             Interest as of
Date       Description                     Principal         September 30, 1999
----       -----------                     ---------         ------------------

8/18/98    Demand promissory note          $ 3,635           $  406
           Payable to Real Morel
9/24/98    Demand promissory note            5,000              508
           Payable to Real Morel
11/16/98   Demand promissory note           10,000              871
           Payable to Real Morel
12/15/98   Demand promissory note           33,330            2,639
           Payable to Real Morel
12/16/98   Demand promissory note           10,000              789
           Payable to Real Morel
1/19/99    Note payable to                  12,500              442
           Red Dawn
9/2/99     Note payable to                   5,000               20
                                           -------           ------
           Robert Davidson
           Totals at September 30, 1999    $79,465           $5,675
                                           =======           ======

Short-term notes payable at December 31, 1998 of $61,965 consist of unsecured notes bearing 10% interest from a related party (See Notes 4 and 7).

                                                             Interest as of
Date       Description                     Principal         December 31, 1998
----       -----------                     ---------         -----------------

8/18/98    Demand promissory note          $ 3,635           $  140
           Payable to Real Morel
9/24/98    Demand promissory note            5,000              132
           Payable to Real Morel
11/16/98   Demand promissory note           10,000              123
           Payable to Real Morel
12/15/98   Demand promissory note           33,330              137
           Payable to Real Morel

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 5 - DETAILS OF SHORT-TERM DEBT (CONTINUED)

12/16/98   Demand promissory note           10,000               41
                                           -------           ------
           Payable to Real Morel
           Totals as of June 30, 1999      $61,965           $  573
                                           =======           ======

NOTE 6 - COMMON STOCK

Upon incorporation, 5,000,000 shares of common stock were sold at $.002 per share, under Regulation D, Rule 504. At year's end, the stock was held by 30 shareholders, none of whom held in excess of ten percent of the stock.

As of September 30, 1999, 5,141,070, shares of common stock were issued and outstanding and 500,000 preferred shares were to be issued (See Note 9).

On February 22, 1999, the Board of Directors authorized a 2-for-1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 5,000,000 shares were cancelled and additional paid-in capital was increased by $5,000. The financial statements have been adjusted to reflect the reverse stock split as 5,000,000 shares issued at $.002. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 have been restated to reflect the reverse stock split.

NOTE 7 - RELATED PARTIES

Madelyn Thomas, who received $10,000 in consulting fees under the terms of an ongoing contract as of December 31, 1998 and an additional $13,000 (with $17,000 more accrued) as of September 30, 1999 (as described in Note 7) is the wife of the president of the Company, Charles W. Thomas. Jeannie Runnalls, Vice President of Administration and company director, received $8,208 in consulting fees for the nine months ended September 30, 1999.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into consulting contracts with Susan Westfall and Madelyn Thomas on November 1, 1998 for the purpose of establishing corporate offices on behalf of the Company. The terms of Ms. Westfall's contract specify that she will receive $2,500 per month for the term of the contract, which commences November 1, 1998 and terminates April 30, 1999. The terms of Mrs. Thomas's contract specify that she will receive $5,000 per month for the term of the contract, which commences November 1, 1998 and terminates October 31, 1999. Both contracts provide indemnification against any and all liability and provide for reimbursement of expenses up to a specified amount. The may be terminated upon thirty days written notice by either party. On June 1, 1999, Madelyn Thomas, served the Company 30 days notice, to terminate her consulting contract, to be effective at month's end.

The Company entered into a lease for office space for the period of thirty-six months beginning October 1, 1998. Future annual minimum lease payments for the term of the lease are as follows for the years ending December 31:

                         1999                   $8,862
                         2000                   $9,276
                         2001                   $7,200

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 9 - SUBSEQUENT EVENTS

On April 1, 1999, the Company entered into a lease for office space for the period of twelve months beginning April 1, 1999. As of July 31, 1999, the Company and the landlord mutually agreed to cancel the lease without penalty.

The Company has retained Akron Rubber Development Laboratory of Akron, Ohio to test the composite for creep factor and life expectancy. The Company expects test results to greatly exceed minimum industry standards. A first production run of 400 to 500 pallets is expected over the next few months to be integrated into various potential customers for on site testing purposes. The Company has formed an Advisory Board comprised of industry professionals to determine the market, pricing, and feasibility of its product. Patent Lawyers has been retained to research, perfect, and file appropriate patent applications.

The Company filed a Certificate of Amendment of its Articles on October 12, 1999 designating 10,000,000 of its shares to Series A convertible preferred stock with a par value of $0.001. Each preferred stock shall be converted at the option of the holder into ten common shares within two years of the date of purchase.

Item 2. Management's Discussion and Analysis or Plan of Operation

Envirokare Tech, Inc., ("Registrant") was incorporated under the laws of the State of Nevada on June 15, 1998. The executive offices of the Registrant are located at 2470 Chandler, Suite 5, Las Vegas, Nevada 89120. The Registrant's telephone number in Nevada is 702.262.1999.

The Registrant was originally incorporated for the purposes of researching and developing techniques for effective environmental waste management. Although remaining interested in the waste management field, the Registrant has nonetheless directed its attention and assets to acquiring existing technology to allow the Registrant to enter into the pallet manufacturing business.

On or about December 15, 1998, the Registrant purchased certain assets, including, but not limited to, all of the equipment, rubber molds technology and the rights to a pending patent for the development of a pallet made of recycled materials from Real Morel, a businessman operating International Pallet Control Systems Inc., a private Canadian company ("International Pallet") and The Pallet Company, a private Canadian company ("Pallet Company"). Mr. Morel accepted a position with the Registrant as a consultant to provide knowledge and expertise for the development of the Registrant's anticipated pallet manufacturing activities.

In or about 1996, the Pallet Company began researching and testing the materials necessary to manufacture a rubber pallet ("Pallet"). After more than two years of research, the Pallet Company developed molded rubber technology that creates a molded pallet by mixing granulated rubber from recycled tires (commonly, referred to as "crumb rubber") with recycled plastics. The Registrant believes that the finished product will meet the requirements of most pallet users. The Pallet Company has enlisted the services of a press and mold manufacturer to supply the appropriate facilities to manufacture the Pallet.

The Registrant believes that the rubber Pallet has advantages over traditional wood pallets. The Pallet is designed to resist damage, has a non-slip surface, convenient hand-holds and is designed to handle large loads when evenly loaded. Moreover, the Registrant anticipates that it will be able to produce, and sell, the Pallet at a lower price than plastic or metal pallets. The Pallet is designed to have a standard 48-inch by 40-inch surface, similar in shape and size to the conventional wood and plastic pallets. The main advantage of the Pallet is that it is constructed in part from used tires, a resource that was, until recently, considered merely another pollution problem. Moreover, when a Pallet finally wears out, it can be recycled into a new Pallet.

The Registrant is currently involved in extensive testing of the Pallet. In the interests of safety, structural integrity, reliability and cost-effective production, the Registrant is currently conducting an in-depth analysis of compound variables and strengths, extrusion methods and equipment modifications. The Registrant plans to conduct further tests to determine the longevity of the Pallet in comparison to pallets made of other materials. The Registrant believes that initial tests indicate that the standard 48" x 40" Pallet will enjoy greater longevity than the typical hardwood pallet.

The Registrant believes that the extensive testing has minimized any concerns as to the Pallet's design or ability to perform. The Registrant anticipates that within the next 2 to 3 months it will produce, or cause to be produced, 400 new prototypes of the Pallet for testing by prospective customers.

The Registrant is negotiating with an international press and mold manufacturer to supply the appropriate mold for the Registrant's production facility. The Registrant anticipates that its new molded-rubber technology may capture a small but significant portion of the North American pallet market during the next few years. The Registrant believes that there is an increasing demand for alternate material pallets.

The Registrant anticipates that its manufacturing processes will utilize significant amounts of crumb rubber, differing in grade and price per pound. The major producers of crumb rubber in the United States are Baker Rubber, EnviroTire, Rouse Rubber and Recovery Technologies. The Registrant anticipates that with the cost of rubber increasing during the past five years, the demand for crumb rubber will increase. Crumb rubber is currently used for the construction of athletic fields, road fill, landfill, filler in new tires, engineering applications and agricultural applications. The Registrant anticipates that new and innovative uses for the world's excess of discarded tires will continue to be developed.

The Registrant recognizes that there are certain risks beyond its control that may have a material effect on the Registrant's business. Some of the possible risks are (i) the price of natural and synthetic rubber will decline to crumb rubber levels, thereby eliminating the need for crumb rubber; (ii) government legislation prohibiting the use of crumb rubber in all products; (iii) market resistance to recycled materials; (iv) introduction of new, more sophisticated, methods of tire recycling equipment rendering the Registrant's system obsolete; and (v) many more tire recycling companies entering the market lowering the price of crumb rubber and eliminating tipping fees.

The Registrant has proceeded as planned in the ongoing development of the Pallet. The Registrant's focus has been to ensure that the Pallet meets or exceeds current market standards and that the Pallet will be superior in performance and cost effective. The Registrant's focus on the safety, structural integrity, reliability, and cost effectiveness of the Pallet has led to in depth analysis of compound variables and strengths, extrusion methods and equipment modifications. Management believes that after extensive studies and refinement, it has minimized or completely eliminated any concerns as to the Pallet's design and ability to perform. The Registrant plans to conduct further testing which it believes will provide information as to the longevity of the Pallet compared to other materials and provide marketing strategies for the Registrant. Analysis to date indicate that the standard 48" x 40" pallet will surpass current hardware pallet abilities and will be a strong competitor in the pallet industry worldwide. The Registrant believes that final testing reports will clearly define product reliability over time.

Initial prototypes distributed by the original Pallet Company have been changed and refined; therefore, the Registrant anticipates it will produce 400 new prototypes for on-site testing for prospective customers. The Registrant believes that after a final engineering analysis report is completed, production should proceed within 6-8 weeks. Although the Registrant's decision to further test the Pallet has set back the production dates, the Registrant is now satisfied that the Pallet will stand on its own integrity upon production, and that the Registrant has minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Registrant, in order to meet its requisite budget, is currently holding negotiations with various investors. With proper investment, the Registrant now believes that it is at the point where it can move forward with its production and marketing plans.

The Registrant, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate the net loss experienced by the Registrant. The Registrant is reviewing its options to raise substantial equity capital. Management has proceeded as planned in the ongoing development of the Pallet. In depth analysis of compounds, extrusion methods, and equipment modifications have been studied and refined, as have initial prototypes of the Pallet. The Registrant anticipates production of commercial quantities of the Pallet will proceed within 6-8 weeks after the final engineering report. In order to meet its requisite budget, management has held and continues to conduct negotiations with investors. The Registrant hopes that these negotiations will result in significant investment income for the Registrant. To achieve and maintain the competitiveness of its products and to conduct costly and time-consuming production and development, the Registrant may be required to raise substantial funds in addition to the funds already raised through the issuance of the Registrant's shares. The Registrant's forecast for the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors. The Registrant anticipates that it will need to raise additional capital in order to develop, promote, produce and distribute its products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources.

There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Registrant may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights to certain products that the Registrant would not otherwise relinquish. However, the Registrant believes that it is poised to maintain its long-term liquidity. Management of the Registrant believes that its plans described above will enable it to meet its obligations for a period of at least the next twelve (12) month period. The Registrant believes that within a short period of time, it can begin manufacturing and marketing commercial quantities of the Pallet. Coupled with the further issuance of common stock of the Registrant, the Registrant believes it can significantly improve its long-term liquidity.

Impact of the Year 2000. The Registrant anticipates that the Year 2000 ("Y2K") could impact the business of the Registrant. Many business software programs use only the last two digits to indicate the applicable year. Unless these programs are modified, computers running time-sensitive software may be unable to distinguish between the year 1900 and the year 2000, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Many Y2K problems might not be readily apparent when they first occur, but instead could imperceptibly degrade technology systems and corrupt information stored in computerized databases, in some cases before January 1, 2000. At this time, none of Registrant's production processes or technology systems are computer controlled. However, there is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and will not have a material adverse effect on the Registrant's systems.

Liquidity. The Registrant has been in the development stage since June 15, 1998 (inception). As of September 30, 1999, Registrant has not realized any revenues from its planned operations. The unaudited Consolidated Statement of Cash Flows for the nine month period ended September 30, 1999 indicate a net loss of $167,664, compared to a net loss of $34,427 for the period from June 15, 1998 (inception) to December 31, 1998. The Registrant anticipates that it will realize positive revenue sometime during the second quarter of 2000 when it believes it will commence commercial operations. At September 30, 1999, the Registrant had current assets of $227,011. The majority of which is represented by $203,872 in cash; $14,031 in retainers; and travel advances of $9,108. The Registrant's cash resources increased primarily due to the sale of Registrant's preferred stock (more particularly described in Item 2). At September 30, 1999, the Registrant had current liabilities of $107,246. At September 30, 1999, current assets exceeded current liabilities by $119,765. The Registrant is not aware of any trends, demands, commitments or uncertainties that will result in the Registrant's liquidity decreasing or increasing in a material way within the next 12-months.

Currently, the Registrant's only source of liquidity is through the sale of its common stock and through loans. However, as discussed above, the Registrant believes it will begin realizing revenue from its operations in or around the second quarter of 2000. The Registrant believes that such revenue stream will enable it to maintain and improve its short-term liquidity. Moreover, the Registrant believes it has the technology, equipment and personnel in place to maintain its long-term liquidity.

The Registrant believes that its current cash resources are sufficient to complete the Registrant's start-up operations. However, should the Registrant's current cash resources prove to be insufficient, it may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. Such additional capital may be received from additional public or private financings, as well as borrowings and other resources. If adequate cash is not available, the Registrant may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights that the Registrant would not otherwise relinquish. No assurance can be given, however, that the Registrant will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Registrant.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

In  or  around  September,   1999,  the  Registrant   amended  its  Articles  of
Incorporation to authorize 10,000,000 shares of Series A Convertible Preferred Stock, par value $.001.

In or about August, 1999, the Registrant sold 25,000 shares of its $.001 par value common stock for $1.00 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission pursuant to that Section 4(2). The offering price for the shares was arbitrarily established by the Registrant and had no relationship to assets, book value, revenues or other established criteria of value. The Registrant realized proceeds of $25,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

In or about August, 1999, the Registrant sold 39,350 shares of its $.001 par value common stock for $1.00 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S promulgated by the Securities and Exchange Commission. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as that term is defined under applicable federal and state securities laws. The offering price for the shares was arbitrarily established by the Registrant and had no relationship to assets, book value, revenues or other established criteria of value. The Registrant realized proceeds of $39,350. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

In or about September, 1999, the Registrant sold 500,000 shares of its $.001 Series A Convertible Preferred Stock for $0.50 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S promulgated by the Securities and Exchange Commission. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as that term is defined under applicable federal and state securities laws. The offering price for the shares was arbitrarily established by the Registrant and had no relationship to assets, book value, revenues or other established criteria of value. The Registrant realized proceeds of $250,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

In or around September, 1999, a majority of Registrant's stockholders holding issued and outstanding shares of Registrant's stock entitled to vote gave their written consent to amend Registrant's Articles of Incorporation to authorize 10,000,000 shares of Series A Convertible Preferred Stock, par value $.001. Each preferred share is convertible at the option of the holder thereof, into 10 shares of Registrant's $.001 par value common stock. Each preferred share holds a 10:1 rating power.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 12, 1999              ENVIROKARE TECH, INC.,
                                        a Nevada corporation


                                        By:  /s/ Charles W. Thomas
                                             ---------------------
                                             Charles W. Thomas
                                        Its: President