Form 10KSB
period 1999-12-31
ENVIROKARE TECH INC
filed 2000-04-07
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____ to _____


Commission File Number 000-26095


                              ENVIROKARE TECH, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                         88-0412549
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


   2470 Chandler Avenue, Suite 5, Las Vegas, Nevada              89120
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code      (702) 262-1999


     Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
           None                                   Not Applicable

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.001
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: The issuer is a development stage company and has no revenues to report at this time.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 8, 2000 was $20,132,372.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                                 NOT APPLICABLE

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 7, 2000, was 11,089,478.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE

     Transitional Small Business Disclosure Format (check one):
     YES [  ]   NO [X]

                                TABLE OF CONTENTS

Part I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

                                     PART I

Item 1. Description of Business

     This Form 10-KSB contains some statements that the Company believes are "forward-looking statements." Forward-looking statements include statements about the future of the pallet industry, statements about future business plans and strategies, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but there can be no assurance that the Company has identified all of those factors. Accordingly, readers should not place undue reliance on forward-looking statements. Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-KSB.

     Development and Business of the Company

     Envirokare Tech, Inc., (the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998. The executive offices of the Company are located at 2470 Chandler, Suite 5, Las Vegas, Nevada 89120. The Company's telephone number is (702) 262-1999.

     The Company was originally incorporated for the purposes of researching and developing techniques for effective environmental waste management. Although remaining interested in the waste management field, the Company has nonetheless directed its attention and assets to acquiring and improving upon existing technology to allow the Company to enter into the pallet manufacturing business. A pallet is a portable platform for handling, storing, or moving materials and packages as used in, for example, warehouses, factories and vehicles.

     The Company entered the pallet manufacturing business in December 1998. Pursuant to an asset purchase agreement and an assignment agreement, each dated December 15, 1998, the Company purchased certain assets, including all of the equipment, early-stage rubber mold technology and patent rights potentially applicable to future development of rubber mold technology for creating a pallet made of recycled materials, from Real Morel, a businessman operating International Pallet Control Systems Inc. ("International Pallet") and The Pallet Company, both private Canadian companies. The Company substantially improved upon the purchased early-stage rubber mold technology and developed, after more than a year of research and working with specialists in the field, a molded pallet (the "Pallet") created by mixing granulated rubber from recycled tires (commonly referred to as "crumb rubber") with recycled plastics. The Company believes that the finished product will meet the requirements of most pallet users. The Company has enlisted the services of a press and mold manufacturer to supply the appropriate equipment to manufacture the Pallet.

     Products; Product Development

     The Company's Pallet product will be manufactured in one main design, which is a one-piece pallet produced in a standard pallet size of 48 inches by 40 inches. All Pallets will be molded from strong, elastic heated plastic and crumb rubber. The Pallet is produced using primarily recycled materials. The manufacture of the Pallet begins with the procurement of recycled plastics and crumb rubber that is derived from the removal of tires from landfills. Both of these key substrate components are commodities that are currently readily available in the open market. The Pallet is also recyclable which allows for the eventual recycling of used Pallets, significantly reducing the need to send old Pallets to landfills.

     The Company's Pallet design presents what the Company believes is a preferable alternative to pallets made from wood and from non-wood materials. Pallets had traditionally been made of wood but, due to escalating commodity lumber prices and associated higher costs of wood pallets, pallet manufacturers have in recent years been developing ways to manufacture pallets from non-wood materials, in particular, metal, wood derivatives and plastic. However, each of these materials has its disadvantages. Metal pallets, while they are strong, hard to damage, and repairable, are expensive and not practical for general use. Pallets made from pressed wood fiber and corrugated fiber board are light and recyclable. However, most pallets manufactured from this type of substrate are not able to carry standard load weights, are susceptible to damage, and cannot be repaired. The most prevalent non-wood pallet material, plastic, is more cost-effective than wood but is nonetheless expensive. Also, plastic pallets can be damaged by forklift tines, or by being dropped, twisted or overloaded. They can also splinter, causing injuries to workers. The Company believes that the recent rapid increase in market share for plastic pallets indicates that pallet buyers understand the benefits of utilizing substitutes for wood pallets. This presents a market opportunity for the Company.

     The Company believes that the plastic/rubber Pallet has advantages over traditional pallets. While the Pallet is designed to have a standard 48-inch by 40-inch surface, similar in shape and size to conventional wood and plastic pallets, the Company's Pallet is designed to perform better than traditional pallets. The Pallet has been designed to resist damage caused from use and to handle large loads when evenly loaded. Moreover, the Company anticipates that it will be able to produce and sell the Pallet at a lower price than plastic or metal pallets. Another significant potential advantage of the Pallet is that its manufacturing process can benefit the environment. This is because the Pallet itself is made from recycled plastics and used tires. Used tires are a resource that was, until recently, considered merely another pollution problem. Moreover, when a Pallet finally wears out, it in turn can be recycled into a new Pallet.

     The Company has been actively involved in extensive testing and development of the Pallet. The Company contracted with substrate component testing engineers in the Akron, Ohio area who performed the primary series of component testing. The Company's development focus is to ensure that the Pallet meets or exceeds current market standards and that the Pallet will be superior in performance and will be cost effective to produce and sell. In particular, the Company's development focuses on the safety, structural integrity, reliability, and cost effectiveness of the Pallet, involving in-depth analysis of compound variables and strengths, extrusion methods and equipment modifications. The Company believes that after extensive studies and refinement, it has minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company plans to conduct further testing which it believes will provide information as to the longevity of the Pallet compared to other materials and provide marketing strategies for the Company. Analysis to date indicates that the Company's standard 48-inch by 40-inch Pallet will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide.

     On November 16, 1999, the Company and Thermoplastic Composite Designs, Inc. ("TCD"), entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the Pallet design. TCD is a composite systems engineering and design corporation. The contract required TCD to deliver a Pallet that would meet design specifications including: 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered mold for the Company's first production facility. This first generation mold was available to produce finished product in early April 2000. The Company's payments under this contract totaled $50,800 in 1999, and $70,000 in 2000 to date, with another $13,000 remaining to be paid upon completion of the contract. The Company is in the completion stage on this contract. Finished Pallet product was scheduled for distribution to potential customers for in-use evaluation during the second quarter of 2000.

     The Company believes that its new molded-plastic/rubber technology may capture a small but significant portion of the North American pallet market during the next few years. The Company believes that there is an increasing demand for alternate material pallets because, as discussed above, traditional wood pallets are expensive, and currently used alternative materials such as metal, wood derivatives and plastic, are expensive, present operating problems, or both. The Company will continue to evaluate opportunities that hold a reasonable prospect of improving both the Pallet substrate components and design.

     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from national and international licensing agreements and royalty agreements based on units of production. As opportunities present themselves, the Company will also consider developing and operating its own manufacturing facilities. In December 1999, the Company announced that it had received a letter of intent from Cultech International Corporation to manufacture and market the Pallet in Asia. Cultech intends to obtain exclusive manufacturing and marketing rights to the Pallet for all of Asia. The terms of the letter of intent provide that the Company will deliver to Cultech a manufacturing system that will enable Cultech to produce one million Pallets per year. The parties have also agreed in principle that, once engineering studies are satisfactorily completed, the parties will enter into an agreement whereby Cultech will make payments to the Company including licensing fees and royalty payments based on units of Pallet production.

     In March 2000, the Company announced that it had received a production and marketing letter of intent from Bryan Container Company, located in Bryan, Texas. Bryan intends to become the first U.S.-based licensee to market the Company's Pallet. Bryan, which manufactures large container lids among other container products, plans to modify its production site to accommodate the necessary changes to incorporate the Pallet manufacturing system, using the Company's custom Pallet molds. Also in March 2000, the Company announced that it had received a production and marketing letter of intent from International Pallets of California. The letter of intent provides for the parties to enter into a formal agreement that will allow International Pallets to produce, market and sell the Pallet in California and Nevada. The formal agreement would include provisions providing for International Pallets to pay a license fee and royalty payments to the Company.

     Raw Materials

     The Company anticipates that its manufacturing processes will utilize significant amounts of crumb rubber and plastic, differing in grade and price per pound. The major producers of crumb rubber in the United States are Baker Rubber, EnviroTire, Rouse Rubber and Recovery Technologies. Licensees, with the Company's source of supply assistance, will be responsible for establishing purchasing commitments and cycles with raw material suppliers. The Company anticipates that with the cost of rubber increasing during the past few years, the demand for crumb rubber will increase. Crumb rubber is currently used for the construction of athletic fields, road fill, landfill, filler in new tires, engineering applications and agricultural applications. The Company anticipates that new and innovative uses for the world's excess of discarded tires will continue to be developed. Current indications are that there is adequate raw material supply to meet currently projected domestic finished product Pallet program requirements.

     The Company recognizes that there are certain risks beyond its control, in connection with its licensees', or its own, proposed raw material procurement and use. These risks may have a material effect on the Company's business. Some of the possible risks relating to raw materials are (i) the price of natural and synthetic rubber will decline to crumb rubber levels, thereby eliminating the need for creation of crumb rubber; (ii) government legislation prohibiting the use of crumb rubber in all products; (iii) market resistance to recycled materials; (iv) introduction of new, more sophisticated, methods of tire recycling equipment rendering the Company's system obsolete; and (v) many more tire recycling companies entering the market lowering the price of crumb rubber and eliminating so-called "tipping" fees, which are fees imposed by various government jurisdictions on persons and entities disposing of tires. The significance of this latter risk is that tipping fees are used to provide government grant money for crumb rubber producers. If this money is no longer available, some crumb rubber producers could go out of business because their financial viability would be impaired. Fewer crumb rubber producers, in turn, would mean that less crumb rubber would be produced and the price of crumb rubber would rise.

     Competition

     The Company currently faces significant competition with respect to the Pallet, and this competition may increase as new competitors enter the market. Competition consists mainly of small, single-location pallet companies with limited resources; however, there are several large pallet manufacturing and distribution companies. Many of the current pallet manufacturers produce either wooden or plastic pallets. Several of these manufacturers have longer operating histories and greater financial, marketing and other resources than the Company. Chep Pallets, PalEx, IFCO and Pallet Management Systems are large suppliers of pallets in North America. These companies mainly supply pallets manufactured from wood. The domestic wood pallet market is estimated to be between $5-6 billion annually. There are as many as thirty-five producers of plastic pallets in the U.S. The combined market for these companies is estimated at close to $500 million annually (National Wood Pallet and Container Association, June 1998; Modern Materials Handling Association, July 1998). With respect to all of the Company's products, there can be no assurance that the Company will be able to compete successfully with existing or new entrant companies. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competition could also result in intensified price-based competition resulting in lower prices and profit margins, which in turn could adversely affect the Company's business and results of operations.

     The Company's growth strategy is substantially dependent upon its ability to market and distribute its products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and, in contrast with the Company, have the advantage of marketing existing established products with existing production and distribution facilities. There can be no assurance that the Company will be able to market and distribute products on acceptable terms, or at all. Failure of the Company to market its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's growth strategy may be substantially dependent upon its ability to expand into new markets. Accordingly, the ability of the Company to compete may be dependent upon the ability of the Company to continually enhance and improve its products and/or manufacturing methods in order to develop and manufacture products for such market expansion. There can be no assurance that competitors will not develop technologies or products that render the products of the Company obsolete or less marketable. The Company may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and the Company might not have a source or commitment for any such funds and resources. The Company might be required to refine and improve its products. Continued refinement and improvement efforts remain subject to the risks inherent in product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs.

     Compliance with Environmental Laws; Other Regulatory Compliance

     The Company has not been materially impacted by existing government environmental regulation, as the Company is not presently manufacturing any products. The Company recognizes, however, that its products and business may be significantly influenced by constantly changing environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. The Company believes that it is presently in compliance with all applicable federal, state and local environmental laws, rules and regulations. In the future, the Company may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of toxic materials and certain waste products. While the Company anticipates taking all necessary steps to comply with all applicable environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company. The Company's costs in complying with environmental laws to date have been negligible.

     Manufacturing processes requiring the use of rubber sometimes require the use of hazardous solvents in those production processes and result in the disposal of waste products, such as used solvents. Such manufacturing processes could subject the Company to Canadian laws and United States federal, state and local laws and regulations governing the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Pursuant to such laws, a lessee or owner of real property may be liable for, among other things,
(i) the costs of removal or remediation of certain hazardous or toxic substances located on, in or emanating from, such property, as well as related costs of investigation and property damage and substantial penalties for violations of such laws, and (ii) environmental contamination at facilities where its waste is or has been disposed. Such laws often impose such liability without regard to whether the owner or lessee knows of, or was responsible for, the presence of such hazardous or toxic substances. While the Company's operations, to the best of its knowledge, are in full compliance with all existing laws and regulations, environmental legislation and regulations have changed rapidly in recent years, and the Company cannot predict what, if any, impact future changes in such legislation may have on the Company's liability for past actions that were lawful at the time taken.

     As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company's use of hazardous solvents or by other hazardous substances located at the Company's facilities, the Company may be fined or held liable for the cost of remedying such damage. The levying of such fines or the imposition of liability may have a material adverse effect on the Company's business, financial condition and results of operations. Further, changes in environmental regulations in the future may require the Company to make significant capital expenditures to change methods of disposal of hazardous solvents or otherwise alter aspects of its operations. The Company cannot estimate the potential costs of complying with local, state, and federal environmental laws.

     The Company's management believes that no toxic or hazardous materials will be byproducts of the manufacturing processes of the Pallet. Accordingly, management of the Company believes that the Company will not have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations. However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

     In the event any domestic or foreign regulatory agency requires approval and testing of the Pallet prior to its commercial exploitation, the Company cannot provide any assurance that testing procedures will be successfully completed or, if completed, such tests will demonstrate that the Pallet meets the required guidelines. There can also be no assurance that any required governmental approvals will be obtained. Accordingly, there can be no assurance that the Company will be able to market the Pallet in the United States or any foreign country. The same is true for any other products that the Company may develop. Any failure by the Company or its collaborators or licensees to obtain any required regulatory approvals or licenses would adversely affect the ability of the Company to market its products and would have a significant adverse affect on the Company's revenues.

     Employees

     The Company currently has four full-time employees. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis.

     Patents

     Jeannie Runnalls and Greg Andrascik recently applied for patent protection in the United States and have been issued a Patent Pending status on the Pallet design which includes the combination of substrate components that comprise the Composite Pallet. "Composite" is defined as the basic Pallet materials or constituents that are combined to form the finished product. Substrate components contained in the Composite Pallet include recycled crumb rubber derived from discarded tires, and recycled plastics. The patent was filed on March 15, 2000. Ms. Runnalls and Mr. Andrascik intend to assign the patent rights to the Company during the second quarter of 2000.

     The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. There can be no assurance that any particular patent will be granted or that patents issued to the Company will provide the protection contemplated. Patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously.

     Reports to Securityholders

     The Company files annual, quarterly and special reports and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company maintains its own website, with the address of www.envirokare.com.

Item 2. Description of Property

     The Company leases corporate office space located at 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120. The leased premises consists of 600 square feet and is insured under public liability insurance. The Company entered into a 36-month lease whose term began October 1, 1998, at an initial monthly rental of $700. The Company's total lease payments for the fiscal year ended December 31, 1999 were $8,062. The Company's total lease payments for the fiscal years ending December 31, 2000 and 2001 will be $9,276 and $7,200, respectively.

     On April 1, 1999, the Company entered into a 12-month lease agreement for office space located in British Columbia, at a monthly rental of $800. On or about July 31, 1999, the Company and the landlord agreed to mutually rescind the lease agreement. Neither the Company nor the landlord has any further obligation under the lease.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     In September 1999, by written consent in lieu of a meeting in accordance with Section 78.320 of the General Corporation Law of the State of Nevada, the shareholders approved the amendment of the Company's Articles of Incorporation to authorize 10,000,000 shares of Series A Convertible Preferred Stock, par value $.001. Each preferred share is convertible, at the option of the holder thereof, into 10 shares of the Company's common stock. Each preferred share carries ten votes. (Following the Company's 2-for-1 stock split payable March 6, 2000, each preferred share is now convertible into 20 shares of the Company's common stock, and each preferred share now carries twenty votes.) Of the 5,119,070 outstanding shares of common stock held by persons entitled to vote on the amendment of the Articles of Incorporation, 3,459,950 shares or 67.6% of the shares were voted in favor of the amendment, 0 shares or 0% were voted against the amendment, and 1,659,120 shares or 32.4% abstained from voting.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. The Company's common shares commenced trading on the OTC Bulletin Board on December 1, 1999. From December 1, 1999, to December 31, 1999, the high closing price was $3.125 and the low closing price was $1.50. During the quarter commencing January 1, 2000, through March 8, 2000, the high closing price was $3.88 and the low closing price was $1.75. The quoted prices do not reflect the Company's

2-for-1 stock split payable March 6, 2000 as discussed below. These OTC quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On February 22, 1999, the Company effected a reverse 2-for-1 stock split, reducing the Company's outstanding stock from 10,000,000 to 5,000,000 shares. On March 6, 2000, the Company effected a 2-for-1 stock split, in the form of a 100% stock dividend, payable to shareholders of record as of the close of business on March 1, 2000. This increased the number of common shares outstanding as of March 7, 2000, from 5,544,739 shares to 11,089,478 shares. At that date, there were 97 holders of record of the common shares.

     There have been no cash dividends declared on the Company's common stock in the last two fiscal years. Dividends are declared at the sole discretion of the Company's Board of Directors.

     Unregistered Sales of Securities during the Last Three Fiscal Years

     There have been no sales of unregistered securities within the last three fiscal years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

     On or about June 16, 1998, the Company sold 10,000,000 shares of its $.001 par value common stock for $0.001 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the "Act") specified by the provisions of Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $10,000. The proceeds of the offering were used to pay for organizational fees and provide working capital.

     On or about March 15, 1999, the Company sold 76,540 shares of its $.001 par value common stock for $.50 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $38,270. The proceeds of the offering were used to pay for organizational fees and provide working capital.

     In or about August 1999, the Company sold 25,000 shares of its $.001 par value common stock for $1.00 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $25,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     In or about August 1999 the Company sold 39,350 shares of its $.001 par value common stock for $1.00 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Regulation S promulgated thereunder. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $39,350. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On or about October 14, 1999, the Company sold 500,000 shares of its $.001 par value Series A Convertible Preferred Stock for $0.50 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Regulation S promulgated thereunder. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $250,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     In or about December 1999 the Company sold 232,000 shares of its $.001 par value common stock for $1.00 per share. These shares were sold to accredited investors in reliance on Section 4(2) of the Act. The shares were issued in a private placement and are therefore restricted securities that cannot be resold unless they are registered or unless a further exemption from registration is available for their resale. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $232,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On or about February 18, 2000, the Company sold 154,669 shares of its $.001 par value common stock for $1.50 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Regulation S promulgated thereunder. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $232,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On or about February 18, 2000, the Company sold 17,000 shares of its $.001 par value common stock for $1.50 per share. These shares were sold to accredited investors in reliance on Section 4(2) of the Act. The shares were issued in a private placement and are therefore restricted securities that cannot be resold unless they are registered or unless a further exemption from registration is available for their resale. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $25,500. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     Item 6. Plan of Operation

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece Pallet manufactured primarily from recycled plastic and crumb rubber derived from discarded tires. The Company is currently in the final stages of testing this product, and expects to begin generating licensing revenues during the third quarter of 2000, as the Company's licensees begin production of the Pallet.

     The Company had originally planned to have its licensees begin producing the Pallet in June 2000 but decided to conduct additional tests, which has delayed the previously planned start date by approximately four months. Significantly improved substrate technology caused the Company to rethink their initial production start-up dates. Consequently, additional product testing was required that would be specific to the improved substrate composition, prior to initiating the launch of production operations for licensees. Although the Company's decision to further test the Pallet has set back production dates, the Company believes that this additional testing has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the Pallet through in-use testing beginning in the second quarter of 2000. The Company believes that after a final engineering analysis report is completed, Company licensees will commence production of the Pallet during the third quarter of 2000.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. See "Item 5. Market for Common Equity and Related Stockholder Matters -- Unregistered Sales of Securities during the Last Three Fiscal Years" for a discussion of the Company's securities issuances. The Company has budgeted expenditures in 2000 of $582,000, and plans to raise $250,000 in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional $250,000 it plans to raise in the next several months, the Company now believes that it is at the point where it can move forward with its production and marketing plans, which in the short term include the start-up of Pallet manufacturing operations by Company licensees, and in the longer term include adding additional licensees and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations for at least the next twelve months.

     To achieve and maintain competitiveness of its products and to conduct further production and development, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's shares. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's longer-term plans include setting up its own production operations, in addition to its shorter-term focus of having licensees produce the Pallet. If the Company cannot raise enough funds, it may not be able to carry out its plan to set up its own operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Liquidity

     The Company is not yet generating revenues. For the year ended December 31, 1999, the Company had a net loss of $894,375, compared to a net loss of $ 34,427 for the period from June 15, 1998 (inception) to December 31, 1998. The Company anticipates that it will begin to generate revenue during the third quarter of 2000 upon the planned start of production of the Pallet by the Company's licensees. At December 31, 1999 the Company had current assets of $224,337, consisting of $148,046 in cash and $76,291 in prepaid expenses. During 1999, the Company's cash resources increased primarily due to issuances of the Company's preferred stock and common stock. See "Item 5. Market for Common Equity and Related Stockholder Matters -- Unregistered Sales of Securities during the Last Three Fiscal Years" for a discussion of the Company's securities issuances. At December 31, 1999 the Company had current liabilities of $169,090. At December 31, 1999 current assets exceeded current liabilities by $55,247. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

Item 7. Financial Statements


                              ENVIROKARE TECH, INC.
                              Financial Statements
                           December 31, 1999 and 1998












                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                            Seafirst Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

     Index to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT                                             15

FINANCIAL STATEMENTS

         Statements of Financial Position                                16

         Statements of Operations and Comprehensive Loss                 17

         Statement of Stockholders' Equity                               18

         Statements of Cash Flows                                        19

NOTES TO FINANCIAL STATEMENTS                                            20

Board of Directors
Envirokare Tech, Inc.
2470 Chandler, Suite 5
Las Vegas, Nevada  89120

                          Independent Auditor's Report

We have audited the accompanying statements of financial position of Envirokare Tech, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations and comprehensive loss, cash flows, and stockholders' equity for the year then ended and for the period from June 15, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended and from June 15, 1998 to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has sustained losses since its inception on June 15, 1998. Realization of a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Spokane, Washington
March 31, 2000

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        STATEMENTS OF FINANCIAL POSITION

                                                                         December 31,    December 31,
                                                                             1999           1998
                                                                         -----------     ------------
 ASSETS
       CURRENT ASSETS
            Cash                                                         $   148046    $   2,388
            Prepaid expenses                                                 76,291          730
                                                                          ---------    ---------
                 TOTAL CURRENT ASSETS                                       224,337        3,118
                                                                          ---------    ---------

       PROPERTY AND EQUIPMENT
            Furniture and fixtures                                            1,593        1,014
            Office equipment                                                  6,661        2,645
                 Less accumulated depreciation                               (1,385)        (149)
                                                                          ---------    ---------
                 TOTAL PROPERTY AND EQUIPMENT                                 6,869        3,510
                                                                          ---------    ---------

       OTHER ASSETS
            Deposits and retainers                                           18,789         --
            Patent costs                                                     33,939       33,330
                                                                          ---------    ---------
                 TOTAL OTHER ASSETS                                          52,728       33,330
                                                                          ---------    ---------

            TOTAL ASSETS                                                  $ 283,934    $  39,958
                                                                          =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
            Accounts payable                                              $  88,155    $    --
            Notes payable                                                    61,965       61,965
            Accrued interest                                                  6,770          573
            Reimbursement due                                                12,200        1,847
                                                                          ---------    ---------
                 TOTAL CURRENT LIABILITIES                                  169,090       64,385
                                                                          ---------    ---------

       COMMITMENTS AND CONTINGENCIES                                           --           --
                                                                          ---------    ---------

       STOCKHOLDERS' EQUITY
            Preferred stock, 10,000,000 shares authorized,
                 $.001 par value; 500,000 and no shares issued and
                 outstanding, respectively                                      500         --
            Common stock, 200,000,000 shares authorized,
                 $.001 par value; 5,373,070 and 5,000,000 shares issued
                 and outstanding, respectively                                5,373        5,000
            Stock subscriptions receivable                                 (105,000)        --
            Additional paid-in-capital                                      590,773        5,000
            Stock options                                                   552,000         --
            Accumulated deficit during developmental stage                 (927,600)     (34,427)
            Other comprehensive loss                                         (1,202)        --
                                                                          ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            114,844      (24,427)
                                                                          ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 283,934    $  39,958
                                                                          =========    =========

     The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                Period from         Period from
                                                                               June 15, 1998       June 15, 1998
                                                              Year Ended      (Inception) to       (Inception) to
                                                            December 31,      December 31,        December 31,
                                                               1999              1998                 1999
                                                            -----------       ----------           ----------
REVENUES                                                    $      --         $     --             $      --
                                                           -----------        ----------           ----------
EXPENSES
       Consulting fees: related parties                        282,716            10,000              292,716
       Other consulting fees                                   378,350             6,700              385,050
       Rent                                                     10,899             2,920               13,819
       General and administrative                               96,621             4,085              100,706
       Transfer agent fees                                        --               1,353                1,353
       Depreciation                                              1,235               149                1,384
       Interest on notes payable                                 6,239               573                6,812
       Listing expenses and filing fees                           --               8,647                8,647
       Legal and accounting                                     45,963              --                 45,963
       Research and development                                 71,150              --                 71,150
                                                           -----------        ----------           ----------

            TOTAL EXPENSES                                     893,173            34,427              927,600
                                                           -----------        ----------           ----------


LOSS FROM OPERATIONS                                          (893,173)          (34,427)            (927,600)

INCOME TAX                                                        --                --                   --
                                                           -----------        ----------           ----------

NET LOSS                                                      (893,173)          (34,427)            (927,600)

OTHER COMPREHENSIVE LOSS
       Foreign currency translation loss                        (1,202)             --                 (1,202)
                                                           -----------        ----------           ----------

COMPREHENSIVE LOSS                                            (894,375)          (34,427)            (928,802)
                                                           ===========        ==========           ==========


       BASIC AND DILUTED NET LOSS PER COMMON SHARE         $     (0.17)       $   nil              $    (0.18)
                                                           ===========        ==========           ==========

       WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
            COMMON STOCK SHARES OUTSTANDING                  5,112,832         5,000,000            5,071,144
                                                           ===========        ==========           ==========

     The accompanying notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 1999

                                                      Preferred Stock         Common Stock      Additional
                                                  Number                    Number                Paid-In    Stock    Subscriptions
                                                 of Shares      Amount     of Shares   Amount     Capital    Options    Receivable
                                                 ---------      ------     ---------   ------     -------    -------    ----------
Issuance of common stock in June, 1998:
       For cash at $.001 per share                     --        $--      10,000,000   $5,000   $  5,000   $   --     $    --

Net loss for period ended December 31, 1998            --         --            --       --         --         --          --
                                                    -------      ----     ----------   ------   --------   --------   ---------

Balance
       December 31, 1998                               --         --      10,000,000    5,000      5,000       --          --

Issuance of common stock at $.50 -                     --         --         373,070      373    334,426       --      (105,000)
        $1.00 per share for cash

Issuance of  preferred stock at $.50 per share      500,000       500           --       --      249,500       --          --
       for cash

Issuance of stock options                              --         --            --       --         --      552,000        --

Forgiveness of debt                                    --         --            --       --        1,847       --          --

Net loss for year ended December 31, 1999              --         --            --       --         --         --          --

Foreign currency translation loss                      --         --            --       --         --         --          --
                                                    -------      ----     ----------   ------   --------   --------   ---------

Balance, December 31, 1999                          500,000      $500     10,373,070   $5,373   $590,773   $552,000   $(105,000)
                                                    =======      ====     ==========   ======   ========   ========   =========

                                                                                     Other             Total
                                                                   Accumulated   Comprehensive      Stockholders'
                                                                    Deficit          Loss             Equity
                                                                   -----------   --------------      ---------
Issuance of common stock in June, 1998:                            $    --        $    --           $  10,000
       For cash at $.001 per share
                                                                     (34,427)          --             (34,427)
Net loss for period ended December 31, 1998                        ---------      -------           ---------


Balance                                                              (34,427)          --             (24,427)
       December 31, 1998
                                                                        --             --             229,799
Issuance of common stock at $.50 - $1.00 per share
       for cash
                                                                        --             --             250,000
Issuance of  preferred stock at $.50 per share
       for cash
                                                                        --             --             552,000
Issuance of stock options
                                                                        --             --               1,847
Forgiveness of debt
                                                                    (893,173)          --            (893,173)
Net loss for year ended December 31, 1999
                                                                        --         (1,202)             (1,202)
Net loss for period ended December 31, 1998                        ---------      -------          ---------

                                                                   $(927,600)     $(1,202)          $ 114,844
Balance, December 31, 1999                                         =========      =======           =========

     The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                 Period from           Period from
                                                                               Year             June 15, 1998         June 15, 1998
                                                                               Ended           (Inception) to        (Inception) to
                                                                           December 31,         December 31,          December 31,
                                                                               1999                 1998                  1999
                                                                         -----------------     ----------------      ---------------
Cash flows from operating activities:
       Net loss                                                              $(893,173)         $(34,427)         $(927,600)
       Adjustments to reconcile net loss
            to net cash used by operating activities:
       Depreciation                                                              1,235               149              1,384
       Stock options issued for consulting fees                                552,000              --              552,000
       Increase in prepaid expenses                                            (94,350)             (730)           (95,080)
       Increase in accounts payable                                            100,356              --              100,356
       Increase in accrued interest                                              6,197               573              6,770
       Expenses paid by note payable                                              --               2,870              2,870
                                                                             ---------          --------          ---------

       Net cash used by operating activities                                  (327,735)          (31,565)          (359,300)
                                                                             ---------          --------          ---------

Cash flows from investing activities:
       Patent costs                                                               (609)             --                 (609)
       Equipment                                                                (4,595)           (1,047)            (5,642)
                                                                             ---------          --------          ---------

       Net cash used in investing activities                                    (5,204)           (1,047)            (6,251)
                                                                             ---------          --------          ---------

Cash flows from financing activities:
       Proceeds from sale of preferred stock                                   250,000              --              250,000
       Proceeds from sale of common stock                                      229,799            10,000            239,799
       Proceeds from issuance of notes payable                                    --              25,000             25,000
                                                                             ---------          --------          ---------

       Net cash provided by financing activities                               479,799            35,000            514,799
                                                                             ---------          --------          ---------

Increase in cash                                                               146,860             2,388            149,248

Adjustment for foreign currency                                                 (1,202)             --               (1,202)

Cash, beginning of period                                                        2,388              --                 --
                                                                             ---------          --------          ---------

Cash, end of period                                                          $ 148,046          $  2,388            148,046
                                                                             =========          ========          =========

SUPPLEMENTAL INFORMATION:

       Interest paid                                                         $    --            $   --            $    --
                                                                             =========          ========          =========

       Income taxes paid                                                     $    --            $   --            $    --
                                                                             =========          ========          =========

NON-CASH TRANSACTIONS:
       Note issued for purchase of property, equipment and
          operating expenses                                                 $    --            $  3,635          $   3,635
       Note issued for pending patent to related party                       $    --            $ 33,330          $  33,330
       Reimbursement due for purchase of equipment                           $    --            $  1,847          $   1,847
       Stock options issued for consulting fees                              $ 552,000          $   --            $ 552,000
       Stockholder's contribution for equipment                              $   1,847          $   --            $   1,847

     The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc., (hereinafter "the Company"), was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired the property, assets and undertakings of a business manufacturing and developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials. The Company is currently developing marketing and manufacturing plans for the products under development. The Company maintains an office in Las Vegas, Nevada.

The Company is in the development stage, and as of December 31, 1999 had not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Envirokare Tech, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation in June 1998. It is primarily engaged in the refinement of a manufacturing process which is based on research findings for the development of pallets made of recycled materials.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $927,600 which includes a net loss of $893,173 for the year ending December 31, 1999, and has a working capital deficit. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (continued)

The Company has raised equity capital through the sale of common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic and rubber composite pallet. In-depth analysis of compounds, extrusion method and equipment modifications have been studied and refined, as have initial prototypes. During the year ending December 31, 1999, the Company has contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical services. Finished product should be available for distribution to potential customers for in-use evaluation during the second quarter of year 2000.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Loss Per share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At December 31, 1999 and 1998, the Company had net operating losses of approximately $893,000 and $34,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassification

The reclassification in the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholders' equity for December 31, 1998, or the period then ended.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1999.

Year 2000 Issues

Like other companies, Envirokare Tech, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the year 2000 issue.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                                    For The Years Ended
                                                        December 31,
                                              ---------------------------------
                                                   1999               1998
                                              ------------       ------------
          Furniture and Fixtures                   $1,593             $1,014
          Less Accumulated Depreciation               269                 50
                                              ------------       ------------
          Net Furniture & Fixtures                 $1,324               $964
                                              ============       ============

          Office Equipment                         $6,661             $2,645
          Less Accumulated Depreciation             1,116                 99
                                              ------------       ------------
          Net Office Equipment                     $5,545             $2,546
                                              ============       ============

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998

NOTE 4 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. The Company is currently investigating the patent process on this technology. During the year ended December 31, 1999, attorney fees of $609 were added to patent cost. The amortization of patent costs will begin when the final patents are granted. If the Company does not obtain the patent, the costs of acquiring the patent rights from its originator will be charged to operations.


NOTE 5 - DETAILS OF SHORT-TERM DEBT

Reimbursement due, in the amount of $1,847, are monies owing Timothy Zuch for gift certificates provided to the Company in fiscal year ending December 31, 1998, which were deducted from the purchase price of computer equipment. This debt was forgiven during the year ending December 31, 1999 and applied to additional paid in capital.

Refunds of $12,200 were due to potential investors from the stock subscription offering. The potential investors did not meet the accredited investor criteria that was a prerequisite for inclusion in the offering. The refunds were paid in February 2000.

Short-term notes payable at December 31, 1999 and 1998 consist of unsecured notes bearing 10% interest and are dated between August 18, 1998 and December 16, 1998. The short-term notes are payable to Real Morel and are due on demand. The principal amount on the notes is $63,965. Interest expense recorded on the notes payable at December 31, 1999 and 1998 was $6,239 and $573, respectively.

NOTE 6 - COMMON STOCK

Upon incorporation, 10,000,000 shares of common stock were sold at $.001 per share, under Regulation D, Rule 504. At year's end, the stock was held by 30 shareholders, none of whom held in excess of ten percent of the stock.

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

During the year ending December 31, 1999, common stock shares of 373,070 were issued for cash. At December 31, 1999 the balance of stock subscriptions was $105,000. Stock subscriptions were paid, and stock issued February 16, 2000, for these common stock shares.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998


NOTE 7 - PREFERRED STOCK

During the year ending December 31, 1999, preferred stock shares of 500,000 were issued for $250,000 cash. The preferred stock has no rights for dividends, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty to one by the subsequent stock split effective March 1, 2000.

NOTE 8 - STOCK OPTIONS

In September 1999, the Company adopted the 1999 Stock Plan, a non-qualified plan. The plan was registered with the Securities Exchange Commission. The 1999 Stock Plan authorizes 2,000,000 stock options. The purposes of the 1999 Stock Plan are to attract, retain and motivate employees, directors and consultants of the Company. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted were estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 10 years, and management's expected volatility at 30%. For the year ended December 31, 1999, the company recorded $552,000 ($.48 per option) in consulting fees for the value of the options based upon these Black Scholes assumptions. These stock options will expire September 29, 2009. (See Note 9).

                                                        Fixed Plan
                                           -----------------------------------
                                              Number of       Weighted Average
                                               Shares          Exercise Price
                                           ----------------   ----------------
Outstanding at December 31, 1998                      0                 0
Granted                                       1,150,000             $1.15
                                              ---------             -----
Outstanding at December 31, 1999              1,150,000             $1.15
                                              =========             =====

Options Exercisable December 31, 1999           287,500             $1.15
                                              =========             =====

Common stock when issued for the above options will have certain contractual restrictions upon subsequent sale. All holders cannot sell more than 25% of their granted amounts per year held, nor exceed total annual sales of $100,000 per year.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998

NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who serves as a director, received cash in consulting fees during the year ending December 31, 1999 of $22,715.

Stock options of 1,150,000 were issued for common stock shares during the year ending December 31, 1999. Of these stock options, 500,000 were issued to related parties. (See Note 8).

Madelyn Thomas, who received $10,000 in consulting fees under the terms of an ongoing contract as of December 31, 1998 and an additional $20,000 as of December 31, 1999, is the wife of the president of the Company, Charles W. Thomas. (See Note 11). On June 1, 1999, Madelyn Thomas served the company thirty-day notice to terminate her consulting contract to be effective at month's end.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company entered into consulting contracts with Susan Westfall and Madelyn Thomas on November 1, 1998 for the purpose of establishing corporate offices on behalf of the Company. The terms of Ms. Westfall's contract specify that she will receive $2,500 per month for the term of the contract, which commenced November 1, 1998 and terminated April 30, 1999. The terms of Mrs. Thomas's contract specify that she will receive $5,000 per month for the term of the contract, which commenced November 1, 1998 and terminated June 30, 1999. Both contracts provide indemnification against any and all liability and provide for reimbursement of expenses up to a specified amount. They may be terminated upon thirty days written notice by either party.

On April 1, 1999, the Company entered into a lease for office space in British Columbia for the period of twelve months beginning April 1, 1999. Monthly payments for the initial year of the lease are $800(CDN) per month, not including utilities. This lease was cancelled as of July 31, 1999 without penalty.

The Company entered into a lease for office space in Nevada for the period of thirty-six months beginning October 1, 1998. Monthly payments for the initial year of the lease are $730 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance. Future annual minimum lease payments for the term of the lease are as follows for the years ending December 31:


                           2000                       $9,276
                           2001                       $7,200

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years ended December 31, 1999 and 1998

NOTE 11 - SUBSEQUENT EVENTS

In November 1999 the Company entered into a contract with Thermoplastic Composite Designs (TCD), Inc. and Thermoplastic Flowforming Technologies Corp.
(TPF) for professional and technical services. These services included the design and material specs, mold fabrication, prototype and demo units. The total contract amount is $133,800. During the year ended December 31, 1999, the amount paid was $50,800 leaving a balance owing of $83,000. On January 24, 2000 a payment of $35,000 was made. An additional payment of $35,000 was made on March 15, 2000. The Company recorded $70,000 of these research and development costs to prepaid expenses as of December 31, 1999. This amount represents the value of the molds derived from this contract, which may become depreciable property if no further development is necessary. Upon execution of a TPF Technology Licensing Agreement, the Company will receive a credit of $61,600; representing 46% of the payments made to TCD under the development contract, toward the license fee payable to TPF Technologies.

Charles W. Thomas, president of the Company, tendered his resignation effective February 1, 2000 due to poor health.

On February 7, 2000 the directors of the Company voted to offer to sell up to 300,000 shares of common stock at a price of $1.50 per share in a private offering.

On February 10, 2000, a 2 for 1 stock split was announced. The Company accomplished this by issuing a 100% stock dividend to shareholders of record at the close of business on March 1, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and principal executive officers of the Company as of December 31, 1999, are as specified on the following table:

        Name                    Age                   Position
        ----                    ---                   --------
Charles W. Thomas                66             President, Secretary,
                                                Treasurer and Director
                                                (resigned 1/24/00)

Jeannie M. Runnalls              50             Vice President and Director

Timothy M. Zuch                  44             Chief Financial Officer
                                                and Director (resigned 2/29/00)

Henry David Still, IV            59             Director


     At December 31, 1999, Charles W. Thomas was President, Secretary, Treasurer and a director of the Company, having served in those positions since December 28, 1998. He resigned from those positions effective January 24, 2000. Mr. Thomas has been providing administration services to public companies for over ten years. He served as President of Exec-U-Forms from 1984 to 1986 and Vice President of that company from May 1986 to December 1994. Mr. Thomas was the owner and operator of Thomas Service from 1961 through 1983 and the President and Administrator of E.U.F. Investments from 1989 through 1994.

     At December 31, 1999, Jeannie M. Runnalls was Vice President of Administration and a director of the Company. Effective January 24, 1999, she replaced Mr. Thomas as President and Secretary of the Company. She has been a director of the Company since March 10, 1999 and served as Vice President of Administration of the Company from March 1999 until becoming President in January 2000. She served as General Manager and owner of Taumus Enterprises, Cave Supper Club Ltd., and International Artists from October 1977 through November 1993. From November 1993 to August 1997, she served as General Manager of operations at the Pallet Factory. From August 1997 through March

1999, she was owner and operator of Pallet Control Systems. In 1967, Ms. Runnalls studied business at the Vancouver Vocational Institute.

     Timothy M. Zuch served as Chief Financial Officer and a director of the Company from August 1999 and, effective January 24, 2000, had also been appointed Treasurer of the Company, replacing Mr. Thomas in that capacity. Mr. Zuch resigned from those positions effective February 29, 2000. Mr. Zuch was employed with the Internal Revenue Service for seventeen years, in the capacity of agent and District Director's Representative.

     Henry David Still, IV, has served as a director of the Company since August 1999. Mr. Still possesses an accounting background and has held the position as general manager for construction companies including HDS Company, Inc. and Palmetto Properties, Inc. for sixteen years. Mr. Still is a director of Say Yes Foods, Inc.

     Effective January 24, 2000, James Scammell was appointed director to replace Mr. Thomas in that capacity. Mr. Scammell has a background in financial operations, and he is currently assisting the Company in establishing funding plans relating to the overall business plan and strategy of the Company. Mr. Scammell also assists with raising required capital for the Company. Mr. Scammell was the owner of a British Columbia Lottery Corporation sales outlet for five years and also managed and operated Scammell Farms, Inc., a British Columbia Thoroughbred racing and breeding operation for twelve years. Mr. Scammell handled all managerial aspects of these firms, including all oversight aspects of financial activities.

     None of the persons specified above share any familial relationship. Other than the persons specified above, there are currently no significant employees expected by the Company to make a significant contribution to the business of the Company. All directors of the Company serve until the next annual meeting of stockholders. The Company's executive officers are appointed by the Company's Board of Directors and serve at the discretion of the Board of Directors.

     Section 16(a) Beneficial Ownership Reporting Compliance

     On February 14, 2000, Forms 3 were filed late for Charles W. Thomas, then President and director; Jeannie M. Runnalls, then Vice President (currently President) and director; Henry David Still, IV, director; Timothy M. Zuch, then Chief Financial Officer, Treasurer and director; James Scammell, director; and Arcade Investments Limited, which beneficially owns more than 10% of the outstanding common stock of the Company. These persons (except for Mr. Scammell, who became a Director only in January 2000), reported their ownership of the Company's common stock in their respective year-end reports on Form 5, which were timely filed. Since Mr. Scammell became a Director only after December 31, 1999, the Form 5 filing requirement did not apply to him for 1999. An amended Form 5 was filed for Ms. Runnalls on February 17, 2000. Amended Forms 3 and 5 were filed for Arcade Investments Limited on March 10, 2000.

     Richard Dalon, formerly Chief Financial Officer and director of the Company, resigned from those positions on or about August 26, 1999. To the Company's knowledge, up to the time of Mr. Dalon's resignation, he had not filed a Form 3 or Form 5 report.

Since Mr. Dalon is no longer affiliated with the Company, the Company has no knowledge of whether Mr. Dalon has filed a Form 3 or a Form 5 report after his resignation from the Company. The Company has received no copies of Form 3 or Form 5 reports at any time before or since Mr. Dalon's resignation. Mr. Dalon is no longer subject to Section 16(a) beneficial ownership reporting compliance requirements with respect to his ownership of the Company's common stock.

Item 10. Executive Compensation

     The Company is required to set out particulars of compensation paid to the following persons:

     (a) The Company's chief executive officer during the most recently completed fiscal year;

     (b) Each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

     (c) Any additional individuals for whom disclosure would have been provided under (b) except that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year

     During the fiscal year ended December 31, 1999, the Company employed only one person meeting any of those requirements; namely, Charles Thomas, then President, Secretary, Treasurer and a director of the Company. Accordingly, the only person treated in the following charts is Mr. Thomas. Mr. Thomas resigned as President, Secretary, Treasurer and a director of the Company effective January 24, 2000.

     Fiscal Year Ended December 31, 1998

     The Company was incorporated in June 1998. During its fiscal year ended December 31, 1998, none of the executive officers or directors of the Company, including the chief executive officer, earned either compensation or remuneration from the Company for services provided in their official capacities.

     Fiscal Year Ended December 31, 1999

     Summary of Compensation

     During the fiscal year ended December 31, 1999, the only compensation received by Mr. Thomas was in the form of non-qualified stock options (subject to shareholder approval, as discussed below), as follows:

===================================================================================================================
                                    Annual Compensation                  Long Term Compensation
                             -------------------------------    ------------------------------------
                                                                         Awards            Payouts
                                                                -------------------------- ---------
                                                                Securities    Restricted
                                                Other           Under         Shares or
  Name and                                      Annual          Options/      Restricted   LTIP        All Other
  Principal                  Salary   Bonus     Compensation    SARs          Share        Payouts     Compensation
  Position          Year     ($)      ($)       ($)             Granted (#)   Units ($)    ($)         ($)
-------------------------------------------------------------------------------------------------------------------
  Charles W.        1999     0        0         0               150,000       0            0           0
     Thomas
  President and
  Director
-------------------------------------------------------------------------------------------------------------------


     Options and Stock Appreciation Rights Granted During the Most Recently
        Completed Fiscal Year

================================================================================
                   Securities        % of Total
                   Under             Options/SARs
                   Options/SARs      Granted to        Exercise or
                   Granted           Employees in      Base Price    Expiration
   Name            (#)               Fiscal Year       ($/Security)  Date
--------------------------------------------------------------------------------
   Charles W.      150,000           13.0%             $1.15         Sept. 29,
     Thomas                                                            2009
================================================================================

     These amounts have not been adjusted to reflect the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend, payable on March 6, 2000, to shareholders of record on March 1, 2000. All of the Company's stock option grants made in 1999 are subject to shareholder approval of the Company's 1999 Stock Plan. See " -- Compensation of Directors and Remuneration of Senior Officers," below.

     Long-Term Incentive Plans -- Awards in Most Recently Completed Fiscal Year

     The Company has no long-term incentive plan in place. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year. It is different from a plan for options, stock appreciation rights, or restricted share compensation.

     Options Exercised During the Most Recently Completed Fiscal Year and Fiscal
        Year End Option Values

     The following table sets out stock options exercised by Mr. Thomas during the last fiscal year, as well as the fiscal year end value of stock options held by him. All of the Company's stock option grants made in 1999 are subject to shareholder approval of the Company's 1999 Stock Plan. See " -- Compensation of Directors and Remuneration of Senior Officers," below. During this period, Mr. Thomas held no stock appreciation rights.

===============================================================================================================
                                                    Unexercised Options/SARs at   Value of Unexercised in the
                    Securities    Aggregate              Dec. 31, 1999 (#)        Money Options/SARs at
                    Acquired on   Value Realized                                  Dec. 31, 1999  ($)
Name                Exercise      ($)                Exercisable/Unexercisable    Exercisable/Unexercisable (1)
---------------------------------------------------------------------------------------------------------------
Charles W.          0             0                 150,000/0                     N/A
  Thomas
===============================================================================================================

(1) In-the-money options are those where the market value of the underlying securities on a given date exceeds the option exercise price at that date. The closing market price of the Company's shares on December 31, 1999, was $2.38.

     Compensation of Directors and Remuneration of Senior Officers

     Mr. Thomas's compensation was disclosed above. The Company did not pay any cash compensation to any other director for services as a director during the fiscal year ended December 31, 1999.

     The Company has no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of stock options in accordance with the Company's 1999 Stock Plan. Such grants are subject to approval of the Company's 1999 Stock Option Plan by the Company's shareholders. The Company plans to request shareholder approval of the Plan at its annual meeting of shareholders to be held in May 2000. During the last fiscal year, the Company granted its directors, other than Mr. Thomas, non-qualified stock options to purchase a total of 300,000 Envirokare common shares. It granted 50,000 to Mr. Still, 100,000 to Mr. Zuch and 150,000 to Ms. Runnalls. These amounts have not been adjusted to reflect the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend, payable on March 6, 2000, to shareholders of record on March 1, 2000. These options are exercisable up to the close of business on September 29, 2009.

     All of the existing stock options are non-transferable and terminate on the earlier of the expiration date or the end of the six-month period after the date on which the director, officer or employee, as the case may be, terminates his or her position at the Company.

     The outstanding options will be adjusted if the Company consolidates, subdivides or similarly changes its share capital.

     There has been no arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during the Company's fiscal year ended December 31, 1999.

     During the fiscal year ended December 31, 1999, the Company paid a total of $20,000 to Madelyn Thomas for consulting fees. Ms. Thomas is the wife of Charles Thomas, who was President, Secretary, Treasurer and a director of the Company during the fiscal year ended December 31, 1999.

     Employment Contracts and Termination of Employment and Change-in-Control
        Arrangements

     The Company anticipates entering into contracts with Ms. Runnalls and other Company executives during the second quarter of 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company's management, as of March 7, 2000, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below. The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers and directors and by its executive officers and directors, as a group, as of March 7, 2000. Beneficial ownership numbers reflect the Company's 2-for-1 stock split, effected as a 100% stock dividend, payable March 6, 2000 to shareholders of record March 1, 2000.

                                        Amount and Nature of       Percentage
Name and Address (1)                    Beneficial Ownership(2)     of Class
--------------------                    -----------------------    ---------

Arcade Investments Limited                10,650,000(3)            50.5%

Jeannie M. Runnalls                          510,000(4)             4.5%

Henry David Still, IV                        100,000(5)             0.9%

James D. Scammell                            100,000(5)             0.9%

All executive officers and directors         710,000(2)             6.1%(2)
as a  group (3 persons)

(1) The address of Arcade Investments Limited is 21 East Drive, Garston, Watford, England WD2 6AH. The address for each of the other persons listed is 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 7, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes 500,000 shares of convertible preferred stock, each of which is currently convertible into twenty shares of common stock of the Company, or an aggregate of 10,000,000 shares of common stock.

(4) Includes options exercisable within 60 days of March 7, 2000, to purchase an aggregate of 300,000 shares of common stock. These option grants are subject to shareholder approval of the Company's 1999 Stock Plan. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 1999 -- Compensation of Directors and Remuneration of Senior Officers."

(5) Includes options exercisable within 60 days of March 7, 2000, to purchase 100,000 shares of common stock. Neither Mr. Still nor Mr. Scammell owns any shares of the Company's common stock. These option grants are subject to shareholder approval of the Company's 1999 Stock Plan. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 1999 -- Compensation of Directors and Remuneration of Senior Officers."

     The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions

     On November 1, 1998, the Company entered into a management services agreement with Madelyn Thomas, the wife of Charles W. Thomas, then President, Secretary, Treasurer and a director of the Company. According to the terms of the agreement, Mrs. Thomas was to receive $5,000 per month for the term of the agreement, which was to end on October 31, 1999. The agreement provided for indemnification against any and all liability and for reimbursement of expenses up to a specified amount. Mrs. Thomas' duties under the agreement included researching possible locations for the Company's corporate office, lease negotiations, purchasing necessary equipment and supplies, hiring necessary support staff, initial office management and research of the pallet industry in the United States. The agreement provided for termination upon thirty days' written notice by either party. As of December 31, 1998, Mrs. Thomas had received $10,000 in consulting fees under the agreement. On June 1, 1999, Mrs. Thomas gave the Company 30 days' notice to terminate the agreement, effective June 30, 1999. As of December 31, 1999, Mrs. Thomas had been paid a total of $20,000 under the agreement, with the additional accrued unpaid amount being forgiven by Mrs. Thomas.

     In December 1998, the Company purchased certain assets, including all of the equipment, early-stage rubber mold technology and patent rights potentially applicable to future development of rubber mold technology for creating a pallet made of recycled materials, from Real Morel of International Pallet and The Pallet Company. See "Item 1. Description of Business -- Development and Business of the Company." The Company's purchase price payment obligation was evidenced by a series of unsecured notes payable in favor of Real Morel totaling Cdn.$ 61,965, with interest accruing at 10% per annum. At the time of the transaction, Mr. Morel operated both International Pallet and the Pallet Company. At the time of the transaction, Jeannie Runnalls, current President and a director of the Company, was the office manager of International Pallet.

Item 13. Exhibits, Financial Data Schedules and Reports on Form 8-K

     (a)  Exhibits

     3.1  Company's Articles of Incorporation, as amended October 12, 1999.

     3.2 Company's By-laws (incorporated herein by reference to Exhibit 3 to Company's Registration Statement on Form 10-SB, dated May 14, 1999, Registration No. 000-26095 ("Company's Form 10-SB").

     10.1 General Assignment of Assets of the Rubber Mold Technology, dated as of December 15, 1998, between Real Morel, as Assignor, and the Company, as Assignee (incorporated herein by reference to Exhibit 4 to Company's Form 10-SB).

     10.2 Promissory Notes Executed by the Company in Favor of Real Morel, dated as of December 15, 1998, December 15, 1998, August 18, 1998, September 24, 1998 and November 16, 1998 (incorporated herein by reference to
          Exhibit 5 to Company's Form 10-SB).

     10.3 Management Services Agreement, dated as of November 1, 1998, between Susan Westfall, as Contractor, and the Company (incorporated herein by reference to Exhibit 6 to Company's Form 10-SB).

     10.4 Management Services Agreement, dated as of November 1, 1998, between Madelyn Thomas, as Contractor, and the Company (incorporated herein by reference to Exhibit 7 to Company's Form 10-SB).

          Financial Data Schedule

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, Nevada, on April 6, 2000.


                                            ENVIROKARE TECH, INC.
                                            Registrant

                                            By: /s/ JEANNIE M. RUNNALLS
                                                ---------------------------
                                                Name:   Jeannie M. Runnalls
                                                Title:  President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                       Title                          Date
        ---------                       -----                          ----

 /s/ JEANNIE M. RUNNALLS      President and Director               April 6, 2000
 ------------------------
   Jeannie M. Runnalls        (Principal Executive Officer
                              and Principal Financial and
                              Accounting Officer)

/s/ HENRY DAVID STILL, IV     Director                             April 6, 2000
-------------------------
  Henry David Still, IV

  /s/ JAMES D. SCAMMELL       Director                             April 6, 2000
  -----------------------
    James D. Scammell

Exhibit
Number    Description of Document
--------  -----------------------

3.1       Company's Articles of Incorporation, as amended October 12, 1999.

3.2 Company's By-laws (incorporated herein by reference to Exhibit 3 to Company's Registration Statement on Form 10-SB, dated May 14, 1999, Registration No. 000-26095 ("Company's Form 10-SB").

10.1 General Assignment of Assets of the Rubber Mold Technology, dated as of December 15, 1998, between Real Morel, as Assignor, and the Company, as Assignee (incorporated herein by reference to Exhibit 4 to Company's Form 10-SB).

10.2 Promissory Notes Executed by the Company in Favor of Real Morel, dated as of December 15, 1998, December 15, 1998, August 18, 1998, September 24, 1998 and November 16, 1998 (incorporated herein by reference to Exhibit 5 to Company's Form 10-SB).

10.3 Management Services Agreement, dated as of November 1, 1998, between Susan Westfall, as Contractor, and the Company
          (incorporated herein by reference to Exhibit 6 to Company's Form
          10-SB).

10.4 Management Services Agreement, dated as of November 1, 1998, between Madelyn Thomas, as Contractor, and the Company
          (incorporated herein by reference to Exhibit 7 to Company's Form
          10-SB).

27.0      Financial Data Schedule