Form 10QSB
period 2000-03-31
ENVIROKARE TECH INC
filed 2000-05-11
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period year ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number 000-26095


                              ENVIROKARE TECH, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                               88-0412549
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

             2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120
                    (Address of principal executive offices)

                                 (702) 262-1999
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of April 27, 2000, was 11,089,478.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

           Accountant's Review Report..........................................2

           Statements of Financial Position....................................3

           Statements of Operations and Comprehensive Loss.....................4

           Statement of Stockholders' Equity...................................5

           Statements of Cash Flows............................................6

           Notes to the Financial Statements...................................7

Item 2.  Plan of Operation....................................................14



Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities................................................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5   Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements





                              ENVIROKARE TECH, INC.
                              Financial Statements
                      March 31, 2000 and December 31, 1999







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

Accountant's Review Report

We have reviewed the accompanying statement of financial position of Envirokare Tech, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations and comprehensive loss, cash flows, and stockholders' equity for the three months ended March 31, 2000, and for the period from June 15, 1998 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated March 31, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception and has no revenues. The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 25, 2000

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        STATEMENTS OF FINANCIAL POSITION

                                                                         March 31,      December 31,
                                                                           2000             1999
                                                                        (unaudited)
                                                                       ------------     ------------
ASSETS
       CURRENT ASSETS
            Cash                                                       $   321,898      $   148,046
            Prepaid expenses                                                91,290           76,291
                                                                       -----------      -----------
                 TOTAL CURRENT ASSETS                                      413,188          224,337
                                                                       -----------      -----------

       PROPERTY AND EQUIPMENT
            Furniture and fixtures                                           1,893            1,593
            Office equipment                                                 6,661            6,661
                 Less accumulated depreciation                              (1,789)          (1,385)
                                                                       -----------      -----------
                 TOTAL PROPERTY AND EQUIPMENT                                6,765            6,869
                                                                       -----------      -----------

       OTHER ASSETS
            Deposits and retainers                                          21,289           18,789
            Patent costs                                                    33,939           33,939
                                                                       -----------      -----------
                 TOTAL OTHER ASSETS                                         55,228           52,728
                                                                       -----------      -----------

            TOTAL ASSETS                                               $   475,181      $   283,934
                                                                       ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
            Accounts payable                                           $    16,198      $    88,155
            Notes payable                                                   61,965           61,965
            Accrued interest                                                 8,321            6,770
            Reimbursement due                                                 --             12,200
                                                                       -----------      -----------
                 TOTAL CURRENT LIABILITIES                                  86,484          169,090
                                                                       -----------      -----------

       COMMITMENTS AND CONTINGENCIES                                          --               --
                                                                       -----------      -----------
       STOCKHOLDERS' EQUITY
            Preferred stock, 10,000,000 shares authorized,
                 $.001 par value; 500,000 and no shares issued and
                 outstanding, respectively                                     500              500
            Common stock, 200,000,000 shares authorized,
                 $.001 par value; 11,089,478 and 10,746,140 shares
                 issued and outstanding, respectively                       11,089           10,746
            Stock subscriptions receivable                                    --           (105,000)
            Additional paid-in-capital                                     842,557          585,400
            Stock options                                                  552,000          552,000
            Accumulated deficit during developmental stage              (1,015,089)        (927,600)
            Other comprehensive loss                                        (2,360)          (1,202)
                                                                       -----------      -----------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           388,697          114,844
                                                                       -----------      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   475,181      $   283,934
                                                                       ===========      ===========

       See accountant's review report and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          For the            For the         Period from
                                                        Three Months      Three Months      June 15, 1998
                                                           Ended              Ended         (Inception) to
                                                         March 31,          March 31,         March 31,
                                                            2000              1999               2000
                                                        (unaudited)        (unaudited)       (unaudited)
                                                        ------------      ------------      ------------
REVENUES                                                $       --        $       --        $       --
                                                        ------------      ------------      ------------
EXPENSES

       Consulting fees: related parties                       15,170            15,000           307,886
       Other consulting fees                                  32,500             7,500           417,550
       Rent                                                    2,292             2,190            16,111
       General and administrative                             20,722             1,281           121,428
       Transfer agent fees                                       679              --               2,032
       Depreciation                                              404               163             1,788
       Interest on notes payable                               1,551             1,689             8,363
       Listing expenses and filing fees                        3,485            12,371            12,132
       Legal and accounting                                   10,686            11,500            56,649
       Research and development                                 --                --              71,150
                                                        ------------      ------------      ------------
            TOTAL EXPENSES                                    87,489            51,694         1,015,089
                                                        ------------      ------------      ------------

LOSS FROM OPERATIONS                                         (87,489)          (51,694)       (1,015,089)

INCOME TAX                                                      --                --                --
                                                        ------------      ------------      ------------

NET LOSS                                                     (87,489)          (51,694)       (1,015,089)

OTHER COMPREHENSIVE LOSS
       Foreign currency translation loss                      (1,158)             --              (2,360)
                                                        ------------      ------------      ------------

COMPREHENSIVE LOSS                                           (88,647)          (51,694)       (1,017,449)
                                                        ============      ============      ============

       BASIC AND DILUTED NET LOSS PER COMMON SHARE      $      (0.01)     $      (0.01)     $      (0.10)
                                                        ============      ============      ============

       WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
            COMMON STOCK SHARES OUTSTANDING               10,917,809        10,150,000        10,254,047
                                                        ============      ============      ============

       See accountant's review report and notes to financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY


                                                             Preferred Stock                   Common Stock
                                                       ---------------------------     ---------------------------      Additional
                                                         Number                           Number                         Paid-In
                                                        of Shares        Amount          of Shares        Amount         Capital
                                                       -----------     -----------     -----------     -----------     -----------
Issuance of common stock in June, 1998:
      For cash at $.001 per share                             --       $      --        10,000,000     $    10,000     $      --

Net loss for period ended December 31, 1998                   --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance
      December 31, 1998                                       --              --        10,000,000          10,000            --

Issuance of common stock at $.50 - $1.00 per share            --              --           746,140             746         334,053
      for cash

Issuance of  preferred stock at $.50 per share             500,000             500            --              --           249,500
      for cash

Issuance of stock options                                     --              --              --              --              --

Forgiveness of debt                                           --              --              --              --             1,847

Net loss for year ended December 31, 1999                     --              --              --              --              --

Foreign currency translation loss                             --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1999                                 500,000             500      10,746,140          10,746         585,400

Cash received for subscriptions receivable                    --              --              --              --              --

Issuance of common stock at $0.75 per share                   --              --           343,338             343         257,157

Net loss for the three months ended March 31, 2000            --              --              --              --              --

Foreign currency translation loss                             --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance, March 31, 2000 (unaudited)                        500,000             500      11,089,478          11,089         842,557
                                                       ===========     ===========     ===========     ===========     ===========


                                                                                                          Other            Total
                                                        Stock       Subscriptions      Accumulated    Comprehensive    Stockholders'
                                                       Options       Receivable          Deficit          Loss            Equity
                                                     -----------     -----------      -----------      -----------      -----------
Issuance of common stock in June, 1998:
      For cash at $.001 per share                    $      --       $      --        $      --        $      --        $    10,000

Net loss for period ended December 31, 1998                 --              --            (34,427)            --            (34,427)
                                                     -----------     -----------      -----------      -----------      -----------
Balance
      December 31, 1998                                     --              --            (34,427)            --            (24,427)

Issuance of common stock at $.50 - $1.00 per share          --          (105,000)            --               --            229,799
      for cash

Issuance of  preferred stock at $.50 per share              --              --               --               --            250,000
      for cash

Issuance of stock options                                552,000            --               --               --            552,000

Forgiveness of debt                                         --              --               --               --              1,847

Net loss for year ended December 31, 1999                   --              --           (893,173)            --           (893,173)

Foreign currency translation loss                           --              --               --             (1,202)          (1,202)
                                                     -----------     -----------      -----------      -----------      -----------
Balance, December 31, 1999                               552,000        (105,000)        (927,600)          (1,202)         114,844

Cash received for subscriptions receivable                  --           105,000             --               --            105,000

Issuance of common stock at $0.75 per share                 --              --               --               --            257,500

Net loss for the three months ended March 31, 2000          --              --            (87,489)            --            (87,489)

Foreign currency translation loss                           --              --               --             (1,158)          (1,158)
                                                     -----------     -----------      -----------      -----------      -----------
Balance, March 31, 2000 (unaudited)                      552,000            --         (1,015,089)          (2,360)         388,697
                                                     ===========     ===========      ===========      ===========      ===========

        See accountant's review report and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                    For the          For the         Period from
                                                                                  Three Months     Three Months     June 15, 1998
                                                                                     Ended            Ended         (Inception) to
                                                                                   March 31,        March 31,         March 31,
                                                                                      2000             1999              2000
                                                                                   (unaudited)      (unaudited)      (unaudited)
                                                                                  -------------    ------------     -------------
Cash flows from operating activities:
       Net loss                                                                   $   (87,489)     $   (51,694)     $(1,015,089)
       Adjustments to reconcile net loss
            to net cash used by operating activities:
       Depreciation                                                                       404              163            1,788
       Stock options issued for consulting fees                                          --               --            552,000
       Increase (decrease)  in prepaid expenses                                       (17,499)          10,500         (112,579)
       Increase (decrease) in accounts payable                                        (84,157)            --             16,199
       Increase in accrued interest                                                     1,551            1,549            8,321
       Expenses paid by note payable                                                     --               --              2,870
                                                                                  -----------      -----------      -----------
       Net cash used by operating activities                                         (187,190)         (39,482)        (546,490)
                                                                                  -----------      -----------      -----------
Cash flows from investing activities:
       Patent costs                                                                      --               --               (609)
       Purchase of equipment                                                             (300)            --             (5,942)
                                                                                  -----------      -----------      -----------
       Net cash used in investing activities                                             (300)            --             (6,551)
                                                                                  -----------      -----------      -----------
Cash flows from financing activities:
       Proceeds from sale of preferred stock                                             --               --            250,000
       Proceeds from sale of common stock                                             362,500           37,500          602,299
       Proceeds from issuance of notes payable                                           --             12,000           25,000
                                                                                  -----------      -----------      -----------
       Net cash provided by financing activities                                      362,500           49,500          877,299
                                                                                  -----------      -----------      -----------
Increase in cash                                                                      175,010           10,018          324,258

Adjustment for foreign currency                                                        (1,158)            --             (2,360)

Cash, beginning of period                                                             148,046            2,388             --
                                                                                  -----------      -----------      -----------
Cash, end of period                                                               $   321,898      $    12,406          321,898
                                                                                  ===========      ===========      ===========

SUPPLEMENTAL INFORMATION:

       Interest paid                                                              $      --        $      --        $      --
                                                                                  ===========      ===========      ===========
       Income taxes paid                                                          $      --        $      --        $      --
                                                                                  ===========      ===========      ===========
NON-CASH TRANSACTIONS:
       Note issued for purchase of property, equipment and operating expenses     $      --        $      --        $     3,635
       Note issued for pending patent to related party                            $      --        $      --        $    33,330
       Reimbursement due for purchase of equipment                                $      --        $      --        $     1,847
       Stock options issued for consulting fees                                   $      --        $      --        $   552,000
       Stockholder's contribution for equipment                                   $      --        $      --        $     1,847

       See accountant's review report and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000



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

The Company is in the development stage, and as of March 31, 2000 had not realized any significant revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,015,089 which includes a net loss of $87,489 for the three months ended March 31, 2000 and has a working capital deficit. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

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

Provision for Taxes

At March 31, 2000 and December 31, 1999, the Company had net operating losses of approximately $87,489 and $927,600, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Reclassification

The reclassification in the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholders' equity for March 31, 1999 and December 31, 1999, or the periods then ended.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000.

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

Interim Financial Statements

The interim financial statements as of and for the three months ended March 31, 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                             March 31,   December 31,
                                               2000          1999
                                             ---------   ------------
          Furniture and Fixtures              $1,893       $1,593
          Less Accumulated Depreciation          348          269
                                              ------       ------
          Net Furniture & Fixtures            $1,545       $1,324
                                              ======       ======

          Office Equipment                    $6,661       $6,661
          Less Accumulated Depreciation        1,441        1,116
                                              ------       ------
          Net Office Equipment                $5,220       $5,545
                                              ======       ======

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

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

Short-term notes payable at March 31, 2000 and December 31, 1999 consist of unsecured notes bearing 10% interest and are dated between August 18, 1998 and December 16, 1998. The short-term notes are payable to Real Morel and are due on demand. The principal amount on the notes is $63,965. Interest expense recorded on the notes payable at March 31, 2000 and December 31, 1999 was $1,551 and $6,239, respectively.

NOTE 6 - COMMON STOCK

Upon incorporation, 10,000,000 shares of common stock were sold at $.001 per share, under Regulation D, Rule 504. At year's end, the stock was held by 30 shareholders, none of whom held in excess of ten percent of the stock.

On February 22, 1999, the Board of Directors authorized a 2-for-1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 5,000,000 shares were cancelled and additional paid-in capital was increased by $5,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 were restated to reflect the reverse stock split.

During the year ending December 31, 1999, common stock shares of 373,070 were issued for cash. At December 31, 1999 the balance of stock subscriptions was $105,000. Stock subscriptions were paid, and stock issued February 16, 2000, for these common stock shares.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

NOTE 6 - COMMON STOCK (Continued)

During the month of February 2000, common stock shares of 343,338 were issued at $0.75 per share. A common stock split, two for one, took place for holders of record as of March 1, 2000. All references in the accompanying financial statements to the number of common shares and per share amounts for the first three months ended March 31, 2000 and year ended December 31, 1999 have been restated to reflect the stock split.

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

                                              Fixed Plan
                                       Number of   Weighted Average
                                        Shares      Exercise Price

Outstanding at December 31, 1998            --           --
Granted                                1,150,000     $   1.15
                                       ---------     --------
Outstanding at December 31, 1999       1,150,000     $   1.15
Granted                                     --           --
                                       ---------     --------
Outstanding at March 31, 2000          1,150,000     $   1.15
                                       =========     ========

Options Exercisable March 31, 2000       287,500     $   1.15
                                       =========     ========

Common stock when issued for the above options will have certain contractual restrictions upon subsequent sale. All holders cannot sell more than 25% of their granted amounts per year held, nor exceed total annual sales of $100,000 per year.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed President, Secretary, and director of the Company on January 24, 2000, received $15,170 in cash for consulting fees during the first three months of 2000.

Jeannie M. Runnalls, who serves as a director, received cash in consulting fees during the year ending December 31, 1999 of $22,715.

Stock options of 1,150,000 were issued for common stock shares during the year ending December 31, 1999. Of these stock options, 500,000 were issued to related parties. (See Note 8).

Madelyn Thomas, who received $10,000 in consulting fees under the terms of an ongoing contract as of December 31, 1998 and an additional $20,000 as of December 31, 1999, is the wife of the past president of the Company, Charles W. Thomas. On June 1, 1999, Madelyn Thomas served the company thirty-day notice to terminate her consulting contract to be effective at month's end.

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

          2000                                 $6,957
          2001                                 $7,200

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 2. Plan of Operation

     This Form 10-QSB contains some statements that the Company believes are "forward-looking statements." These include statements about the future of the pallet industry, statements about future business plans and strategies, and most other statements that are not historical in nature. Forward-looking statements involve risks and uncertainties, including changing market conditions and competitive, regulatory and other matters discussed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. These and other factors could cause actual results to be materially different from any future results, performance or achievements expressed or implied. The discussion of the Company's plan of operation, including forward-looking statements, does not take into account the effect of any changes to the Company's operations or any external factors. Accordingly, readers should not place undue reliance on forward-looking statements. Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-QSB.

     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet (the "Pallet") manufactured primarily from recycled plastics and granulated rubber derived from discarded tires (commonly referred to as "crumb rubber"). The Company is currently in the final stages of testing this product, and expects to begin generating licensing revenues during the third quarter of 2000, as the Company's licensees begin production of the Pallet.

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

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the period ended March 31, 2000, the Company had a net loss of $87,489. The Company's net loss accumulated for the period from June 15, 1998 (inception) to March 31, 2000 was $1,015,089. The Company anticipates that it will begin to generate revenue during the third quarter of 2000 upon the planned start of production of the Pallet by the Company's licensees. At March 31, 2000 the Company had current assets of $413,188, consisting of $321,898 in cash and $91,290 in prepaid expenses. During the first quarter of 2000, the Company's cash resources increased primarily due to issuance of the Company's common stock for aggregate proceeds to the Company of $257,500. At March 31, 2000 the Company had current liabilities of $86,484. At March 31, 2000 current assets exceeded current liabilities by $326,704. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. The Company has budgeted expenditures in 2000 of $504,282, and plans to raise $550,000 in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional $550,000 it plans to raise in the next several months, the Company now believes that it is at the point where it can move forward with its production and marketing plans, which in the short term include the start-up of Pallet manufacturing operations by Company licensees, and in the longer term include adding additional licensees and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to March 31, 2001.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's shares. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's longer-term plans include setting up its own production operations, in addition to its shorter-term focus of having licensees produce the Pallet. If the Company cannot raise enough funds, it may not be able to carry out its plan to set up its own operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Product Testing and Development

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

     On November 16, 1999, the Company and Thermoplastic Composite Designs, Inc. ("TCD"), entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the Pallet design. TCD is a composite systems engineering and design corporation. The contract required TCD to deliver a Pallet that would meet design specifications including: 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered mold for the Company's first production facility. This first generation mold was available to produce finished product in April 2000. The Company's payments under this contract totaled $50,800 in 1999, and $70,000 in 2000 to date, with another $13,000 remaining to be paid upon completion of the contract. The Company is in the completion stage on this contract. Finished Pallet product is scheduled for distribution to potential customers for in-use evaluation during the second quarter of 2000.

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

     Employees

     The Company currently has four full-time employees. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis. Management does not currently anticipate making any significant changes to the Company's employee headcount.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         Recent Sales of Unregistered Securities

     Since January 1, 2000, the Company sold the following securities without registration under the Securities Act of 1933 in reliance on the exemptions from registration requirements cited. The share amounts and prices shown have not been adjusted to take into account the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend, payable March 6, 2000 to shareholders of record as of the close of business on March 1, 2000.

     On or about February 18, 2000, the Company sold 154,669 shares of its $.001 par value common stock for $1.50 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Regulation S promulgated thereunder. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $232,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On or about February 18, 2000, the Company sold 17,000 shares of its $.001 par value common stock for $1.50 per share. These shares were sold to accredited investors in reliance on Section 4(2) of the Securities Act. The shares were issued in a private placement and are therefore restricted securities that cannot be resold unless they are registered or unless a further exemption from registration is available for their resale. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $25,500. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.


Item 5.  Other Information

     On March 6, 2000, the Company effected a 2-for-1 stock split, in the form of a 100% stock dividend, payable to shareholders of record as of the close of business on March 1, 2000. This increased the number of common shares outstanding as of March 7, 2000, from 5,544,739 shares to 11,089,478 shares.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

     3.2 Company's By-laws (incorporated herein by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 14, 1999, Registration No. 000-26095 ("Company's Form 10-SB")).

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

     27   Financial Data Schedule

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, Nevada, on May 10, 2000.


                                        ENVIROKARE TECH, INC.
                                        Registrant

                                        By: /s/ JEANNIE M. RUNNALLS
                                            ------------------------------------
                                            Name:  Jeannie M. Runnalls
                                            Title: President and Director
                                                   (Principal Executive Officer
                                                   and Principal Financial and
                                                   Accounting Officer)

Exhibit
Number       Description of Document

3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

3.2 Company's By-laws (incorporated herein by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 14, 1999, Registration No. 000-26095 ("Company's Form 10-SB")).

10.5 General Assignment of Assets of the Rubber Mold Technology, dated as of December 15, 1998, between Real Morel, as Assignor, and the Company, as Assignee (incorporated herein by reference to Exhibit 4 to Company's Form 10-SB).

10.6 Promissory Notes Executed by the Company in Favor of Real Morel, dated as of December 15, 1998, December 15, 1998, August 18, 1998, September 24, 1998 and November 16, 1998 (incorporated herein by reference to Exhibit 5 to Company's Form 10-SB).

10.7 Management Services Agreement, dated as of November 1, 1998, between Susan Westfall, as Contractor, and the Company (incorporated herein by reference to Exhibit 6 to Company's Form 10-SB).

10.8 Management Services Agreement, dated as of November 1, 1998, between Madelyn Thomas, as Contractor, and the Company (incorporated herein by reference to Exhibit 7 to Company's Form 10-SB).

27           Financial Data Schedule