Form 10QSB/A
period 2000-03-31
ENVIROKARE TECH INC
filed 2000-05-22
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

The Company hereby amends the following Item of its Quarterly Report on Form 10-QSB for the three months ended March 31, 2000 (the Original Filing). The below referenced Item in Part I is hereby amended by deleting the Item in its entirety and replacing it with the Item set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.



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


As discussed in Note 6 to the financial statements, the disclosure concerning stock ownership in 1998 has been clarified for disclosure purposes.


/s/ Williams & Webster, P.S.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 25, 2000 (except for Note 6, as to which the date is May 17, 2000)

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (continued)


The Company has raised equity capital through the sale of common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic and rubber composite pallet. In-depth analysis of compounds, extrusion method and equipment modifications have been studied and refined, as have initial prototypes. During the year ended December 31, 1999, the Company contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical services. Finished product should be available for distribution to potential customers for in-use evaluation during the second quarter of year 2000.


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

Reclassification


The reclassification in the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholders' equity for March 31, 2000 and December 31, 1999, or the periods then ended.

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

NOTE 6 - COMMON STOCK


Upon incorporation, 10,000,000 shares of common stock were sold at $.001 per share, under Regulation D, Rule 504. At December 31, 1998, the stock was held by 30 shareholders, none of whom held in excess of ten percent of the stock.


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

NOTE 7 - PREFERRED STOCK


During the year ended December 31, 1999, preferred stock shares of 500,000 were issued for $250,000 cash. The preferred stock has no rights for dividends, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty to one by the subsequent stock split effective March 1, 2000.


NOTE 8 - STOCK OPTIONS


In September 1999, the Company adopted the 1999 Stock Plan, a non-qualified plan. The plan was registered with the Securities and Exchange Commission. The 1999 Stock Plan authorizes 2,000,000 stock options. The purposes of the 1999 Stock Plan are to attract, retain and motivate employees, directors and consultants of the Company. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted were estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 10 years, and management's expected volatility at 30%. For the year ended December 31, 1999, the company recorded $552,000 ($.48 per option) in consulting fees for the value of the options based upon these Black Scholes assumptions. These stock options will expire September 29, 2009. (See Note 9).


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


Jeannie M. Runnalls, who serves as a director, received cash in consulting fees during the year ended December 31, 1999 of $22,715.

Stock options of 1,150,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 500,000 were issued to related parties. (See Note 8).


Madelyn Thomas, who received $10,000 in consulting fees under the terms of an ongoing contract as of December 31, 1998 and an additional $20,000 as of December 31, 1999, is the wife of the past president of the Company, Charles W. Thomas. On June 1, 1999, Madelyn Thomas served the company thirty-day notice to terminate her consulting contract to be effective at month's end.

NOTE 10 - COMMITMENTS AND CONTINGENCIES


The Company entered into consulting contracts with Susan Westfall and Madelyn Thomas on November 1, 1998 for the purpose of establishing corporate offices on behalf of the Company. The terms of Ms. Westfall's contract specified that she would receive $2,500 per month for the term of the contract, which commenced November 1, 1998 and terminated April 30, 1999. The terms of Mrs. Thomas's contract specified that she would receive $5,000 per month for the term of the contract, which commenced November 1, 1998 and terminated June 30, 1999. Both contracts provided for indemnification against any and all liability and provided for reimbursement of expenses up to a specified amount.


On April 1, 1999, the Company entered into a lease for office space in British Columbia for the period of twelve months beginning April 1, 1999. Monthly payments for the initial year of the lease were $800(CDN) per month, not including utilities. This lease was cancelled as of July 31, 1999 without penalty.

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

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, Nevada, on May 19, 2000.


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