Form 10QSB
period 2000-06-30
ENVIROKARE TECH INC
filed 2000-08-14
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number 000-26095


                              ENVIROKARE TECH, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                       88-0412549
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of July 14, 2000, was 11,089,478.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                              TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................1

                    Accountant's Review Report...............................2

                    Statements of Financial Position.........................3

                    Statements of Operations and Comprehensive Loss..........4

                    Statement of Stockholders' Equity........................5

                    Statements of Cash Flows.................................6


          Notes to Financial Statements......................................7


Item 2.   Plan of Operation.................................................16


Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings.................................................21

Item 2.    Changes in Securities.............................................21

Item 3.    Defaults Upon Senior Securities...................................21

Item 4.    Submission of Matters to a Vote of Security Holders...............21

Item 5     Other Information.................................................22

Item 6.    Exhibits and Reports on Form 8-K..................................22

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements


                              ENVIROKARE TECH, INC.
                              Financial Statements
                       June 30, 2000 and December 31, 1999





                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        Bank of America Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

Board of Directors
Envirokare Tech, Inc.
2470 Chandler, Suite 5
Las Vegas, Nevada  89120

Accountant's Review Report

We have reviewed the accompanying statement of financial position of Envirokare Tech, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations and comprehensive loss, cash flows, and stockholders' equity for the six months ended June 30, 2000, and for the period from June 15, 1998 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 1, 2000

                       ENVIROKARE TECH, INC.
                   (A Development Stage Company)
                  STATEMENT OF FINANCIAL POSITION

                                                                     June 30,     December 31,
                                                                       2000           1999
                                                                   (unaudited)
                                                                   -----------    -----------
ASSETS
  CURRENT ASSETS
         Cash                                                       $    64,687    $   148,046
         Prepaid expenses                                                21,745         76,291
                                                                    -----------    -----------
                TOTAL CURRENT ASSETS                                     86,432        224,337
                                                                    -----------    -----------
  PROPERTY AND EQUIPMENT
         Furniture and fixtures                                           1,893          1,593
         Office equipment                                                 6,661          6,661
         Molds                                                           70,000           --
                Less accumulated depreciation                            (2,183)        (1,385)
                                                                    -----------    -----------
                TOTAL PROPERTY AND EQUIPMENT                             76,371          6,869
                                                                    -----------    -----------
  OTHER ASSETS
         Deposits and retainers                                          97,441         18,789
         Patent costs                                                    37,598         33,939
                                                                    -----------    -----------
                TOTAL OTHER ASSETS                                      135,039         52,728
                                                                    -----------    -----------
         TOTAL ASSETS                                               $   297,842    $   283,934
                                                                    ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
         Accounts payable                                           $        25    $    88,155
         Notes payable                                                   61,965         61,965
         Accrued interest                                                 9,866          6,770
         Reimbursement due                                                 --           12,200
                                                                    -----------    -----------
                TOTAL CURRENT LIABILITIES                                71,856        169,090
                                                                    -----------    -----------
  COMMITMENTS AND CONTINGENCIES                                            --             --
                                                                    -----------    -----------
  STOCKHOLDERS' EQUITY
         Preferred stock, 10,000,000 shares authorized,
                $.001 par value; 500,000 shares issued and
                outstanding                                                 500            500
         Common stock, 200,000,000 shares authorized,
                $.001 par value; 11,089,478 and 10,746,140 shares
                issued and outstanding, respectively                     11,089         10,746
         Stock subscriptions receivable                                    --         (105,000)
         Additional paid-in-capital                                     842,557        585,400
         Stock options                                                  552,000        552,000
         Accumulated deficit during development stage                (1,176,860)      (927,600)
         Other comprehensive loss                                        (3,300)        (1,202)
                                                                    -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                     225,986        114,844
                                                                    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   297,842    $   283,934
                                                                    ===========    ===========


           See accountant's review and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         For the         For the         For the        For the        Period from
                                                       Three Months    Three Months     Six Months     Six Months     June 15, 1998
                                                          Ended           Ended           Ended          Ended        (Inception) to
                                                         June 30,        June 30,        June 30,       June 30,         June 30,
                                                           2000            1999            2000           1999             2000
                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES                                               $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------
EXPENSES
  Consulting fees - related parties                           8,817          15,000          23,987          30,000         316,703
  Other consulting fees                                      16,615           3,000          49,115          10,500         434,165
  Rent                                                        2,292           3,684           4,584           5,874          18,403
  General and administrative                                 41,518          16,708          66,404          30,360         177,110
  Depreciation                                                  394             326             798             326           2,182
  Professional fees                                          44,013          18,621          54,699          18,784         100,662
  Research and development                                    7,009         (11,500)          7,009            --            78,159
  Wages, salaries, and payroll taxes                         39,569            --            39,569            --            39,569
                                                       ------------    ------------    ------------    ------------    ------------
         TOTAL EXPENSES                                     160,227          45,839         246,165          95,844       1,166,953
                                                       ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                       (160,227)        (45,839)       (246,165)        (95,844)     (1,166,953)

OTHER EXPENSES
  Interest on notes payable                                   1,544             175           3,095           1,864           9,907
                                                       ------------    ------------    ------------    ------------    ------------
         TOTAL OTHER EXPENSES                                 1,544             175           3,095           1,864           9,907

INCOME TAX                                                     --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
NET LOSS                                                   (161,771)        (46,014)       (249,260)        (97,708)     (1,176,860)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation loss                            (940)           --            (2,098)           --            (3,300)
                                                       ------------    ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                                     $   (162,711)   $    (46,014)   $   (251,358)   $    (97,708)   $ (1,180,160)
                                                       ============    ============    ============    ============    ============

  BASIC AND DILUTED NET LOSS PER COMMON SHARE          $      (0.01)   $      (0.00)   $      (0.02)   $      (0.01)   $      (0.11)
                                                       ============    ============    ============    ============    ============

  WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
         COMMON STOCK SHARES OUTSTANDING                 11,089,478      10,089,296      10,917,809      10,089,296      10,476,823
                                                       ============    ============    ============    ============    ============


           See accountant's review and notes to financial statements.

                           ENVIROKARE TECH, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY



                                                                      Preferred Stock              Common Stock           Additional
                                                                   Number                      Number                       Paid-In
                                                                  of Shares       Amount      of Shares       Amount        Capital
                                                                  ----------    ----------    ----------    ----------    ----------
Issuance of common stock in June, 1998
   for cash at $.001 per share                                          --      $     --      10,000,000    $   10,000    $     --

Net loss for period ended December 31, 1998                             --            --            --            --            --
                                                                  ----------    ----------    ----------    ----------    ----------
Balance
   December 31, 1998                                                    --            --      10,000,000        10,000          --

Issuance of common stock at $.50 - $1.00 per share                      --            --         746,140           746       334,053
   for cash

Issuance of  preferred stock at $.50 per share                       500,000           500          --            --         249,500
   for cash

Issuance of stock options                                               --            --            --            --            --

Forgiveness of debt                                                     --            --            --            --           1,847

Net loss for year ended December 31, 1999                               --            --            --            --            --

Foreign currency translation loss                                       --            --            --            --            --
                                                                  ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1999                                           500,000           500    10,746,140        10,746       585,400

Cash received for subscriptions receivable                              --            --            --            --            --

Issuance of common stock at $0.75 per share                             --            --         343,338           343       257,157

Net loss for the six months ended June 30, 2000                         --            --            --            --            --

Foreign currency translation loss                                       --            --            --            --            --
                                                                  ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2000 (unaudited)                                   500,000    $      500    11,089,478    $   11,089    $  842,557
                                                                  ==========    ==========    ==========    ==========    ==========

                                                                                          Accumulated
                                                                                            Deficit
                                                                                            During          Other         Total
                                                                Stock     Subscriptions   Development   Comprehensive  Stockholders'
                                                               Options      Receivable       Stage          Loss          Equity
                                                             -----------   -----------    -----------   -------------  ------------
Issuance of common stock in June, 1998
   for cash at $.001 per share                               $      --     $      --      $      --      $      --      $    10,000

Net loss for period ended December 31, 1998                         --            --          (34,427)          --          (34,427)
                                                             -----------   -----------    -----------    -----------    -----------
Balance
   December 31, 1998                                                --            --          (34,427)          --          (24,427)

Issuance of common stock at $.50 - $1.00 per share                  --        (105,000)          --             --          229,799
   for cash

Issuance of  preferred stock at $.50 per share                      --            --             --             --          250,000
   for cash

Issuance of stock options                                        552,000          --             --             --          552,000

Forgiveness of debt                                                 --            --             --             --            1,847

Net loss for year ended December 31, 1999                           --            --         (893,173)          --         (893,173)

Foreign currency translation loss                                   --            --             --           (1,202)        (1,202)
                                                             -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1999                                       552,000      (105,000)      (927,600)        (1,202)       114,844

Cash received for subscriptions receivable                          --         105,000           --             --          105,000

Issuance of common stock at $0.75 per share                         --            --             --             --          257,500

Net loss for the six months ended June 30, 2000                     --            --         (249,260)          --         (249,260)

Foreign currency translation loss                                   --            --             --           (2,098)        (2,098)
                                                             -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2000 (unaudited)                           $   552,000   $      --      $(1,176,860)   $    (3,300)   $   225,986
                                                             ===========   ===========    ===========    ===========    ===========


           See accountant's review and notes to financial statements.

                           ENVIROKARE TECH, INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS


                                                                    For the        For the      Period from
                                                                   Six Months     Six Months   June 15, 1998
                                                                     Ended          Ended      (Inception) to
                                                                    June 30,       June 30,       June 30,
                                                                      2000           1999           2000
                                                                   (unaudited)    (unaudited)    (unaudited)
                                                                   -----------    -----------    -----------
Cash flows from operating activities:
        Net loss                                                   $  (249,260)   $   (97,708)   $(1,176,860)
        Adjustments to reconcile net loss
               to net cash used by operating activities:
        Depreciation  and amortization                                     798            326          2,182
        Stock options issued for consulting fees                          --             --          552,000
        Increase (decrease)  in prepaid expenses and deposits          (24,106)        (2,657)      (119,186)
        Increase (decrease) in accounts payable                       (100,330)         1,549             26
        Increase in accrued interest                                     3,096           --            9,866
        Increase in accrued expenses                                      --            3,480           --
        Increase in accrued expenses to related party                     --           21,000           --
        Expenses paid by note payable                                     --             --            2,870
                                                                   -----------    -----------    -----------
        Net cash used by operating activities                         (369,802)       (74,010)      (729,102)
                                                                   -----------    -----------    -----------
Cash flows from investing activities:
        Purchase of molds                                              (70,000)          --          (70,000)
        Patent costs                                                    (3,659)          --           (4,268)
        Purchase of equipment                                             (300)        (3,843)        (5,942)
                                                                   -----------    -----------    -----------
        Net cash used in investing activities                          (73,959)        (3,843)       (80,210)
                                                                   -----------    -----------    -----------
Cash flows from financing activities:
        Proceeds from sale of preferred stock                             --             --          250,000
        Proceeds from sale of common stock                             362,500         65,800        602,299
        Proceeds from issuance of notes payable to related party          --           12,500           --
        Proceeds from issuance of notes payable                           --            2,000         25,000
                                                                   -----------    -----------    -----------
        Net cash provided by financing activities                      362,500         80,300        877,299
                                                                   -----------    -----------    -----------
Increase (decrease) in cash                                            (81,261)         2,447         67,987

Adjustment for foreign currency                                         (2,098)          --           (3,300)

Cash, beginning of period                                              148,046          2,388           --
                                                                   -----------    -----------    -----------
Cash, end of period                                                $    64,687    $     4,835    $    64,687
                                                                   ===========    ===========    ===========
SUPPLEMENTAL INFORMATION:

        Interest paid                                              $      --      $      --      $      --
                                                                   ===========    ===========    ===========
        Income taxes paid                                          $      --      $      --      $      --
                                                                   ===========    ===========    ===========
NON-CASH TRANSACTIONS:
        Note issued for purchase of property, equipment
                and operating expenses                             $      --      $     3,635    $     3,635
        Note issued for pending patent to related party            $      --      $    33,330    $    33,330
        Reimbursement due for purchase of equipment                $      --      $     1,847    $     1,847
        Stock options issued for consulting fees                   $      --      $      --      $   552,000
        Stockholder's contribution for equipment                   $      --      $      --      $     1,847


           See accountant's review and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc., (hereinafter "the Company"), was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired the property, assets and undertakings of a business manufacturing and developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials. The Company is currently developing marketing and manufacturing plans for the products under development. The Company maintains an office in Las Vegas, Nevada. The Company has elected a fiscal year-end of December 31.

The Company is in the development stage, and as of June 30, 2000 had not realized any significant revenues from its planned operations.


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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,176,860 which includes a net loss of $249,260 for the six months ended June 30, 2000 and has a working capital deficit. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued)
The Company has raised equity capital through the sale of common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic and rubber composite pallet. In-depth analysis of compounds, extrusion method and equipment modifications have been studied and refined, as have initial prototypes. During the year ended December 31, 1999, the Company contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical services. Finished product is expected to be available for distribution to potential customers for in-use evaluation during the third quarter of year 2000.

Concentration of Risk
The Company maintains its three cash accounts in two separate financial institutions. Two accounts are located at one commercial bank in Vancouver, British Columbia, Canada., one of which is a business checking account maintained in U.S. dollars. This account totaled $9,281, as of June 30, 2000. This account is not insured.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Fair Value of Financial Instruments
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2000, the Company had convertible preferred stock and stock options equivalent to 12,300,000 common shares which is decerned to be anti-dilutive.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At June 30, 2000 and December 31, 1999, the Company had net accumulated operating losses of approximately $1,175,000 and $925,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification
The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the net losses or shareholders' equity for June 30, 2000 and December 31, 1999, or the periods then ended.

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

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000.

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000, nor at December 31, 1999.

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

Interim Financial Statements
The interim financial statements as of and for the six months ended June 30, 2000 and 1999 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's initial payroll was in May 2000. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees. If the amount could be estimated, currently it would not be recognized, as the amount would be deemed immaterial at this time.

Translation of Foreign Currency
Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Research and Development Costs
Costs of research and development are expensed as incurred.


NOTE 3 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Mr. Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. The Company is currently investigating the patent process on this technology. During the six months ended June 30, 2000, attorney fees of $3,659, and for the year ended December 31, 1999 attorney fees of $609, were added to patent cost. The amortization of patent costs will begin when the final patents are granted. If the Company does not obtain the patent, the costs of acquiring the patent rights from its originator will be charged to operations.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.


                                            June 30,     December 31,
                                              2000           1999
                                          ------------   ------------
          Furniture and Fixtures          $      1,893   $      1,593
          Less Accumulated Depreciation            418            269
                                          ------------   ------------
          Net Furniture & Fixtures        $      1,475   $      1,324
                                          ============   ============

          Office Equipment                $      6,661   $      6,661
          Less Accumulated Depreciation          1,765          1,116
                                          ------------   ------------
          Net Office Equipment            $      4,896   $      5,545
                                          ============   ============

          Molds                           $     70,000   $       --
                                          ============   ============

The Company, in the development of its pallet products, has acquired molds, which will be depreciated over their expected useful life which currently has not been determined. The molds are currently carried at their deemed cost. See
Note 10.


NOTE 5 - DETAILS OF SHORT-TERM DEBT

Reimbursement due, in the amount of $1,847, was money owing Mr. Timothy Zuch for gift certificates provided to the Company in fiscal year ending December 31, 1998, which were deducted from the purchase price of computer equipment. This debt was forgiven during the year ending December 31, 1999 and applied to additional paid-in capital.

Refunds of $12,200 were due at December 31, 1999 to potential investors from the stock subscription offering. The potential investors did not meet the accredited investor criteria that was a prerequisite for inclusion in the offering. The refunds were paid in February 2000.

Short-term notes payable at June 30, 2000 and December 31, 1999 consist of unsecured notes bearing 10% interest and are dated between August 18, 1998 and December 16, 1998. The short-term notes are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $63,965. Interest expense recorded on the notes payable at June 30, 2000 and 1999 was $3,095 and $1,864, respectively.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 5 - DETAILS OF SHORT-TERM DEBT (CONTINUED)

In May 2000, Mr. Real Morel filed suit for payment of these notes in the Supreme Court of British Columbia, Canada. Mr. Morel alleges non-payment by the company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998, after consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.


NOTE 6 - COMMON STOCK

Upon incorporation on June 15, 1998, 10,000,000 shares of common stock were issued at $.001 per share, under Regulation D, Rule 504. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

On February 22, 1999, the Board of Directors authorized a 2-for-1 reverse stock split of the Company's $.001 par value common stock. This reverse stock split is not reflected in the statement of stockholders' equity because of the effect of the March 1, 2000 forward stock split described below.

During the year ending December 31, 1999, common stock shares of 373,070 were issued for cash. At December 31, 1999 the balance of stock subscriptions was $105,000. Stock subscriptions were paid, and stock issued February 16, 2000, for these common stock shares.

During the month of February 2000, common stock shares of 343,338 were issued at $0.75 per share. A common stock split, two for one, took place for holders of record as of March 1, 2000. All references in the accompanying financial statements to the number of common shares and per share amounts for the six months ended June 30, 2000 and year ended December 31, 1999 have been restated to reflect the stock split.


NOTE 7 - PREFERRED STOCK

During the year ended December 31, 1999, preferred stock shares of 500,000 were issued for $250,000 cash. The preferred stock has no rights for dividends, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 8 - STOCK OPTIONS

In September 1999, the Company adopted the 1999 Stock Plan. The plan was registered with the Securities and Exchange Commission. The 1999 Stock Plan authorizes 2,000,000 stock options. The purposes of the 1999 Stock Plan are to attract, retain and motivate employees, directors and consultants of the Company. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 10 years, and expected volatility at 30%. For the year ended December 31, 1999, the Company recorded $552,000 ($ .48 per option) in consulting fees for the value of the options based upon these Black Scholes assumptions. These stock options will expire September 29, 2009. (See Note 9). The plan also requires early exercising of the options for various reasons, including employment termination, separation from services, or cancellation of consulting contracts.

Effective in September 1999, the Company prior to the March 2000 forward stock split, had granted 1,150,000 options for the same amount of common stock of the Company. The subsequent stock split was extended by action of the board of directors to include the options, which increased the outstanding options to 2,300,000. The underlying shares allowed by the plan was limited to 2,000,000 at that time. Thereby, the Board of Directors had informally approved the doubling of the authorized shares under the plan in conjunction with the 2 for 1 forward stock split.

This issue was discovered after the Annual General Meeting of the stockholders on May 13, 2000. Management and the board are currently amending and correcting the plan and documents to address this issue. The formal directors' consent on the 2 for 1 stock dividend conducted in March 2000 was not memorialized until June 27, 2000. Until amended or some subsequent event, the outstanding options are over authorized based upon the plan's current limits. The Company's management believes that the appropriate plan amendments and director actions will be completed during August 2000.

                                                       Fixed Plan
                                                -------------------------
                                                               Weighted
                                                 Number of      Average
                                                  Shares       Exercise
                                                                 Price
                                                -----------   -----------
             Outstanding at December 31, 1998            --   $        --
             Granted                              2,300,000          .575
                                                -----------   -----------
             Outstanding at December 31, 1999     2,300,000          .575
             Granted                                     --            --
                                                -----------   -----------
             Outstanding at June 30, 2000         2,300,000   $      .575
                                                ===========   ===========

             Options Exercisable June 30, 2000    2,300,000   $      .575
                                                ===========   ===========

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000

NOTE 8 - STOCK OPTIONS (CONTINUED)

Common stock when issued for the above options will have certain contractual restrictions upon subsequent sale. All holders cannot sell more than 25% of their granted amounts per year held, nor exceed total annual stock sales of $100,000 per year for shares that qualify as exercisable as first time under the plan.

Subsequent to June 30, 2000, on July 31, 2000, 300,000 of the granted options expired unexercised. Therefore, as of August 1, 2000, 2,000,000 options were outstanding.


NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $23,987 in cash for consulting fees during the first six months of 2000. Jeannie M. Runnalls, received cash in consulting fees during the year ended December 31, 1999 of $22,715.

Stock options of 2,300,000 were issued for common stock shares during the year ending December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. (See Note 8).

Madelyn Thomas, who received $10,000 in consulting fees under the terms of an ongoing contract as of December 31, 1998 and an additional $20,000 as of December 31, 1999, was the wife of the past president of the Company, Charles W. Thomas. On June 1, 1999, Madelyn Thomas served the Company thirty-day notice to terminate her consulting contract to be effective at month's end.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company entered into consulting contracts with Susan Westfall and Madelyn Thomas on November 1, 1998 for the purpose of establishing corporate offices on behalf of the Company.

The terms of Ms. Westfall's contract specified that she would receive $2,500 per month for the term of the contract, which commenced November 1, 1998 and terminated April 30, 1999. The terms of Mrs. Thomas's contract specified that she would receive $5,000 per month for the term of the contract, which commenced November 1, 1998 and terminated June 30, 1999. Both contracts provided indemnification against any and all liability and provided for reimbursement of expenses up to a specified amount.

On April 1, 1999, the Company entered into a lease for office space in British Columbia for the period of twelve months beginning April 1, 1999. Monthly payments for the initial year of the

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

lease were $800 (CDN) per month, not including utilities. This lease was cancelled as of July 31, 1999 without penalty.

The Company entered into a lease for office space in Nevada for the period of thirty-six months beginning October 1, 1998. Monthly payments for the initial year of the lease were $730 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance. Future annual minimum lease payments for the term of the lease are as follows for the years ending December 31:

                         2000                      $4,380
                         2001                      $6,570

In November 1999, the Company entered into a contract with Thermoplastic Composite Designs (TCD), Inc. and Thermoplastic Flowforming Technologies Corp.
(TPF) for professional and technical services. These services included the design and material specs, mold fabrication, prototype and demo units. The total contract amount is $133,800. During the year ended December 31, 1999, the amount paid was $50,800 leaving a balance owing of $83,000. During the period ended June 30, 2000, this balance was paid. The Company recorded $70,000 of these research and development costs to prepaid expenses as of December 31, 1999. This amount represents the value of the molds derived from this contract, which may become depreciable property if no further development is necessary. As of June 30, 2000, this prepaid expense of $70,000 was reclassified as property and equipment. Upon execution of a TPF Technology Licensing Agreement, the Company will receive a credit of $61,600; (representing 46% of the payments made to TCD under the development contract), toward the license fee payable to TPF Technologies.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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

     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet, E Pallet(TM), manufactured primarily from recycled plastics and granulated rubber derived from discarded tires (commonly referred to as "crumb rubber"). The Company is currently in the final stages of testing this product, and expects to begin generating licensing-related fees during the fourth quarter of 2000. Further, the Company's management expects that the Company and/or its licensees will commence commercial production of the E Pallet(TM) early in 2001.

     The Company had originally planned to have its licensees begin producing the E Pallet(TM) in June 2000 but decided to conduct additional tests, which has delayed the previously planned start date by approximately four months. Significantly improved substrate technology caused the Company to rethink their initial production start-up dates. Consequently, additional product testing was required that would be specific to the improved substrate composition, prior to initiating the launch of production operations for licensees. Although the Company's decision to further test the E Pallet(TM) has set back production dates, the Company believes that this additional testing has substantially minimized or eliminated any concerns as to the E Pallet's(TM) design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the E Pallet(TM) have been developed and refined. The Company expects to have potential customers evaluate the E Pallet(TM) through in-use testing beginning in the third quarter of 2000. The Company believes that after a final engineering analysis report is completed, the Company and/or its licensees will commence commercial production of the E Pallet(TM) once appropriate production facilities are procured and commissioned for production, currently anticipated for early 2001.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the six months ended June 30, 2000, the Company had a net loss of $249,260. The Company's net loss accumulated for the period from June 15, 1998 (inception) to June 30, 2000 was $1,176,860. The Company anticipates that it will begin to generate revenue early in 2001, upon the planned start of production of the E Pallet(TM) by the Company and/or its licensees. At June 30, 2000 the Company had current assets of $86,432, consisting of $64,687 in cash and $21,745 in prepaid expenses. During the six months ended June 30, 2000, the Company's cash resources increased slightly, reflecting increased research and development costs and prepaid licensing fees, offset by cash raised by issuance of the Company's common stock for aggregate proceeds to the Company of $257,500. At June 30, 2000 the Company had current liabilities of $71,856. At June 30, 2000 current assets exceeded current liabilities by $14,576. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. The Company has budgeted expenditures for the twelve months through June 2001 of $504,282, and plans to raise $550,000 in the next several months to cover its proposed expenditures.
These funds may be raised through additional equity financings, as well as borrowings and other resources. The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional $550,000 it plans to raise in the next several months, the Company now believes that it is at the point where it can move forward with its production and marketing plans, which in the short term include the start-up of E Pallet(TM) manufacturing operations by Company licensees, and in the longer term include adding additional licensees and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to June 30, 2001.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's shares. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's longer-term plans include setting up its own production operations, in addition to its shorter-term focus of having licensees produce the E Pallet(TM). If the Company cannot raise enough funds, it may not be able to carry out its plan to set up its own operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Product Testing and Development

     The Company has been actively involved in extensive testing and development of the E Pallet(TM). The Company contracted with substrate component testing engineers in the Akron, Ohio area who performed the primary series of component testing. Subsequent testing has been conducted on the E Pallet(TM) at Virginia Polytechnic Institute and State University through the William H. Sardo Jr. Pallet and Container Research Laboratories. Additional E Pallet(TM) testing is scheduled during August 2000 at Virginia Polytechnic Institute and State University testing facility. The Company's development focus is to ensure that the E Pallet(TM) meets or exceeds current performance standards for hardwood and plastic pallets, and that the E Pallet(TM) will be superior in performance and will be cost effective to produce and sell. In particular, the Company's development focuses on the safety, structural integrity, reliability, and cost effectiveness of the E Pallet(TM), involving in-depth analysis of compound variables and strengths, extrusion methods and equipment modifications. The Company believes that after extensive studies and refinement, it has minimized or eliminated any concerns as to the E Pallet's(TM) design and ability to perform. The Company plans to conduct further testing which it believes will provide information as to the longevity of the E Pallet(TM) compared to other materials and provide marketing strategies for the Company. Analysis to date indicates that the Company's standard 48-inch by 40-inch E Pallet(TM) will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide.

     On November 16, 1999, the Company and Thermoplastic Composite Designs, Inc. ("TCD"), entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the E Pallet(TM) design. TCD is a composite systems engineering and design corporation. The contract required TCD to deliver a pallet that would meet design specifications including: 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered E Pallet(TM) mold to be used at the Company's first production facility. This first generation mold was available to produce finished product in April 2000. The Company's payments under this contract totaled $50,800 in 1999, and $83,000 in 2000, completing the Company's payment obligations under the contract. Finished E Pallet(TM) product is scheduled for distribution to potential customers for in-use evaluation during the third quarter of 2000.

     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from national and international licensing agreements and royalty agreements based on units of production. As opportunities present themselves, the Company will also consider developing and operating its own manufacturing facilities. In December 1999, the Company announced that it had received a letter of intent from Cultech International Corporation to manufacture and market the E Pallet(TM) in Asia. Cultech intends to obtain exclusive manufacturing and marketing rights to the E Pallet(TM) for all of Asia. The terms of the letter of intent provide that the Company will deliver to Cultech a manufacturing system that will enable Cultech to produce one million E Pallets(TM) per year. The parties have also agreed in principle that, once engineering studies are satisfactorily completed, the parties will enter into an agreement whereby Cultech will make payments to the Company including licensing fees and royalty payments based on units of E Pallet(TM) production.

     In March 2000, the Company announced that it had received a production and marketing letter of intent from Bryan Container Company, located in Bryan, Texas. Bryan, which manufactures large container lids among other container products, plans to modify its production site to accommodate the necessary changes to incorporate the E Pallet(TM) manufacturing system, using the Company's custom E Pallet(TM) molds. Also in March 2000, the Company announced that it had received a production and marketing letter of intent from International Pallets of California, providing for the parties to enter into a formal agreement to allow International Pallets to produce, market and sell the E Pallet(TM) in California and Nevada. However, in June 2000, the Company and International Pallets decided not to pursue these contemplated arrangements and are not negotiating any formal agreement. The Company currently plans to build and operate a wholly owned operation for California and Nevada. The Company's management anticipates that initial production of the E Pallet(TM) composite pallet should commence in early 2001 from the Company's planned production facility.

     Recent Developments

     In July 2000, the Company announced that it had signed a letter of intent with Electroship (NY) Inc. ("Electroship"), whereby the Company would acquire all of the outstanding stock of Electroship in exchange for common stock of the Company, with other terms and conditions to be agreed upon. It is currently anticipated that the Company would issue approximately 2.5 million shares of its common stock in exchange for the Electroship shares. Electroship, based in Long Island, New York, develops wireless tracking technology for the shipping industry.

     Employees

     The Company currently has four full-time employees. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis. Management does not currently anticipate making any significant changes to the Company's employee headcount.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is a defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada under which the Company was served in May 2000. Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998. The amount claimed is approximately $69,600 including interest. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability and to advance a set-off and counterclaim. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.


Item 2.  Changes in Securities

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to Vote of Security Holders

     The following matters were submitted to a vote of shareholders at the Company's annual meeting of shareholders, held on May 13, 2000, with the vote tabulations* as indicated below:

     Voters elected three incumbent directors for one-year terms. The vote tabulation for individual directors was:

               Directors                Shares For      Shares Withheld
               ---------                ----------      ---------------

           Jeannie M. Runnalls          11,028,300             --

           Henry David Still, IV        11,028,300             --

           James D. Scammell            11,028,300             --


     Voters  approved the adoption of the Company's 1999 Stock Plan by a vote of

11,028,300 for and 0 against. There were no abstentions or broker non-votes.

     Voters approved the selection of Williams & Webster, P.S., as auditors of the Company for the Company's fiscal year ending December 31, 2000, by a vote of 11,028,300 for and 0 against. There were no abstentions or broker non-votes.


     * Numbers represent the aggregate voting power of all votes cast with holders of the Company's common stock casting one vote per share and holders of the Company's Series A Convertible Preferred Stock casting twenty votes per share.


Item 5.  Other Information

     In July 2000, the Company announced that it had signed a letter of intent with Electroship (NY) Inc., whereby the Company would acquire all of the outstanding stock of Electroship in exchange for common stock of the Company. See Part I -- Item 2. Plan of Operation -- Recent Developments for additional information about this announcement.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

     3.2  Company's By-laws as amended and restated May 31, 2000.

     10.1 General Assignment of Assets of the Rubber Mold Technology, dated as of December 15, 1998, between Real Morel, as Assignor, and the Company, as Assignee (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 14, 1999, Registration No. 000-26095 ("Company's Form 10-SB")).

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

     27   Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, Nevada, on August 10, 2000.


                                 ENVIROKARE TECH, INC.
                                 Registrant

                                 By:    /s/   JEANNIE M. RUNNALLS
                                      ------------------------------------------
                                      Name:   Jeannie M. Runnalls
                                      Title:  President and Director
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

Exhibit
Number            Description of Document
-------           -----------------------

3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7,
                  2000).

3.2               Company's By-laws as amended and restated May 31, 2000.

10.1 General Assignment of Assets of the Rubber Mold Technology, dated as of December 15, 1998, between Real Morel, as Assignor, and the Company, as Assignee (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 14, 1999, Registration No. 000-26095 ("Company's Form 10-SB")).

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