Form 10QSB
period 2000-09-30
ENVIROKARE TECH INC
filed 2000-11-14
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

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

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of November 3, 2000, was 11,289,478.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements................................................1

              Accountant's Review Report.......................................2

              Statements of Financial Position.................................3

              Statements of Operations and Comprehensive Loss..................4

              Statement of Stockholders' Equity................................5

              Statements of Cash Flows.........................................6


           Notes to Financial Statements.......................................7


Item 2.    Plan of Operation..................................................17


Part II -- OTHER INFORMATION

Item 1.     Legal Proceedings.................................................22

Item 2.     Changes in Securities.............................................22

Item 3.     Defaults Upon Senior Securities...................................22

Item 4.     Submission of Matters to a Vote of Security Holders...............22

Item 5      Other Information.................................................22

Item 6.     Exhibits and Reports on Form 8-K..................................23

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements





                              ENVIROKARE TECH, INC.
                              Financial Statements
                    September 30, 2000 and December 31, 1999













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

Accountant's Review Report

We have reviewed the accompanying statements of financial position of Envirokare Tech, Inc. (a development stage company) as of September 30, 2000 and the related statements of operations and comprehensive loss, cash flows, and stockholders' equity for the nine months ended September 30, 2000, and for the period from June 15, 1998 (inception) through September 30, 2000. These financial statements are the responsibility of the Company's management.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 3, 2000

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                         STATEMENT OF FINANCIAL POSITION


                                                                        September 30,
                                                                            2000         December 31,
                                                                        (unaudited)         1999
                                                                       -------------    -------------
 ASSETS
       CURRENT ASSETS
             Cash                                                      $      49,118    $     148,046
             Prepaid expenses                                                   --             76,291
             Related Party Loan                                               15,175             --
                                                                       -------------    -------------
                   TOTAL CURRENT ASSETS                                       64,293          224,337
                                                                       -------------    -------------

       PROPERTY AND EQUIPMENT
             Furniture and fixtures                                            1,893            1,593
             Office equipment                                                  6,661            6,661
             Molds                                                            70,000             --
                   Less accumulated depreciation                              (2,587)          (1,385)
                                                                       -------------    -------------
                   TOTAL PROPERTY AND EQUIPMENT                               75,967            6,869
                                                                       -------------    -------------

       OTHER ASSETS
             Deposits and retainers                                           86,571           18,789
             Patent costs                                                     40,167           33,939
                                                                       -------------    -------------
                   TOTAL OTHER ASSETS                                        126,738           52,728
                                                                       -------------    -------------

             TOTAL ASSETS                                              $     266,998    $     283,934
                                                                       =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
             Accounts payable                                          $        --      $      88,155
             Notes payable                                                    61,965           61,965
             Accrued interest                                                 11,429            6,770
             Reimbursement due                                                  --             12,200
                                                                       -------------    -------------
                   TOTAL CURRENT LIABILITIES                                  73,394          169,090
                                                                       -------------    -------------

       COMMITMENTS AND CONTINGENCIES                                            --               --
                                                                       -------------    -------------

       STOCKHOLDERS' EQUITY
             Preferred stock, 10,000,000 shares authorized,
                   $.001 par value; 500,000 shares issued and
                   outstanding                                                   500              500
             Common stock, 200,000,000 shares authorized,
                   $.001 par value; 11,289,478 and 10,746,140 shares
                   issued and outstanding, respectively                       11,289           10,746
             Stock subscriptions receivable                                     --           (105,000)
             Additional paid-in-capital                                    1,062,357          585,400
             Stock options                                                   528,000          552,000
             Accumulated deficit during development stage                 (1,404,480)        (927,600)
             Other comprehensive loss                                         (4,062)          (1,202)
                                                                       -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY                                      193,604          114,844
                                                                       -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     266,998    $     283,934
                                                                       =============    =============

       See accountant's review report and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                     For the          For the          For the          For the         Period from
                                                   Three Months     Three Months     Nine Months      Nine Months      June 15, 1998
                                                      Ended            Ended            Ended            Ended        (Inception) to
                                                  September 30,    September 30,    September 30,    September 30,     September 30,
                                                      2000             1999             2000             1999               2000
                                                   (unaudited)      (unaudited)      (unaudited)      (unaudited)       (unaudited)
                                                   ------------     ------------     ------------     ------------     ------------
REVENUES                                           $       --       $       --       $       --       $       --       $       --
                                                   ------------     ------------     ------------     ------------     ------------

EXPENSES
      Consulting fees - related parties                  24,000            8,208           47,987           38,208          340,703
      Other consulting fees                              72,000           17,195          121,115           27,695          506,165
      Rent                                                2,292            2,733            6,876            8,607           20,695
      General and administrative                         24,466           22,206           71,535           48,056          182,241
      Depreciation                                          404              163            1,202              489            2,586
      Investor Relations                                  8,800             --             28,135            4,510           28,135
      Professional fees                                  22,128            8,821           76,827           27,605          122,790
      Research and development                           13,310            7,350           20,319            7,350           91,469
      Wages, salaries, and payroll taxes                 58,658             --             98,227             --             98,227
                                                   ------------     ------------     ------------     ------------     ------------
           TOTAL EXPENSES                               226,058           66,676          472,223          162,520        1,393,011
                                                   ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                   (226,058)         (66,676)        (472,223)        (162,520)      (1,393,011)

OTHER EXPENSES
      Interest on notes payable                           1,562            3,280            4,657            5,144           11,469
                                                   ------------     ------------     ------------     ------------     ------------
           TOTAL OTHER EXPENSES                           1,562            3,280            4,657            5,144           11,469
                                                   ------------     ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (227,620)         (69,956)        (476,880)        (167,664)      (1,404,480)

PROVISION FOR INCOME TAXES                                 --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

NET LOSS                                               (227,620)         (69,956)        (476,880)        (167,664)      (1,404,480)

OTHER COMPREHENSIVE LOSS
      Foreign currency translation loss                    (762)            --             (2,860)            --             (4,062)
                                                   ------------     ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                                 $   (228,382)    $    (69,956)    $   (479,740)    $   (167,664)    $ (1,408,542)
                                                   ============     ============     ============     ============     ============


      BASIC AND DILUTED NET LOSS
           PER COMMON SHARE                        $      (0.02)    $      (0.01)    $      (0.04)    $      (0.02)    $      (0.14)
                                                   ============     ============     ============     ============     ============

      WEIGHTED AVERAGE NUMBER
           OF BASIC AND DILUTED COMMON
           STOCK SHARES OUTSTANDING                  11,189,478       10,282,140       11,035,402       10,282,140       10,431,551
                                                   ============     ============     ============     ============     ============

       See accountant's review report and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                            Preferred Stock             Common Stock
                                                        -----------------------   -----------------------   Additional
                                                          Number                    Number                    Paid-In
                                                        of Shares      Amount     of Shares      Amount       Capital
                                                        ----------   ----------   ----------   ----------   ----------
Issuance of common stock in June, 1998
      for cash at $.001 per share                             --     $     --     10,000,000   $   10,000   $     --

Net loss for period ended December 31, 1998                   --           --           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------

Balance
      December 31, 1998                                       --           --     10,000,000       10,000         --

Issuance of common stock at $.50 - $1.00 per share            --           --        746,140          746      334,053
      for cash

Issuance of  preferred stock at $.50 per share             500,000          500         --           --        249,500
      for cash

Issuance of stock options for services                        --           --           --           --           --

Contribution of capital by shareholders in the form
      of foregone payment of accounts payable                 --           --           --           --          1,847

Net loss for year ended December 31, 1999                     --           --           --           --           --

Foreign currency translation loss                             --           --           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999                                 500,000          500   10,746,140       10,746      585,400

Cash received for subscriptions receivable                    --           --           --           --           --

Issuance of common stock at $0.50 - $0.75 per share           --           --        543,338          543      356,957
      for cash

Expiration of stock options                                   --           --           --           --        120,000

Issuance of stock options for services                        --           --           --           --           --

Net loss for the nine months ended September 30, 2000         --           --           --           --           --

Foreign currency translation loss                             --           --           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------

Balance, September 30, 2000 (unaudited)                    500,000   $      500   11,289,478   $   11,289   $1,062,357
                                                        ==========   ==========   ==========   ==========   ==========

                                                                                   Accumulated
                                                                                     Deficit
                                                                                     During         Other         Total
                                                          Stock     Subscriptions  Development  Comprehensive  Stockholders'
                                                         Options      Receivable      Stage          Loss         Equity
                                                        ----------    ----------    ----------    ----------    ----------
Issuance of common stock in June, 1998
      for cash at $.001 per share                       $     --      $     --      $     --      $     --      $   10,000

Net loss for period ended December 31, 1998                   --            --         (34,427)         --         (34,427)
                                                        ----------    ----------    ----------    ----------    ----------

Balance
      December 31, 1998                                       --            --         (34,427)         --         (24,427)

Issuance of common stock at $.50 - $1.00 per share            --        (105,000)         --            --         229,799
      for cash

Issuance of  preferred stock at $.50 per share                --            --            --            --         250,000
      for cash

Issuance of stock options for services                     552,000          --            --            --         552,000

Contribution of capital by shareholders in the form
      of foregone payment of accounts payable                 --            --            --            --           1,847

Net loss for year ended December 31, 1999                     --            --        (893,173)         --        (893,173)

Foreign currency translation loss                             --            --            --          (1,202)       (1,202)
                                                        ----------    ----------   -----------    ----------    ----------

Balance, December 31, 1999                                 552,000      (105,000)     (927,600)       (1,202)      114,844

Cash received for subscriptions receivable                    --         105,000          --            --         105,000

Issuance of common stock at $0.50 - $0.75 per share           --            --            --            --         357,500
      for cash

Expiration of stock options                               (120,000)         --            --            --            --

Issuance of stock options for services                      96,000          --            --            --          96,000

Net loss for the nine months ended September 30, 2000         --            --        (476,880)         --        (476,880)

Foreign currency translation loss                             --            --            --          (2,860)       (2,860)
                                                        ----------    ----------   -----------    ----------    ----------

Balance, September 30, 2000 (unaudited)                 $  528,000    $     --     $(1,404,480)   $   (4,062)   $  193,604
                                                        ==========    ==========   ===========    ==========    ==========



       See accountant's review report and notes to financial statements.

                     ENVIROKARE TECH, INC.
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS

                                                                     For the         For the         Period from
                                                                   Nine Months     Nine Months      June 15, 1998
                                                                      Ended           Ended         (Inception) to
                                                                  September 30,   September 30,     September 30,
                                                                      2000            1999               2000
                                                                   (unaudited)     (unaudited)       (unaudited)
                                                                  -------------    -------------    -------------
Cash flows from operating activities:
       Net loss                                                   $    (476,880)   $    (167,664)   $  (1,404,480)
       Adjustments to reconcile net loss
             to net cash used by operating activities:
       Depreciation  and amortization                                     1,202              489            2,586
       Stock options issued for consulting fees                          96,000             --            648,000
       Increase (decrease)  in prepaid expenses and deposits              8,510          (22,409)         (86,570)
       Increase (decrease) in accounts payable                         (100,356)           1,959             --
       Increase in accrued interest                                       4,657            4,640           11,427
       Increase in accrued expenses                                        --              1,762             --
       Increase in accrued expenses to related party                       --             17,000             --
       Expenses paid by note payable                                       --               --              2,870
                                                                  -------------    -------------    -------------

       Net cash used by operating activities                           (466,867)        (164,223)        (826,167)
                                                                  -------------    -------------    -------------

Cash flows from investing activities:
       Loan to related party                                            (15,175)            --            (15,175)
       Purchase of molds                                                (70,000)            --            (70,000)
       Patent costs                                                      (6,228)            --             (6,837)
       Purchase of equipment                                               (300)          (4,593)          (5,942)
                                                                  -------------    -------------    -------------

       Net cash used in investing activities                            (91,703)          (4,593)         (97,954)
                                                                  -------------    -------------    -------------

Cash flows from financing activities:
       Proceeds from sale of preferred stock                               --            250,000          250,000
       Proceeds from sale of common stock                               462,500          102,800          702,299
       Proceeds from issuance of notes payable to related party            --               --               --
       Proceeds from issuance of notes payable                             --             17,500           25,000
                                                                  -------------    -------------    -------------

       Net cash provided by financing activities                        462,500          370,300          977,299
                                                                  -------------    -------------    -------------

Increase (decrease) in cash                                             (96,070)         201,484           53,178

Adjustment for foreign currency                                          (2,860)            --             (4,062)

Cash, beginning of period                                               148,046            2,388             --
                                                                  -------------    -------------    -------------

Cash, end of period                                               $      49,116    $     203,872    $      49,116
                                                                  =============    =============    =============

SUPPLEMENTAL INFORMATION:

       Interest paid                                              $        --      $          42    $        --
                                                                  =============    =============    =============

       Income taxes paid                                          $        --      $        --      $        --
                                                                  =============    =============    =============

NON-CASH TRANSACTIONS:
       Note issued for purchase of property, equipment
              and operating expenses                              $        --      $       3,635    $       3,635
       Note issued for pending patent to related party            $        --      $      33,330    $      33,330
       Stock options issued for consulting fees                   $      96,000    $        --      $     648,000
       Stockholder's contribution for equipment                   $        --      $        --      $       1,847


       See accountant's review report and notes to financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


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

The Company is in the development stage, and as of September 30, 2000 had not realized any significant revenues from its planned operations.


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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,404,480 which includes a net loss of $476,880 for the nine months ended September 30, 2000 and has a working capital deficit. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued)

The Company has raised equity capital through the sale of common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic and rubber composite pallet. The Company has worked with contract laboratories to conduct in-depth analysis of compounds. Extrusion methods and equipment modifications have been studied and refined, as have initial prototypes. During the year ended December 31, 1999, the Company contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical services. Finished product is expected to be available for distribution to potential customers for in-use evaluation during the fourth quarter of year 2000.

Concentration of Risk

The Company maintains its three cash accounts in two separate financial institutions. Two accounts are located at one commercial bank in Vancouver, British Columbia, Canada., one of which is a business checking account maintained in U.S. dollars. This account totaled $7,364, as of September 30, 2000. This account is not insured.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Fair Value of Financial Instruments

The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2000, the Company had convertible preferred stock and stock options equivalent to 12,200,000 common shares which are considered to be anti-dilutive.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At September 30, 2000 and December 31, 1999, the Company had net accumulated operating losses of approximately $1,404,000 and $925,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the net losses or shareholders' equity for September 30, 2000 and December 31, 1999, or the periods then ended.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000 or December 31, 1999.

Year 2000 Issues

Like other companies, Envirokare Tech, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. Any expenses associated with the Year 2000 issue are expensed as incurred. At this time, the Company does not have any evidence of problems associated with the Year 2000 issue.

Interim Financial Statements

The interim financial statements as of and for the nine months ended September 30, 2000 and 1999 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


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

Derivative Instruments

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Research and Development Costs

Costs of research and development are expensed as incurred.


NOTE 3 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Mr. Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. The Company is currently investigating the patent process on this technology. During the nine months ended September 30, 2000, attorney fees of $6,228, and for the year ended December 31, 1999 attorney fees of $609, were added to patent cost. The amortization of patent costs will begin when the final patents are granted. If the Company does not obtain the patent, the costs of acquiring the patent rights from its originator will be charged to operations.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.


                                             September 30,       December 31,
                                                 2000               1999
                                              ----------         ----------
     Furniture and Fixtures                   $    1,893         $    1,593
     Less Accumulated Depreciation                   494                269
                                              ----------         ----------
     Net Furniture & Fixtures                 $    1,399         $    1,324
                                              ==========         ==========

     Office Equipment                         $    6,661         $    6,661
     Less Accumulated Depreciation                 2,093              1,116
                                              ----------         ----------
     Net Office Equipment                     $    4,568         $    5,545
                                              ==========         ==========

     Molds                                    $   70,000         $     --
                                              ==========         ==========

The Company, in the development of its pallet products, has acquired molds, which will be depreciated over their expected useful life which currently has not been determined. The molds are currently carried at cost. See Note 10.


NOTE 5 - DETAILS OF SHORT-TERM DEBT

Reimbursement due, in the amount of $1,847, represented money owed to Mr. Timothy Zuch for gift certificates provided to the Company in fiscal year ended December 31, 1998, which were deducted from the purchase price of computer equipment. This debt was forgiven during the year ending December 31, 1999 and applied to additional paid-in capital.

Refunds of $12,200 were due at December 31, 1999 to potential investors from the stock subscription offering. The potential investors did not meet the accredited investor criteria that was a prerequisite for inclusion in the offering. The refunds were paid in February 2000.

Short-term notes payable at September 30, 2000 and December 31, 1999 consist of unsecured notes bearing 10% interest and are dated between August 18, 1998 and December 16, 1998. The short-term notes are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $63,965. Interest expense recorded on the notes payable at September 30, 2000 and 1999 was $4,658 and $1,864, respectively.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 5 - DETAILS OF SHORT-TERM DEBT (CONTINUED)

The Company is a named defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada, under which the Company was served in May 2000. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to the aforementioned demand promissory notes. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.


NOTE 6 - COMMON STOCK

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $.001 per share, under Regulation D, Rule 504. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

On February 22, 1999, the Board of Directors authorized a 2-for-1 reverse stock split of the Company's $.001 par value common stock. This reverse stock split is not reflected in the statement of stockholders' equity because of the effect of the March 1, 2000 forward stock split described below.

During the year ended December 31, 1999, 373,070 shares of common stock were issued for cash. At December 31, 1999 the balance of stock subscriptions was $105,000. Stock subscriptions were paid, and stock issued February 16, 2000, for these common stock shares.

During the month of February 2000, 343,338 shares of common stock were issued at $0.75 per share. The Company's common stock was split 2 for 1 in March 2000. The split was effected as a 100% stock dividend payable March 6, 2000, to holders of record March 1, 2000. All references in the accompanying financial statements to the number of common shares and per share amounts for the nine months ended September 30, 2000 and year ended December 31, 1999 have been restated to reflect the stock split.

During September 2000, 200,000 shares of common stock were issued at $0.50 per share. These shares were issued pursuant in reliance upon the exemption from the registration requirements of the Securities Act of 1933 specified by the provisions of Regulation S.


NOTE 7 - PREFERRED STOCK

During the year ended December 31, 1999, 500,000 shares of preferred stock were issued for $250,000 cash. The preferred stock has no rights for dividends, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 8 - STOCK OPTIONS

In September 1999, the Board of Directors (the "Board") of the company adopted the Envirokare Tech, Inc. 1999 Stock Plan (the "Plan"), subject to approval of the Company's shareholders. The shareholders approved the plan at the Annual Meeting of the Company's shareholders in May 2000. As adopted, the Plan provided for authorization of 2,000,000 shares of common stock for issuance pursuant to awards under the Plan. In September 1999, the board had approved the granting of non-qualified options under the Plan to purchase an aggregate 1,150,000 shares of common stock. In June 2000, the Board voted to adjust the number of shares of Common Stock authorized for issuance under the Plan from 2,000,000 to 4,000,000, pursuant to the anti-dilution provisions of the Plan, to reflect the 2 for 1 split of the Company's common stock effected in March 2000. The Board also voted to make corresponding adjustments to the number of shares subject to previous option grants, and the exercise prices for such options.

The Company filed a Form S-8 under the Securities Act of 1933 (the "Securities Act") with the Securities and Exchange Commission in March 2000 to register 1,150,000 shares (2,300,000 as adjusted for the stock split) of common stock authorized for issuance under the Plan. In September 2000, the Company filed Post-Effective Amendment No. 1 to the Form S-8, to register the remaining 1,700,000 shares under the Securities Act.

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

All of the option grants made by the Company to date provide that the options are exercisable immediately. The Plan restricts sales for shares received upon exercise of options, limiting each optionee to sales in any year of option shares equal to 25% of the total number of shares received under the optionee's grant.

In August 2000, options with respect to 500,000 shares of common stock expired unexercised. In September 2000, the Board voted to confirm that those shares were again made available for award under the Plan, pursuant to Plan provisions. Also in September 2000, the Board had approved the granting of non-qualified options under the Plan to purchase an aggregate 100,000 shares of common stock shares to the company's President and 300,000 shares of common stock to various consultants. In accordance with Statement on Financial Accounting

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 8 - STOCK OPTIONS (CONTINUED)

Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 9 years, and expected volatility at 30%. For the quarter ended September 30, 2000, the Company recorded $96,000 ($.24 per option) in consulting fees for the value of the options based upon theses Black Scholes assumptions. These stock options will expire September 29, 2009 (see Note 9). The plan also requires early exercising of the options for various reasons, including employment termination, separation from services, or cancellation of consulting contracts. As of September 30, 2000, there remained 1,800,000 shares of common stock available for issuance under the Plan.


                                                               Fixed Plan
                                                         -----------------------
                                                                       Weighted
                                                                       Average
                                                         Number of     Exercise
                                                          Shares        Price
                                                        ----------    ----------

Outstanding at December 31, 1998                              --      $     --
Granted                                                  2,300,000          .575
                                                        ----------    ----------
Outstanding at December 31, 1999                         2,300,000          .575
Expired                                                   (500,000)         .575
Granted                                                    400,000          .500
                                                        ----------    ----------
Outstanding at September 30, 2000                        2,200,000    $     .561
                                                        ==========    ==========

Options Exercisable at September 30, 2000                2,200,000    $     .561
                                                        ==========    ==========


NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $23,987 in cash for consulting fees during the first nine months of 2000. Jeannie M. Runnalls, received $22,715 in cash for consulting fees during the year ended December 31, 1999.

Stock options of 2,300,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties (see Note 8).

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 9 - RELATED PARTIES (CONTINUED)

Madelyn Thomas, who received $10,000 in consulting fees under the terms of an ongoing contract as of December 31, 1998 and an additional $20,000 as of December 31, 1999, is the wife of Charles W. Thomas, former President of the Company. Mrs. Thomas terminated this contract effective June 30, 1999.

On August 8, 2000, the Company authorized a shareholder's loan to Jeannie M. Runnalls in the amount of $15,000. Terms of the loan require interest payments of 7% per annum simple interest. The shareholder loan balance, including accrued interest, at September 30, 2000 was $15,175.

On September 5, 2000, the Company granted 100,000 stock options for common stock shares to the new president of the Company. See Note 8.


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

On April 1, 1999, the Company entered into a lease for office space in British Columbia for the period of twelve months beginning April 1, 1999. Monthly payments for the initial year of the lease were $800 (CDN) per month, not including utilities. This lease was cancelled as of July 31, 1999 without penalty.

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

                       2000                                      $2,190
                       2001                                      $6,570

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In November 1999, the Company entered into a contract with Thermoplastic Composite Designs (TCD), Inc. and Thermoplastic Flowforming Technologies Corp.
(TPF) for professional and technical services. These services included the design and material specifications, mold fabrication, prototype and demonstration units. The total payable by the Company under this contract was $133,800. During the year ended December 31, 1999, the amount paid was $50,800 leaving a balance owing of $83,000. During the period ended June 30, 2000, this balance was paid. The Company recorded $70,000 of these research and development costs to prepaid expenses as of December 31, 1999. This amount represents the value of the molds derived from this contract, which may become depreciable property if no further development is necessary. As of June 30, 2000, this prepaid expense of $70,000 was reclassified as property and equipment. Upon execution of a TCD Licensing Agreement, the Company will receive a credit of $61,600 (representing 46% of the payments made to TCD under the development contract) toward the license fee payable to TCD.

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

     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet, E Pallet(TM), manufactured primarily from recycled plastics and granulated rubber derived from discarded tires (commonly referred to as "crumb rubber"). The Company is currently in the final stages of testing this product, and expects to begin generating licensing-related fees during 2001. Further, the Company's management expects that the Company and/or its licensees will commence commercial production and sale of the E Pallet(TM) in 2001.

     The Company had originally planned to have its licensees begin producing the E Pallet(TM) in June 2000 but decided to conduct additional tests, which has delayed the previously planned production start date by approximately nine months. Significantly improved substrate technology caused the Company to rethink their initial production start-up dates. Consequently, additional product testing was required that would be specific to the improved substrate composition, prior to initiating the launch of production operations for licensees. Although the Company's decision to further test the E Pallet(TM) has set back production dates, the Company believes that this additional testing has substantially minimized or eliminated any concerns as to the E Pallet's(TM) design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the E Pallet(TM) have been developed and refined. The Company expects to have potential customers evaluate the E Pallet(TM) through in-use testing beginning in the fourth quarter of 2000. The Company believes that after a final engineering analysis report is completed, the Company and/or its licensees will commence commercial production of the E Pallet(TM) once appropriate production facilities are procured and commissioned for production, currently anticipated for 2001.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the nine months ended September 30, 2000, the Company had a net loss of $476,880. The Company's net loss accumulated for the period from June 15, 1998 (inception) to September 30, 2000 was $1,404,480. The Company anticipates that it will begin to generate revenue early in 2001, upon the planned start of production of the E Pallet(TM) by the Company' and/or its licensees. At September 30, 2000 the Company had current assets of $64,293, consisting of $49,118 in cash and $15,175 in a related party loan. During the nine months ended September 30, 2000, the Company's cash resources decreased slightly, reflecting increased research and development costs and prepaid licensing fees, offset by cash raised by issuance of the Company's common stock for aggregate proceeds to the Company of $100,000. At September 30, 2000 the Company had current liabilities of $73,394. At September 30, 2000 current liabilities exceeded current assets by $9,101. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. The Company has budgeted expenditures for the twelve months through September 2001 of $525,000, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company now believes that it is at the point where it can move forward with its production and marketing plans, which in the short term include the start-up of E Pallet(TM) manufacturing operations by the Company or licensees, and in the longer term include adding additional production lines and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to September 30, 2001.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's shares. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's plans include setting up its own production operations, in addition to having licensees produce the E Pallet(TM). If the Company cannot raise enough funds, it may not be able to carry out its plan to set up its own operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Product Testing and Development

     The Company has been actively involved in extensive testing and development of the E Pallet(TM). The Company contracted with substrate component testing engineers in the Akron, Ohio area who performed the primary series of component testing. Subsequent testing has been conducted on the E Pallet(TM) at Virginia Polytechnic Institute and State University through the William H. Sardo Jr. Pallet and Container Research Laboratories. Additional E Pallet(TM) testing is scheduled during November 2000 at Virginia Polytechnic Institute and State University testing facility. The Company's development focus is to ensure that the E Pallet(TM) meets or exceeds current performance standards for hardwood and plastic pallets, and that the E Pallet(TM) will be superior in performance and will be cost effective to produce and sell. In particular, the Company's development focuses on the safety, structural integrity, reliability, and cost effectiveness of the E Pallet(TM), involving in-depth analysis of compound variables and strengths, extrusion methods and equipment modifications. The Company believes that after extensive studies and refinement, it has minimized or eliminated any concerns as to the E Pallet's(TM) design and ability to perform. The Company plans to conduct further testing which it believes will provide information as to the longevity of the E Pallet(TM) compared to other pallets. Analysis to date indicates that the Company's standard 48-inch by 40-inch E Pallet(TM) will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide.

     On November 16, 1999, the Company and Thermoplastic Composite Designs, Inc. ("TCD"), entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the E Pallet(TM) design. TCD is a composite systems engineering and design corporation. The contract required TCD to deliver a pallet that would meet design specifications including: 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered E Pallet(TM) mold to be used at the Company's first production facility. This first generation mold was available to produce finished product in April 2000. The Company's payments under this contract totaled $50,800 in 1999, and $83,000 in 2000, completing the Company's payment obligations under the contract. Finished E Pallet(TM) product is scheduled for distribution to potential customers for in-use evaluation during the fourth quarter of 2000.

     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from national and international licensing agreements and royalty agreements based on units of production. The Company will also develop and operate its own manufacturing facilities. In December 1999, the Company announced that it had received a letter of intent from Cultech International Corporation to manufacture and market the E Pallet(TM) in Asia. Cultech intends to obtain exclusive manufacturing and marketing rights to the E Pallet(TM) for all of Asia. The terms of the letter of intent provide that the Company will deliver to Cultech a manufacturing system that will enable Cultech to produce one million E Pallets(TM) per year. The parties also contemplate that, once engineering studies are satisfactorily completed, the parties will enter into an agreement whereby Cultech will make payments to the Company including licensing fees and royalty payments based on units of E Pallet(TM) production, although the letter of intent does not obligate the Company to enter into such an agreement.

     In March 2000, the Company announced that it had received a letter of intent from Bryan Container Company, located in Bryan, Texas, providing for the Company and Bryan to negotiate an agreement whereby Bryan, a container manufacturer, would modify its production site to incorporate the E Pallet(TM) manufacturing system, using the Company's custom E Pallet(TM) molds. In June 2000, the Company and Bryan Container decided not to pursue these contemplated arrangements and are not negotiating any formal agreement. Also in March 2000, the Company announced that it had received a letter of intent from International Pallets of California, providing for the parties to enter into a formal agreement to allow International Pallets to produce, market and sell the E Pallet(TM) in California and Nevada. However, in June 2000, the Company and International Pallets decided not to pursue these contemplated arrangements and are not negotiating any formal agreement. The Company currently plans to build and operate a wholly owned operation for California and Nevada. The Company's management anticipates that initial production of the E Pallet(TM) should commence in 2001 from the Company's planned production facility.

     Proposed Acquisition

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Reference is made to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000, for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada.


Item 2. Changes in Securities

     On or about September 25, 2000, the Company sold 200,000 shares of its $.001 par value common stock for $.50 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 specified by the provisions of Regulation S promulgated thereunder. Specifically, the offers and sales were made to "non-U.S. persons outside the United States of America," as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $100,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to Vote of Security Holders

     None.


Item 5. Other Information

     Effective September 5, 2000, Richard M. Clark was elected a Director of the Company. He was also elected as President, Secretary and Treasurer of the Company, succeeding Jeannie M. Runnalls in those positions. Ms. Runnalls is continuing to serve as a Director of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

     3.2 Company's By-laws as amended and restated May 31, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000, filed with the Commission on August 14, 2000).

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

      27  Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.


                                       ENVIROKARE TECH, INC.
                                       Registrant

                                       By:      /s/   RICHARD M. CLARK
                                           ------------------------------------
                                           Name:  Richard M. Clark
                                           Title: President and Director
                                                  (Principal Executive Officer
                                                  and Principal Financial and
                                                  Accounting Officer)

Exhibit
Number    Description of Document
------    -----------------------

3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

3.2 Company's By-laws as amended and restated May 31, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000, filed with the Commission on August 14, 2000).

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