Form 10KSB
period 2000-12-31
ENVIROKARE TECH INC
filed 2001-04-16
CIK 1065677

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the fiscal year ended December 31, 2000

or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: The issuer is a development stage company and has no revenues to report at this time.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 9, 2001 is $4,241,275.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 9, 2001 was 13,889,478

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

     Development and Business of the Company

     Envirokare Tech, Inc., ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998. The executive offices of the Company are located at 2470 Chandler, Suite 5, Las Vegas, Nevada 89120. The Company's telephone number is (702) 262-1999. During the first quarter of 2001, the Company leased additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431. The Company anticipates relocating their executive offices to the Boca Raton, FL office during 2001.

     The Company is a development stage company, which was originally formed to create and market environmentally responsible products from primarily recycled materials. Currently, the Company is completing development of several industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD"), a research and development organization, which has developed or secured certain patented products and processes.

     The Company's current operating strategy is consistent with its focus on developing environmentally responsible products. The Company has directed its attention and assets to acquiring and improving upon existing technology to allow the Company to enter into the materials handling products manufacturing business utilizing manufacturing processes involving recycled materials. The Company anticipates that the initial product that they will market will be the E Pallet(TM) (sometimes referred to herein as the "Pallet").

A pallet is a portable platform for handling, storing, or moving materials and packages as used in, for example, warehouses, factories and vehicles.

     The Company entered the pallet manufacturing business in December 1998. Pursuant to an asset purchase agreement and an assignment agreement, each dated December 15, 1998, the Company purchased certain assets, including all of the equipment, early-stage rubber mold technology and patent rights potentially applicable to future development of rubber mold technology for creating a pallet made of recycled materials, from Real Morel, a businessman operating International Pallet Control Systems Inc. and The Pallet Company, both private Canadian companies. The Company substantially improved upon the purchased early-stage rubber mold technology and developed, after more than a year of research and working with specialists in the field, a molded Pallet created by mixing plastics with composite materials. The Company believes that the finished product will meet the requirements of many pallet users.

     In November 1999, the Company enlisted the services of TCD to design and supply the appropriate system required to manufacture the E Pallet(TM) and other contemplated materials handling products. TCD was also contracted to assist in making Pallet design modifications to meet product specifications provided by the Company.

     On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD to manufacture the E Pallet(TM) and other products to be developed. Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares trade at a specified level during the thirty (30) month period following the agreement date. In the event that Envirokare's shares have not traded at such specified level by the end of the thirty (30) month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by paying to TCD's shareholders additional consideration, either in cash or additional shares of Envirokare.

     In addition to Pallets, the Company expects to be able to market a wide range of large structural parts manufactured through the joint efforts of the Company and TCD, for industries which may include aerospace, automotive, construction, marine, medical, military, transportation and waste management.

     Products; Product Development

     The Company's first product will be the E Pallet(TM), made through a unique manufacturing process, which allows for 80% of the material to be recycled thermoplastics. This process is called Thermoplastic Flow Forming ("TPF Process" or

"Process"). It is a proprietary process, and enables the manufacturer to create large structural parts using thermoplastic resins. The process uses recycled or virgin resins and is designed to reuse its own waste, thereby minimizing the creation of waste by-products.

     Key advantages of the Company's Pallet will include increased strength and durability, lighter weight, environmental benefits (no lumber required, 100% recyclable, no fungicides/bacterial spraying required, no land fill dumping, less energy to manufacture) safer, because there is no splintering of wood or hazardous nails/bolts, easier to utilize (because of 4 way entry access into the Pallet), longer life cycle, and lower costs per pallet-round-trip. The Pallet has also been designed to resist damage caused from use and to handle large loads when evenly loaded. The single piece construction of the Pallet is expected to mitigate numerous product and personal liability issues that occur in typical pallet programs. As there are no fasteners or components to break apart from the Pallet, it is anticipated that reduced Pallet breakage and associated product damage and worker injury claims will be experienced by the Company's customers.

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

     The Company contracted with substrate component testing engineers in the Akron, Ohio area during 1999 who performed the primary series of substrate component testing. Subsequent to the preliminary tests conducted on substrate components, the Company and TCD entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the Pallet design. The contract required TCD to deliver a pallet that would meet design specifications including: 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered mold for the Company's first production facility. This first generation mold was available to produce finished product in April 2000. The Company's payments under this contract totaled $50,800 in 1999, and $83,000 in 2000.

     Additional Pallet testing and evaluation was conducted at Virginia Polytechnic Institute and State University through the William H. Sardo Jr. Pallet and Container Research Laboratories. Pallet testing commenced during May 2000. Initial test results at this facility provided the basis from which the Company and its product design contractor were able to make design adjustments resulting in a significantly improved Pallet. Further Pallet testing and evaluation through January 2001 has resulted in further minor adjustments to the Pallet design.

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

     The Company's E Pallet(TM) will be manufactured in one main design, which is a one-piece pallet produced in a standard pallet size of 48 inches by 40 inches. The manufacture of the Pallet begins with the procurement of recycled plastics. All Pallets will be manufactured from a composite substrate, which is primarily comprised of recycled plastics. Most plastics possess a strong structural matrix that maintains elastic qualities, which are useful in a manufacturing process that requires heating of the substrate material prior to molding a finished product. Virgin plastics may be substituted for recycled plastics in the production process. Recycled and virgin plastics are commodities that are currently readily available in the open market.

     The Company's Pallet design presents what the Company believes is a preferable alternative to pallets made from wood and from non-wood materials. Pallets had traditionally been made of wood but, due to escalating commodity lumber prices and associated higher costs of wood pallets, pallet manufacturers have in recent years been developing ways to manufacture pallets from non-wood materials, in particular, metal, wood derivatives and plastic. However, each of these materials has its disadvantages. Metal pallets, while they are strong, hard to damage, and repairable, are expensive and not practical for general use. Pallets made from pressed wood fiber and corrugated fiber board are light and recyclable. However, most pallets manufactured from this type of substrate are not able to carry standard load weights, are susceptible to damage, and cannot be repaired. The most prevalent non-wood pallet material, plastic, is more cost-effective than wood but is nonetheless expensive. Also, plastic pallets can be damaged by forklift tines, or by being dropped, twisted or overloaded. They can also splinter, causing injuries to workers. The Company believes that the recent rapid increase in market share for plastic pallets indicates that pallet buyers understand the benefits of utilizing substitutes for wood pallets. This presents a market opportunity for the Company, as the Company considers the E Pallet(TM) to be a durable product and a cost-effective plastic pallet alternative.

     The Company believes that its specialization in thermoplastic composites will provide a competitive advantage in the future. Until recently, thermoplastic composites were not considered commercially viable substitutes for thermoset composites, wood, aluminum, steel, and other metal alloys. However the recent introduction of long-strand reinforcing fiber(s) has dramatically increased the mechanical and physical properties of thermoplastic composites. During past years, these composite materials were utilized almost exclusively be the military and aerospace industries, due to the inordinate cost of hand application, normally confined to smaller parts.

     Management believes that the TPF process will give Envirokare the ability to produce large structural parts at prices projected to be well below current levels. This price advantage is the result of projected savings for the following reasons:

     o Economies of scale as a result of the mechanical reproduction of large structural parts, rather than necessitating manufacture of smaller components followed by component assembly.

     o Reduced labor costs because of fewer component assemblies required.

     o Reduced cost of materials, due to the ability to reuse waste generated from manufacturing.

     Acquisition of Electroship (N.Y.) Inc.

     On December 21, 2000, the Company, Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Envirokare ("EAC"), and Electroship (N.Y.) Inc., a New York corporation ("Electroship") consummated the merger of Electroship with and into EAC with EAC continuing as the surviving corporation (the "Merger"). The consideration received by Electroship Partners, the former shareholder of Electroship, in the Merger consisted of 2,500,000 shares of the common stock, par value $.001 per share of Envirokare. Electroship Partners has since dissolved and distributed its assets, including such shares, among its former partners. Electroship was engaged in the business of developing wireless tracking technology for the shipping industry.

     The primary asset that the Company acquired in this merger was a patent that has been provisionally filed by Electroship with the United States Patent and Trade Office ("USPTO"). The Company anticipates that patents that may be issued as result of the provisional filing will provide the Company with, among other potential wireless product developments, the ability to develop materials handling products that will have wireless tracking capability. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001.

     License Agreement with TCD

     The Company announced, on December 1, 2000, that it had completed a letter of intent with TCD to enter into an arrangement to manufacture products utilizing TCD's TPF process. The Company, through ECC, its wholly-owned subsidiary, and TCD completed a license agreement on March 30, 2001 to manufacture Envirokare's proprietary E Pallet(TM) and other products to be developed using the proprietary TPF process.

     Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares trade at a specified level during the thirty (30) month period following the agreement date. In the event that Envirokare's shares have not traded at such specified level by the end of the thirty (30) month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by paying to TCD's shareholders additional consideration, either in cash or additional shares of Envirokare.

     The Company and TCD believe that the TPF Process offers a high degree of manufacturing flexibility that combines proven technologies to produce a wide range of products from thermoplastic resins at a low cost, relative to comparable products produced today. The Process has been identified as being particularly cost effective in producing large structural parts. Structures in excess of ten feet by four feet, weighing in excess of one hundred pounds each, have been mass produced by the Process. By utilizing this specialized mechanical molding Process, parts can be produced in a matter of minutes, compared to traditional thermoplastic and thermoset production systems which require hours and often days to produce similar parts.

     The TPF Process can potentially be used to create products for a broad range of industries including: Material Handling, Transportation, Marine, Medical, Waste Management and Aerospace. The composite materials products created using the Process have the ability to mimic many attributes found in wood, aluminum, steel, and other metal alloys matching many of their physical and mechanical properties while providing significant weight and cost reductions. Another advantage of the Process is that it does not emit any Volatile Organic Contaminants (VOCs), which are present in many thermoset composites.

     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from developing and operating its own manufacturing facilities and in conjunction with TCD. As opportunities present themselves, the Company will also consider entering into national and international licensing agreements that would provide royalty agreements based on units of production.

     The Company had originally planned to have licensees begin producing the Pallet during 2000 but decided to conduct additional product tests, which delayed a previously planned production start date. Significantly improved substrate technology developments caused the Company to rethink their business plan which included the method of marketing the Pallet and initial production start-up dates.

     In December 1999, the Company announced that it had received a letter of intent from Cultech International Corporation to manufacture and market the Pallet in Asia. Cultech intends to obtain exclusive manufacturing and marketing rights to the Pallet for all of Asia. The parties agreed in principle that, once engineering studies are satisfactorily completed, the parties would enter into an agreement whereby Cultech would make payments to the Company including licensing fees and royalty payments based on units of Pallet production, although the letter of intent does not obligate the Company to enter into such an agreement. To date, the Company has taken no further action with respect to the letter of intent.

     In March 2000, the Company announced that it had received a letter of intent from Bryan Container Company, located in Bryan, Texas. The letter of intent provides for the Company and Bryan to negotiate an agreement whereby Bryan, a container manufacturer, would modify its production site to incorporate the E Pallet manufacturing system using the Company's custom molds. In June 2000, the Company and Bryan Container decided not to pursue these contemplated arrangements and the parties are not negotiating any formal arrangement.

     Also in March 2000, the Company announced that it had received a production and marketing letter of intent from International Pallets of California. The letter of intent provides for the parties to negotiate an agreement whereby International Pallets, would build a production facility that would allow International Pallets to produce, market and sell the Pallet in California and Nevada, although the letter does not obligate the Company to enter into such an agreement. In the event a formal agreement was negotiated between the parties, the agreement would include provisions providing for International Pallets to pay a license fee and royalty payments to the Company. To date, the Company has taken no further action with respect to the letter of intent.

     Raw Materials

     The Company anticipates that its manufacturing processes will utilize significant amounts of plastic, differing in grade and price per pound. There are numerous recycled plastic suppliers in the United States including, K.W. Plastics and Image Products. The Pallet manufacturing process is flexible and allows for the inclusion of plastics of varying grades. As such, access to raw material required for production is not anticipated to be more than a short term supply issue. The Company's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of Pallets manufactured using virgin versus recycled plastics.

     The Company is subject to risks in connection with proposed raw material procurement and use. These risks may have a material effect on the Company's business. Some of the possible risks relating to raw materials are (i) government legislation prohibiting the use of recycled plastic in all products;
(ii) market resistance to recycled materials; and (iii) introduction of new, more sophisticated, methods of plastic recycling equipment rendering the Company's methodologies obsolete.

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

     The Company has contemplated using recycled rubber in future products that are under consideration for development. Manufacturing processes requiring the use of rubber sometimes require the use of hazardous solvents in those production processes and result in the disposal of waste products, such as used solvents. Such manufacturing processes could subject the Company to United States federal, state and local laws and regulations and international laws governing the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Pursuant to such laws, a lessee or owner of real property may be liable for, among other things, (i) the costs of removal or remediation of certain hazardous or toxic substances located on, in or emanating from, such property, as well as related costs of investigation and property damage and substantial penalties for violations of such laws, and (ii) environmental contamination at facilities where its waste is or has been disposed. Such laws often impose such liability without regard to whether the owner or lessee knows of, or was responsible for, the presence of such hazardous or toxic substances. While the Company's operations, to the best of its knowledge, are in full compliance with all existing laws and regulations, environmental legislation and regulations have changed rapidly in recent years, and the Company cannot predict what, if any, impact future changes in such legislation may have on the Company's liability for past actions that were lawful at the time taken.

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

     The Company's management believes that no toxic or hazardous materials will be byproducts of the manufacturing processes of the Pallet. The TPF Process does not emit any VOCs, which are present in many thermoset composites. Accordingly, management of the Company believes that the Company will not have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations. However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

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

     Employees

     The Company currently has three full-time employees. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis.

     Patents

     The Company has been assigned the patent rights to a Patent Pending for a Composite Pallet design, which includes the combination of substrate components that comprise the Composite Pallet. "Composite" is defined as the basic Pallet materials or constituents that are combined to form the finished product. Substrate components contained in the Composite Pallet include recycled plastics. The patent was filed on March 15, 2000. The Company was assigned the patent rights to the Composite Pallet design during the second quarter of 2000. The Company is currently assessing additional patent protection options that may be sought in the United States and internationally, with respect to the Composite Pallet patent filing.

     The Company acquired a patent entitled Apparatus and Method for Facilitating Shipping and Commerce, that has been provisionally filed with the USPTO, in connection with the merger with Electroship that was completed December 21, 2000. The Company is currently assessing additional patent protection options that may be sought in the United States and internationally, with respect to this patent.

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

Item 2.  Description of Property

     The Company leases corporate office space located at 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120. The leased premises consists of 600 square feet and is insured under public liability insurance. The Company entered into a 36-month lease whose term began October 1, 1998, at an initial monthly rental of $700. The Company's total lease payments for the fiscal years ended December 31, 1999 and 2000 were $8,062 $9,276, respectively. The Company's total lease payments for the fiscal year ending December 31, 2001 will be $7,200.

     During the first quarter of 2001, the Company leased additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431. The Company anticipates relocating their executive offices to the Boca Raton, FL office during 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. The Company's common shares commenced trading on the OTC Bulletin Board on December 1, 1999. From January 1, 2000, to March 31, 2000 (the first quarter), the high closing price of the Company's common stock was $3.25 and the low closing price was $1.625. From April 1, 2000 to June 30, 2000 (the second quarter), the high closing price of the Company's common stock was $1.094 and the low closing price was $.625. From July 1, 2000 to September 30, 2000 (the third quarter), the high closing price of the Company's common stock was $.875 and the low closing price was $.50. From October 1, 2000 to December 31, 2000 (the fourth quarter) the high closing price of the Company's common stock was $1.094 and the low closing price was $.28125. During the quarter commencing January 1, 2001, through March 9, 2001, the high closing price was $.73 and the low closing price was $.3125. The quoted prices reflect the Company's 2-for-1 stock split payable March 6, 2000 as discussed below. These OTC quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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

     As of March 9, 2000, there were 70 holders of record of the Company's common stock.

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

     On or about August 1999, the Company sold 25,000 shares of its $.001 par value common stock for $1.00 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $25,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On or about August 1999 the Company sold 39,350 shares of its $.001 par value common stock for $1.00 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Regulation S promulgated thereunder. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $39,350. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

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

     On or about December 1999 the Company sold 232,000 shares of its $.001 par value common stock for $1.00 per share. These shares were sold to accredited investors in reliance on Section 4(2) of the Act. The shares were issued in a private placement and are therefore restricted securities that cannot be resold unless they are registered or unless a further exemption from registration is available for their resale. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $232,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On March 6, 2000, the Company effected a 2-for-1 stock split, in the form of a 100% stock dividend (the "March 2000 Stock Split"), payable to shareholders of record as of the close of business on March 1, 2000. This increased the number of common shares outstanding as of March 7, 2000, from 5,544,739 shares to 11,089,478 shares.

     On or about February 18, 2000, the Company sold 154,669 shares of its $.001 par value common stock for $1.50 per share (not adjusted for the March 2000 Stock Split). The shares were issued in reliance upon the exemption from the registration requirements of the Act specified by the provisions of Regulation S promulgated thereunder. Specifically, the offer and sale was made to "non-U.S. persons outside the United States of America" as set forth in Regulation S. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $232,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     On or about February 18, 2000, the Company sold 17,000 shares of its $.001 par value common stock for $1.50 per share (not adjusted for the March 2000 Stock Split). These shares were sold to accredited investors in reliance on
Section 4(2) of the Act. The shares were issued in a private placement and are therefore restricted securities that cannot be resold unless they are registered or unless a further exemption from registration is available for their resale. The offering price for the shares was arbitrarily established by the Company and had no relationship to assets, book value, revenues or other established criteria of value. The Company realized proceeds of $25,500. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

     The share amounts and prices shown below have been adjusted to take into account the March 2000 Stock Split.

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

     The Company is currently in the process of completing a private placement offering to issue and sell Units (the "Units") to accredited investors. Each Unit consists of one (1) share of the Company's common stock and one (1) warrant, exercisable for one year from the agreement date, to purchase one (1) additional share of the Company's common stock. The Company is selling each Unit for $.20 per Unit. The Company anticipates realizing proceeds of $200,000 from the sale of Units under this offering. The Company anticipates completing this transaction in April 2001. The proceeds from this offering will be used to pay for operating costs and provide working capital.

Item 6.  Plan of Operation

Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet, E Pallet(TM), manufactured primarily from recycled plastics. The Company's management expects that the Company will commence commercial production and sale of the E Pallet(TM) in 2001.

     The Company had originally planned to have its licensees begin producing the E Pallet(TM) in 2000 but decided to conduct additional tests, which delayed the previously planned production start-date. The discovery of significantly improved substrate technology caused the Company to rethink their initial production start-dates and marketing strategy. Consequently, additional product development and testing was required that would be specific to the improved substrate composition, prior to initiating the launch of production operations.

     Although the Company's decision to further develop and test the E Pallet(TM) has set back production dates, the Company believes that this additional research and development has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the E Pallet(TM) through in-use testing beginning in the second quarter of 2001. The Company believes that after a final engineering analysis report is completed, the Company will commence commercial production of the E Pallet(TM), pursuant to the TCD license agreement, once appropriate production facilities are procured and commissioned for production, currently anticipated for 2001.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the year ended December 31, 2000, the Company had a net loss of $611,329. The Company's net loss accumulated for the period from June 15, 1998 (inception) to December 31, 2000 was $1,538,929. The Company anticipates that it will begin to generate revenue during 2001, upon the planned start of production of the E Pallet(TM) by the Company. At December 31, 2000 the Company had current assets of $17,800, consisting of $11,362 in cash and $6,438 in a related party loan. During the year ended December 31, 2000, the Company's cash resources decreased, reflecting increased research and development costs and prepaid licensing fees, offset by cash raised by issuance of the Company's common stock for aggregate proceeds to the Company of $357,500. At December 31, 2000 the Company had current liabilities of $74,954. At December 31, 2000 current liabilities exceeded current assets by $57,154. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. See "Item 5. Market for Common Equity and Related Stockholder Matters -- Unregistered Sales of Securities during the Last Three Fiscal Years" for a discussion of the Company's securities issuances. The Company has budgeted pre-production expenditures for the twelve months through March 31, 2002 of $720,000, excluding license fees which may become due and payable, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it can continue with its production and marketing plans, which in the short term include the start-up of E Pallet(TM) manufacturing operations by the Company or licensees, and in the longer term include adding additional production lines and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to March 31, 2002.

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

Item 7.  Financial Statements




                              ENVIROKARE TECH, INC.
                        Consolidated Financial Statements

                                December 31, 2000










                              WILLIAMS & WEBSTER PS

                          Certified Public Accountants
                        Bank of America Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

     Index to Consolidated Financial Statements

                              ENVIROKARE TECH, INC.

                                December 31, 2000

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                                  22

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                          23

         Consolidated Statements of Operations and Comprehensive Loss         24

         Consolidated Statement of Stockholders' Equity                       25

         Consolidated Statements of Cash Flows                                26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    27

Board of Directors
Envirokare Tech, Inc.
Las Vegas, Nevada

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and for the period from June 15, 1998 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2000 and 1999 and the results of its consolidated operations and cash flows for the years then ended, and for the period from June 15, 1998 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
March 30, 2001

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                   December 31,  December 31,
                                                                      2000          1999
                                                                   -----------    ---------
ASSETS
      CURRENT ASSETS
          Cash                                                     $    11,362    $ 148,046
          Prepaid expenses                                                  --       76,291
          Due from related party                                         6,438           --
                                                                   -----------    ---------
               TOTAL CURRENT ASSETS                                     17,800      224,337
                                                                   -----------    ---------

      PROPERTY AND EQUIPMENT
          Furniture and fixtures                                         1,893        1,593
          Office equipment                                               6,661        6,661
          Molds                                                         70,000           --
               Less accumulated depreciation                            (3,017)      (1,385)
                                                                   -----------    ---------
               TOTAL PROPERTY AND EQUIPMENT                             75,537        6,869
                                                                   -----------    ---------

      OTHER ASSETS
          Deposits and retainers                                        81,560       18,789
          Patent acquisition and patent costs                        1,966,726       33,939
                                                                   -----------    ---------
               TOTAL OTHER ASSETS                                    2,048,286       52,728
                                                                   -----------    ---------

          TOTAL ASSETS                                             $ 2,141,623    $ 283,934
                                                                   ===========    =========

LIABILITIES & STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
          Accounts payable                                         $        --    $  88,155
          Notes payable                                                 61,965       61,965
          Accrued interest                                              12,989        6,770
          Reimbursement due                                                 --       12,200
                                                                   -----------    ---------
               TOTAL CURRENT LIABILITIES                                74,954      169,090
                                                                   -----------    ---------

      COMMITMENTS AND CONTINGENCIES                                         --           --
                                                                   -----------    ---------

      STOCKHOLDERS' EQUITY
          Preferred stock, 10,000,000 shares authorized,
               $.001 par value; 500,000 shares issued and
               outstanding                                                 500          500
          Common stock, 200,000,000 shares authorized,
               $.001 par value; 13,889,478 and 10,746,140 shares
               issued and outstanding, respectively                     13,889       10,746
          Stock subscriptions receivable                                    --     (105,000)
          Additional paid-in capital                                 3,066,257      585,400
          Stock options                                                529,000      552,000
          Accumulated deficit during development stage              (1,538,929)    (927,600)
          Other comprehensive loss                                      (4,048)      (1,202)
                                                                   -----------    ---------
          TOTAL STOCKHOLDERS' EQUITY                                 2,066,669      114,844
                                                                   -----------    ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,141,623    $ 283,934
                                                                   ===========    =========

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                    Period from
                                                                                   June 15, 1998
                                               Year Ended         Year Ended       (Inception) to
                                              December 31,        December 31,      December 31,
                                                  2000               1999               2000
                                              ------------       ------------       ------------
REVENUES                                      $         --       $         --       $         --
                                              ------------       ------------       ------------

EXPENSES
      Consulting fees - related parties             81,987            282,716            374,703
      Other consulting fees                        134,115            378,350            519,165
      Rent                                           9,276             10,899             23,095
      General and administrative                   115,398             96,621            226,103
      Depreciation                                   1,632              1,235              3,017
      Professional fees                            117,681             45,963            163,644
      Research and development                      27,519             71,150             98,669
      Wages, salaries, and payroll taxes           117,502               --              117,502
                                              ------------       ------------       ------------
           TOTAL EXPENSES                          605,110            886,934          1,525,898
                                              ------------       ------------       ------------

LOSS FROM OPERATIONS                              (605,110)          (886,934)        (1,525,898)

OTHER EXPENSES

      Interest expense                               6,219              6,239             13,031
                                              ------------       ------------       ------------
           TOTAL OTHER EXPENSES                      6,219              6,239             13,031
                                              ------------       ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (611,329)          (893,173)        (1,538,929)

PROVISION FOR INCOME TAXES                            --                 --                 --
                                              ------------       ------------       ------------

NET LOSS                                          (611,329)          (893,173)        (1,538,929)

OTHER COMPREHENSIVE LOSS
      Foreign currency translation loss             (2,846)            (1,202)            (4,048)
                                              ------------       ------------       ------------

COMPREHENSIVE LOSS                            $   (614,175)      $   (894,375)      $ (1,542,977)
                                              ============       ============       ============

      BASIC AND DILUTED NET LOSS
           PER COMMON SHARE                   $      (0.05)      $      (0.09)      $      (0.15)
                                              ============       ============       ============

      WEIGHTED AVERAGE NUMBER
           OF BASIC AND DILUTED COMMON
           STOCK SHARES OUTSTANDING             11,363,561         10,225,664         10,622,789
                                              ============       ============       ============

   The accompanying notes are an intregal part of these financial statements.

                                                        ENVIROKARE TECH, INC.
                                                    (A Development Stage Company)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Preferred Stock        Common Stock
                                                              ------------------   --------------------      Additional
                                                                Number               Number                    Paid-in       Stock
                                                              of Shares   Amount   of Shares     Amount        Capital      Options
                                                              ---------   ------   ---------     ------        -------      -------
Issuance of common stock in June, 1998
     for cash at $.001 per share                                   --     $ --     10,000,000    $10,000    $     --      $    --

Net loss for period ended December 31, 1998                        --       --           --         --            --           --
                                                                -------    ----    ----------    -------    ----------    ---------

Balance, December 31, 1998                                         --       --     10,000,000     10,000          --           --

Issuance of common stock at $0.50 - $1.00 per share
     for cash                                                      --       --        746,140        746       334,053         --

Issuance of  preferred stock at $0.50 per share
     for cash                                                   500,000     500          --         --         249,500         --

Issuance of stock options for services                             --       --           --         --            --        552,000

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                       --       --           --         --           1,847         --

Net loss for year ended December 31, 1999                          --       --           --         --            --           --

Foreign currency translation loss                                  --       --           --         --            --           --
                                                                -------    ----    ----------    -------    ----------    ---------

Balance, December 31, 1999                                      500,000     500    10,746,140     10,746       585,400      552,000

Cash received for subscriptions receivable                         --       --           --         --            --           --

Issuance of common stock at $0.50 - $0.75 per share                --       --        543,338        543       356,957         --
     for cash

Expiration of stock options                                        --       --           --         --         120,000     (120,000)

Issuance of stock options for services                             --       --           --         --            --        121,000

Stock options exercised at $0.575 per share                        --       --        100,000        100        81,400      (24,000)

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly owned subsidiary, at
     $0.77 per share                                               --       --      2,500,000      2,500     1,922,500         --

Net loss for the year ended December 31, 2000                      --       --           --         --            --           --

Foreign currency translation loss                                  --       --           --         --            --           --
                                                                -------    ----    ----------    -------    ----------    ---------

Balance, December 31, 2000                                      500,000    $500    13,889,478    $13,889    $3,066,257      529,000
                                                                =======    ====    ==========    =======    ==========    =========

                                                                                        Accumulated
                                                                                         Deficit
                                                                                          During          Other           Total
                                                                       Subscriptions    Development   Comprehensive    Stockholders'
                                                                       Receivable          Stage          Loss            Equity
                                                                       -----------     ------------    -----------      -----------
Issuance of common stock in June, 1998
     for cash at $.001 per share                                        $    --         $      --         $  --         $    10,000

Net loss for period ended December 31, 1998                                  --             (34,427)         --             (34,427)
                                                                        ---------       -----------       -------       -----------

Balance, December 31, 1998                                                   --             (34,427)         --             (24,427)

Issuance of common stock at $0.50 - $1.00 per share
     for cash                                                            (105,000)             --            --             229,799

Issuance of  preferred stock at $0.50 per share
     for cash                                                                --                --            --             250,000

Issuance of stock options for services                                       --                --            --             552,000

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                                 --                --            --               1,847

Net loss for year ended December 31, 1999                                    --            (893,173)         --            (893,173)

Foreign currency translation loss                                            --                --          (1,202)           (1,202)
                                                                        ---------       -----------       -------       -----------

Balance, December 31, 1999                                               (105,000)         (927,600)       (1,202)          114,844

Cash received for subscriptions receivable                                105,000              --            --             105,000

Issuance of common stock at $0.50 - $0.75 per share                          --                --            --             357,500
     for cash

Expiration of stock options                                                  --                --            --                --

Issuance of stock options for services                                       --                --            --             121,000

Stock options exercised at $0.575 per share                                  --                --            --              57,500

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly owned subsidiary, at
     $0.77 per share                                                         --                --            --           1,925,000

Net loss for the year ended December 31, 2000                                --            (611,329)         --            (611,329)

Foreign currency translation loss                                            --                --          (2,846)           (2,846)
                                                                        ---------       -----------       -------       -----------

Balance, December 31, 2000                                              $    --         $(1,538,929)      $(4,048)      $ 2,066,669
                                                                        =========       ===========       =======       ===========


   The accompanying notes are an intregal part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Period from
                                                                       Year              Year        June 15, 1998
                                                                       Ended             Ended       (Inception) to
                                                                     December 31,     December 31,     December 31,
                                                                        2000             1999             2000
                                                                     -----------       ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $  (611,329)      $(893,173)      $(1,538,929)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
     Depreciation  and amortization                                        1,632           1,235             3,017
     Stock options issued for consulting fees                            121,000         552,000           673,000
     Consulting fees due to related party applied to receivable            9,000            --               9,000
     Increase (decrease)  in prepaid expenses and deposits                13,520         (94,350)          (81,560)
     Increase (decrease) in accounts payable                            (100,356)        100,356              --
     Increase in accrued interest receivable                                (438)           --                (438)
     Increase in accrued interest payable                                  6,219           6,197            12,989
                                                                     -----------       ---------       -----------

     Net cash used by operating activities                              (560,752)       (327,735)         (922,921)
                                                                     -----------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan to related party                                               (15,000)           --             (15,000)
     Purchase of molds                                                   (70,000)           --             (70,000)
     Patent costs                                                         (7,786)           (609)           (8,396)
     Purchase of equipment                                                  (300)         (4,595)           (6,707)
                                                                     -----------       ---------       -----------

     Net cash used in investing activities                               (93,086)         (5,204)         (100,103)
                                                                     -----------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock                                  --           250,000           250,000
     Proceeds from sale of common stock                                  520,000         229,799           759,799
     Proceeds from issuance of notes payable to related party               --              --              28,635
                                                                     -----------       ---------       -----------

     Net cash provided by financing activities                           520,000         479,799         1,038,434
                                                                     -----------       ---------       -----------

Increase (decrease) in cash                                             (133,838)        146,860            15,410

Adjustment for foreign currency  translation                              (2,846)         (1,202)           (4,048)

Cash, beginning of period                                                148,046           2,388              --
                                                                     -----------       ---------       -----------

Cash, end of period                                                  $    11,362       $ 148,046       $    11,362
                                                                     ===========       =========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                   $      --         $    --         $      --
                                                                     ===========       =========       ===========

     Income taxes paid                                               $      --         $    --         $      --
                                                                     ===========       =========       ===========

NON-CASH TRANSACTIONS:

     Common stock issued for acquisition of subsidiary               $ 1,925,000       $    --         $ 1,925,000
     Note issued for purchase of property, equipment
          and operating expenses                                     $      --         $    --         $     3,635
     Note issued for pending patent to related party                 $      --         $    --         $    33,330
     Stock options issued for consulting fees                        $   121,000       $ 552,000       $   673,000
     Stockholder's contribution for equipment                        $      --         $   1,847       $     1,847




   The accompanying notes are an intregal part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc., (hereinafter "the Company"), was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired the property, assets and undertakings of a business engaged in manufacturing and developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials. The Company is currently developing marketing and manufacturing plans for the products under development. The Company maintains offices in Las Vegas, Nevada and Boca Raton, Florida. The Company has elected a fiscal year-end of December 31.

The Company includes the assets and investment in Electroship Acquisition Corporation, a wholly owned non-operating subsidiary, in these financial statements. See Note 6.

The Company is in the development stage and, as of December 31, 2000, had realized no revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Envirokare Tech, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,538,929 (which includes a net loss of $611,329 for the year ended December 31, 2000), and has a working capital deficit, and has no revenues. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its stock in the near-term and from product sales on an ongoing basis.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

The Company has historically raised equity capital through the sale of its common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic composite pallet. The Company has worked with contract laboratories to conduct in-depth analysis of compounds. Extrusion methods and equipment modifications have been studied and refined, as have initial prototypes. During the year ended December 31, 1999, the Company contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical services in order to improve the Company's prospective product offerings and manufacturing processes. The finished product is expected to be available for distribution to potential customers for in-use evaluation during the second quarter of year 2001.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Concentration of Risk

The Company maintains its cash in one commercial bank in Las Vegas, Nevada. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. After December 31, 2000 the Company opened an additional checking account in Boca Raton, Florida.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000 or 1999.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2000, the Company had convertible preferred stock and stock options equivalent to 12,200,000 common shares which are considered to be anti-dilutive.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly owned non-operating subsidiary. All material intercompany transactions and accounts have been eliminated in the financial statements.

Provision for Taxes

At December 31, 2000, the Company had net accumulated operating losses of approximately $1,530,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for December 31, 2000 and December 31, 1999, or the years then ended.

Research and Development Costs

Costs of research and development are expensed as incurred.

Use of Estimates

The process of preparing financial statements in conformity with U. S. generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.

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

NOTE 3 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Mr. Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. The Company is currently investigating the patent process on this technology. During the year ended December 31, 2000, attorney fees of $7,787, and for the year ended December 31, 1999 attorney fees of $609, were added to patent costs. The amortization of patent costs will begin when the final patents are granted. If the Company does not obtain the patent, the costs of acquiring the patent rights from its originator will be charged to operations.

On December 1, 2000 the Company through its wholly owned subsidiary, Electroship Acquisition Corporation, acquired technology rights, in exchange for common stock shares in the Company. See Note 6. The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                                     December 31,   December 31,
                                                        2000          1999
                                                       -------       ------
     Furniture and Fixtures                            $ 1,893       $1,593
     Less:  Accumulated Depreciation                       596          269
                                                       -------       ------
     Net Furniture & Fixtures                          $ 1,297       $1,324
                                                       =======       ======

     Office Equipment                                  $ 6,661       $6,661
     Less:  Accumulated Depreciation                     2,421        1,116
                                                       -------       ------
     Net Office Equipment                              $ 4,240       $5,545
                                                       =======       ======

     Molds                                             $70,000       $   --
                                                       =======       ======

The Company, in the development of its pallet products, has acquired molds, which will be depreciated over their expected useful lives, which currently has not been determined. The molds are currently carried at cost and the Company is continuing its research and development using these molds. When completed and placed in service the molds will be depreciated over their expected useful lives. See Note 10.

NOTE 5- SHORT-TERM DEBT

Reimbursement due, in the amount of $1,847, represented money owed to Mr. Timothy Zuch for gift certificates provided to the Company in fiscal year ended December 31, 1998, which were deducted from the purchase price of computer equipment. This debt was forgiven during the year ending December 31, 1999 and applied to additional paid-in capital.

Refunds of $12,200 were due at December 31, 1999 to potential investors from the Company's stock subscription offering because the potential investors did not meet the accredited investor criteria that was a prerequisite for inclusion in the offering. The refunds were paid in February 2000.

Short-term notes payable at December 31, 2000 and 1999 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $63,965. Interest expense recorded on the notes payable at December 31, 2000 and 1999 was $12,989 and $6,770, respectively.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 5- SHORT-TERM DEBT (continued)

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

On February 22, 1999, the Board of Directors authorized a 1-for-2 stock split of the Company's $.001 par value common stock.

During the year ended December 31, 1999, 746,140 shares of common stock were issued for cash. At December 31, 1999, the balance of stock subscriptions was $105,000. Stock subscriptions were paid and stock issued February 16, 2000 for these common stock shares.

During the month of February 2000, 343,338 shares of common stock were issued at $0.75 per share. The Company's common stock was split 2-for-1 in March 2000. The split was effected as a 100% stock dividend payable March 6, 2000 to holders of record at March 1, 2000. All references in the accompanying financial statements to the number of common shares and per share amounts for the years ended December 31, 2000 and 1999 have been restated to reflect the stock split.

During September 2000, 200,000 shares of common stock were issued at $0.50 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 specified by the provisions of Regulation S.

During December 2000, 100,000 stock options were exercised at $0.575 per common stock share. These stock options were granted under the 1999 Stock Plan.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 6 - COMMON STOCK (continued)

On December 1, 2000, Electroship Acquisition Corporation, a wholly owned subsidiary of the Company, acquired Electroship (N.Y.) Inc. in exchange for 2,500,000 common stock shares. These shares were valued at $0.77 per share, which was fair market value on the date of the acquisition agreement. See Note
3. Electroship Acquisition Corporation acquired the intellectual property previously held by Electroship (N.Y.) Inc. which was previously a partnership created to hold the intellectual property rights. Neither Electroship (N.Y.) Inc., nor its predecessor partnership were considered operating entities and had no material transactions during 2000. As such no proforma financial information is contained in these disclosures.

NOTE 7 - PREFERRED STOCK

During the year ended December 31, 1999, 500,000 shares of preferred stock were issued for $250,000 cash. The preferred stock has no dividend rights, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000.

NOTE 8 - STOCK OPTIONS

In September 1999, the Board of Directors (the "Board") of the Company adopted the Envirokare Tech, Inc. 1999 Stock Plan (the "Plan"), subject to approval of the Company's shareholders. The shareholders approved the plan at the Annual Meeting of the Company's shareholders in May 2000. As adopted, the Plan provided for authorization of 2,000,000 shares of common stock for issuance pursuant to awards under the Plan. In September 1999, the Board had approved the granting of non-qualified options under the Plan to purchase an aggregate 1,150,000 shares of common stock. In June 2000, the Board voted to adjust the number of shares of common stock authorized for issuance under the Plan from 2,000,000 to 4,000,000, pursuant to the anti-dilution provisions of the Plan, to reflect the 2-for-1 split of the Company's common stock effected in March 2000. The Board also voted to make corresponding adjustments to the number of shares subject to previous option grants, and the exercise prices for such options.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 8 - STOCK OPTIONS (continued)

The purposes of the 1999 Stock Plan are to attract, retain and motivate employees, directors and consultants of the Company. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 10 years, and expected volatility at 30%. For the year ended December 31, 1999, the Company recorded $552,000 ($.24 per option) in consulting fees for the value of the options based upon these Black-Scholes assumptions. These stock options will expire September 29, 2009. (See Note 9). The plan also requires early exercising of the options for various reasons, including employment termination, separation from services, or cancellation of consulting contracts.

All of the option grants made by the Company during 1999 and 2000 provide that the options are exercisable immediately. The Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales in any year of option shares equal to 25% of the total number of shares received under the optionee's grant.

In August 2000, options with respect to 500,000 shares of common stock expired unexercised. In September 2000, the Board voted to again make available 500,000 shares for award under the Plan, pursuant to Plan provisions. Also in September 2000, the Board had approved the granting of non-qualified options under the Plan to award an aggregate 100,000 shares of common stock to the Company's president and 300,000 shares of common stock to various consultants. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 9 years, and expected volatility at 30%. For the year ended December 31, 2000, the Company recorded $121,000 ($0.24 - $0.25 per option) in consulting fees for the value of the options based upon these Black-Scholes assumptions. These stock options will expire September 29, 2009. (See Note 9). The Plan also requires early exercising of the options for various reasons, including employment termination, separation from services, or cancellation of consulting contracts. As of December 31, 2000, there remained 1,700,000 shares of common stock available for issuance under the Plan.

On November 15, 2000 the Board approved the granting of non-qualified options under the Plan to purchase an additional 100,000 shares of common stock shares to the Company's current president.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 8 - STOCK OPTIONS (CONTINUED)

                                                         Fixed Plan
                                                 ----------------------------
                                                                  Weighted
                                                  Number of        Average
                                                   Shares       Exercise Price
                                                 ----------     -------------
Outstanding at December 31, 1998                         --        $  --
Granted                                           2,300,000         .575
                                                 ----------        -----

Outstanding at December 31, 1999                  2,300,000         .575
Expired                                            (500,000)        .575
Granted                                             500,000         .500
Exercised                                          (100,000)        .575
                                                 ----------        -----
Outstanding at December 31, 2000                  2,200,000        $.558
                                                 ==========        =====

Options Exercisable at December 31, 2000
                                                  2,200,000        $.558
                                                 ==========        =====

NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $32,988 for consulting fees during the year ended December 31, 2000. Jeannie M. Runnalls, received $22,715 in cash for consulting fees during the year ended December 31, 1999.

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

On August 8, 2000, the Company authorized a shareholder's loan to Jeannie M. Runnalls in the amount of $15,000. Terms of the unsecured, demand loan require interest payments of 7% per annum simple interest. The shareholder loan balance, including accrued interest, at December 31, 2000 was $6,438.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 9 - RELATED PARTIES (continued)

During the year ended December 31, 2000, the Company granted 200,000 stock options for common stock shares to the current president of the Company. See
Note 8. On December 11, 2000, the president of the Company resigned and is currently a member of the board of directors for the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company entered into consulting contracts with Susan Westfall and Madelyn Thomas on November 1, 1998 for the purpose of establishing corporate offices on behalf of the Company. The terms of Ms. Westfall's contract specified that she would receive $2,500 per month for the term of the contract, which commenced November 1, 1998 and terminated April 30, 1999. The terms of Mrs. Thomas's contract specified that she would receive $5,000 per month for the term of the contract, which commenced November 1, 1998 and terminated June 30, 1999. Both contracts, which provided indemnification against any and all liability and provided for reimbursement of expenses up to a specified amount, expired in 1999 and were not renewed.

Lease Agreements

On April 1, 1999, the Company entered into a lease for office space in Vancouver, British Columbia for the period of twelve months beginning April 1, 1999. Monthly payments for the initial year of the lease were $800 (CDN) per month, not including utilities. This lease was cancelled as of July 31, 1999 without penalty.

The Company entered into a lease for office space in Las Vegas, Nevada for the period of thirty-six months beginning October 1, 1998. Monthly payments of the lease are currently $800 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance. Future annual minimum lease payments for the term of the lease are as follows for the years ending December 31:

                           2001               $6,840

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Development Contract

In November 1999, the Company entered into a product/technology development contract with Thermoplastic Composite Designs, Inc. (TCD), whereby TCD would provide professional and technical services to the Company. Terms of the contract required TCD to, amongst other matters, modify the Company's pallet design, provide pallet material specifications, supply the pallet molds, and develop pallet prototypes and demonstration units. The total payable by the Company under this contract was $133,800. During the year ended December 31, 1999, the amount paid was $50,800 leaving a balance owing of $83,000. During the period ended June 30, 2000, this balance was paid. The Company capitalized $70,000 of these research and development costs as prepaid expenses at December 31, 1999 to reflect the value of the molds derived from this contract. As of June 30, 2000, this prepaid expense of $70,000 was reclassified as molds, a depreciable component of the Company's property and equipment.

Upon execution of a TCD Licensing Agreement, the Company will receive a credit of $61,600 (representing 46% of the payments made to TCD under the development contract) toward the license fee payable to TCD.

Litigation

For information on the Company's litigation, see Note 5.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company completed a license agreement with TCD to manufacture the Company's E Pallet(TM) and other products to be developed. As part of the agreement, the Company was granted an option, exercisable for thirty (30) months, to acquire TCD in exchange for Company's stock.

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

     The directors and principal executive officers of the Company as of December 31, 2000, are as specified on the following table:

      Name                       Age                       Position
      ----                       ---                       --------
Charles H. Stein                  71              President, Chief Executive
                                                  Officer and Chairman of the
                                                  Board

Mark L. Kallan                    54              Executive Vice President

Gerald Breslauer                  63              Vice President,
                                                  Administration, Secretary
                                                  and Treasurer

Richard M. Clark                  42              Director

Jeannie M. Runnalls               51              Director

James D. Scammell                 44              Director

Henry David Still, IV             62              Director


     Charles H. Stein, Chief Executive Officer and Chairman of the Board of Directors, has served as a Director of New China Homes (NASDAQ) since 1999 and earlier served as Executive Chairman of that company. Previously, Mr. Stein was Chairman and CEO of CCA Companies Inc. (NASDAQ) and Chairman and CEO of Hardwicke Companies Inc. (NASDAQ), which employed several thousand people worldwide, and which built, developed or operated more than 50 restaurants (Tavern on the Green, Maxwell's Plum and others), health spas, theme parks in North America, Europe, and Asia (including Great Adventure in New Jersey), and duty free shops. Mr. Stein served as Special Trade Representative to Europe for the state of Florida. Earlier in his career, Mr. Stein served as President and Chief Executive Officer of the Kitchens of Sara Lee and as a director, member of the executive committee, and a Vice President of Consolidated Foods, the parent company of Sara Lee.

     Mark Kallan, Executive Vice President, has served as a consultant and advisor to emerging companies in the United States, United Kingdom and Europe. He is currently Senior Vice President of New China Homes, Ltd. (NASDAQ) and has served as Senior Vice President of CCA Companies Inc. (NASDAQ). Mr. Kallan was Chairman and Chief Executive Officer of Helbros Watches Inc. for more than 10 years. Helbros is a major American wristwatch manufacturer and distributor. Mr. Kallan held Senior Account Management positions at several of America's leading advertising agencies, including divisions of William Esty, KSW&G, N.W. Ayer, and Young and Rubicam, where he was responsible for a wide variety of advertising accounts which included American Telephone & Telegraph (AT&T) and its business sales areas, as well as involvement new product development, introduction, and corporate activities.

     Gerald Breslauer, Vice President Administration, Secretary and Treasurer, has served several public companies during the past thirty years, in various administrative and operational positions. During 15 years at Hardwicke Companies Incorporated, as Executive Vice President, he was involved in all aspects of the development of the company's numerous restaurants, duty free shops, as well as theme parks in North America, Europe, and Asia. Mr. Breslauer provided liaison with the government agencies involved with the approval process for each project. He had responsibility for several domestic and international operating divisions. He is an attorney and member of the New York Bar. Mr. Breslauer served as Vice President - Investor Relations with New China Homes (NASDAQ) since April 2000. From January 1998 until March 2000, Mr. Breslauer was District Manager of Health Watch Corporation (OTC). From August 1996 until December 1998, he was Vice President and Secretary of CCA Companies Incorporated (NASDAQ). From 1991 until 1996, Mr. Breslauer was a financial advisor with the Equitable Assurance Company

     Richard M. Clark, Director, has served as President, Secretary and Treasurer of the Company since September 2000, on an interim basis. Mr. Clark was formerly a technology executive and managing partner of Price Waterhouse, New York, metropolitan division emerging technologies group. Mr. Clark has almost twenty years experience with computer technology software companies. He is currently President of HandTrade.com Inc. and was previously CEO and President of Evolving Video Technologies ("EVT"). HandTrade is a private venture company that specializes in development of wireless software technology. EVT is a software company providing graphics solutions for major broadcasters and post-production houses.

     Jeannie M. Runnalls, Director, has been a Director of the Company since March 1999, and served as President and Secretary of the Company from January 2000 to September 2000. Previously she served as Vice President, Administration of the Company. From November 1993 to August 1997, she served as General Manager of operations at the Pallet Factory. From August 1997 through March 1999, she was owner and operator of Pallet Control Systems.

     Henry David Still, IV, Director, has served as a director of the Company since August 1999. Mr. Still possesses an accounting background and has held the position as General Manager of various construction companies for seventeen years, including HDS Company, Inc. and Palmetto Properties, Inc.

     James Scammell, Director, was elected to the Company's Board of Directors on January 24, 2000. Mr. Scammell has a background in financial operations. Mr. Scammell was the owner of a British Columbia Lottery Corporation sales outlet for five years and also managed and operated Scammell Farms, Inc., a British Columbia Thoroughbred racing and breeding operation for twelve years.

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

Election of President and Board of Directors Appointments Subsequent to December 31, 2000

     On December 7, 2000, Trevor John Bedford was appointed director of the Company, effective January 16, 2001. Mr. Bedford is a United Kingdom national. Mr. Bedford currently serves as Chairman and/or Director of eight companies located in the United Kingdom, Europe, the United States, Malaysia, and Australia. These companies include Leisure Development Holdings S.A., Royal Oak Hotel, Winsford, Industrial Development Holdings Ltd., Aviata Resources Inc., New China Homes (NASDAQ), Northrock Group of Companies, Fortune Oil (OTCBB:
Foreign), and Hanson Green. Mr. Bedford is the former Chairman and Chief
Executive

Officer of the Hong Kong Land Group, which was the second largest public company in Hong Kong and the largest property group in the world. Mr. Bedford also served as a member of the Board of Directors of the Hong Kong Bank, Hong Kong Electric Holdings, and the Hong Kong Telephone Company. He is currently Governor of the Royal Grammar School, High Wycombe in the United Kingdom. Mr. Bedford also was made a Member of the British Empire in 1972.

     On March 26, 2001, Steve Pappas was elected as President and a director of the Company. Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently as Managing General Partner of SPL Associates ("SPL") based in Brooklyn, New York. SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York. Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

     Section 16(a) Beneficial Ownership Reporting Compliance

     On December 7, 2000, a Form 4 was filed late for Jeannie M. Runnalls, a director of the Company, with respect to one transaction in the Company's common stock during October 2000. On January 8, 2001, a Form 3 was filed late for Electroship Partners, which acquired beneficial ownership of more than 10% of the Company's outstanding common stock as of December 21, 2000. On January 22, 2001, a Form 3 (Initial Statement of Beneficial Ownership of Securities of the Company) was filed late for Gerald Breslauer, an officer of the Company. On January 29, 2001, Forms 3 were filed late for Charles H. Stein, a director and officer of the Company, and Mark L. Kallan, an officer of the Company.

Item 10. Executive Compensation

     The Company is required to set out particulars of compensation paid to the following persons:

     (a) The Company's chief executive officer during the most recently completed fiscal year;

     (b) Each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

     (c) Any additional individuals for whom disclosure would have been provided under (b) except that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year

     During the fiscal year ended December 31, 2000, the following persons served in the capacity of President and/or Chief Executive Officer of the
Company:

     Jeannie M. Runnalls served as President from January 24, 2000 to August 30, 2000. For services rendered in her capacity as President of the Company, Ms. Runnalls received compensation in the amount of $72,902. Richard M. Clark served as an interim President of the Company from September 5, 2000 to December 22, 2000. Mr. Clark was granted a nonqualified option to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $.50 per share. Charles H. Stein was elected President, Chief Executive Officer and Chairman of the Board of Directors of the Company, effective December 22, 2000. Mr. Stein received no compensation for services rendered during 2000.On March 26, 2001, and subsequent to the fiscal year ended December 31, 2000, the Board of Directors elected Steve Pappas as President and a Director of the Company. In his capacity as President of the Company, Mr. Pappas will be compensated at a monthly rate of six thousand dollars ($6,000) effective April 1, 2001.

     Fiscal Year Ended December 31, 1998

     The Company was incorporated June 15, 1998. During its fiscal year ended December 31, 1998, none of the executive officers or directors of the Company, including the chief executive officer, earned either compensation or remuneration from the Company for services provided in their official capacities.

     Fiscal Year Ended December 31, 1999

     During the fiscal year ended December 31, 1999, the Company employed one person meeting the requirements, as previously stated; namely Charles Thomas, then President, Secretary, Treasurer and a director of the Company. Mr. Thomas was granted a nonqualified stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $.575 per share. Mr. Thomas resigned as President, Secretary, Treasurer and a director of the Company effective January 24, 2000. The options granted to Mr. Thomas expired unexercised on August 1, 2000.

     Fiscal Year Ended December 31, 2000

     Summary of Compensation

     During the fiscal year ended December 31, 2000, the only compensation received by Mr. Clark was in the form of nonqualified stock options as follows:


================================================================================================================
                             Annual Compensation             Long Term Compensation
                             ----------------------------------------------------------------------
                                                             Awards                      Payouts
                             ----------------------------------------------------------------------
                                                             Securities    Restricted
                                                Other        Under         Shares or                  All Other
  Name and                                      Annual       Options/      Restricted     LTIP        Compen-
  Principal                  Salary   Bonus     Compen-      SARs          Share          Payouts     sation
  Position          Year     ($)      ($)       sation ($)   Granted (#)   Units ($)       ($)        ($)
----------------------------------------------------------------------------------------------------------------
  Richard M.        2000     0        0         0            200,000       0            0           0
  Clark,
  President
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

          Options and Stock Appreciation Rights Granted During the Most Recently Completed Fiscal Year


   ===========================================================================
                   Securities Under  % of Total
                   Options/SARs      Options/SARs
                   Granted           Granted to         Exercise or
                   (#)               Employees in       Base Price   Expiration
   Name                              Fiscal Year        ($/Security) Date

   ---------------------------------------------------------------------------
   Richard M.      200,000           100%               $.50         9/29/2009
   Clark
   ---------------------------------------------------------------------------
   ===========================================================================


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

     Options Exercised During the Most Recently Completed Fiscal Year and Fiscal
        Year End Option Values

     Neither of Ms. Runnalls or Mr. Clark exercised options during the year ended December 31, 2000.

     Compensation of Directors and Remuneration of Senior Officers

     The Company did not pay any cash compensation to any director for services as a director during the fiscal year ended December 31, 2000.

     The Company has no standard arrangement to compensate directors for their services in their capacity as directors, except for the granting from time to time of stock options in accordance with the Company's 1999 Stock Plan. During fiscal year 2000, the Company granted Richard M. Clark, a director appointed on September 5, 2000, nonqualified stock options to purchase a total of 200,000 Envirokare common shares at an exercise price of $.50 per share. Options granted under the Company's 1999 Stock Plan are exercisable up to the close of business on September 29, 2009.

     The Company and Mr. Stein entered into a preliminary employment agreement on December 18, 2000, effective December 22, 2000. Pursuant to that preliminary agreement, Mr. Stein will not receive a monthly salary, as disclosed above. Terms of the preliminary agreement require salary consideration to be determined by the Company's Board of Directors after April 30, 2001. On March 13, 2001, Mr. Stein was granted an incentive stock option to purchase 333,333 Envirokare common shares at an exercise price of $.30 per share, as partial compensation for services to be rendered by Mr. Stein to the Company during calendar year 2001. On March 13, 2001, Mr. Stein was also granted a nonqualified stock option to purchase 166,667 Envirokare common shares at an exercise price of $.30 per share, as partial compensation for services to be rendered by Mr. Stein to the Company during the term of his employment agreement.

     Subsequent to December 31, 2000, Trevor John Bedford, a director appointed effective January 16, 2001, was granted a nonqualified stock option to purchase a total of 100,000 Envirokare common shares at an exercise price of $.60 per share.

     All of the existing stock options are non-transferable and terminate on the earlier of the expiration date of the Plan or the end of the six-month period after the date on which the director, officer or employee, as the case may be, terminates his or her position at the Company.

     The outstanding options will be adjusted if the Company consolidates, subdivides or similarly changes its share capital.

     There has been no arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during the Company's fiscal year ended December 31, 2000.

     Employment Contracts and Termination of Employment and Change-in-Control
        Arrangements

     The Company entered into employment agreements with Charles H. Stein, Mark
L. Kallan and Gerald Breslauer on December 18, 2000, effective December 22, 2000. These are preliminary agreements and are currently being renegotiated. Each of the agreements currently provides for a term of five (5) years with no compensation being paid for services rendered by the employees in 2000. The agreements will be filed as an amendment to this Form 10-KSB.

     Charles H. Stein was appointed as President, Chief Executive Officer and Chairman of the Board of the Company effective December 22, 2000. Mr. Stein resigned as President of the Company on March 12, 2001. Pursuant to the preliminary employment agreement between the Company and Mr. Stein, on March 13, 2001, Mr. Stein was granted an incentive stock option to purchase 333,333 Envirokare common shares at an exercise price of $.30 per share, as partial compensation for services to be rendered by Mr. Stein to the Company during calendar year 2001. On March 13, 2001, Mr. Stein was also granted a nonqualified stock option to purchase 166,667 Envirokare common shares at an exercise price of $.30 per share, as partial compensation for services to be rendered by Mr. Stein to the Company during the term of his employment agreement. Terms of the preliminary agreement require salary consideration to be determined by the Company's Board of Directors after April 30, 2001.

     Mark L. Kallan was appointed Executive Vice President of the Company effective December 22, 2000. Pursuant to the preliminary employment agreement between the Company and Mr. Kallan, on March 13, 2001, Mr. Kallan was granted an incentive stock option to purchase 300,000 Envirokare common shares at an exercise price of $.30 per share, as partial compensation for services to be rendered by Mr. Kallan to the Company during the term of his contract. Mr. Kallan also receives a monthly salary of three thousand dollars ($3000) for services provided under terms of the contract. Terms of the preliminary agreement require salary consideration to be reviewed by the Company's Board of Directors after April 30, 2001.

     Gerald Breslauer was appointed Vice President of Administration, Secretary and Treasurer of the Company effective December 22, 2000. Pursuant to the preliminary employment agreement between the Company and Mr. Breslauer, on March 13, 2001, Mr. Breslauer was granted an incentive stock option to purchase 300,000 Envirokare common shares at an exercise price of $.30 per share, as partial compensation for services to be rendered by Mr. Breslauer to the Company during the term of his contract. Mr. Breslauer also receives a monthly salary of four thousand dollars ($4000) for services provided under terms of the contract. Terms of the preliminary agreement require salary consideration to be reviewed by the Company's Board of Directors after April 30, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company's management, as of March 26, 2001, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below. The following table sets forth the total amount of any class of the Company's voting securities owned by (i) each beneficial owner of more than five percent of the Company's stock, and (ii) by each of its executive officers and directors and by its executive officers and directors, as a group, as of March 26, 2001.

                                        Amount and Nature of          Percentage
  Name and Address (1)                  Beneficial Ownership (2)       of Class
  --------------------                  ------------------------      ---------

  Arcade Investments Limited                 5,650,000(3)                29.9%

  James Pappas                               2,000,000(4)                12.8%

  Vanessa Houiris                            2,000,000(4)                12.8%

  Steve Pappas                               1,014,000(4)                 6.8%

  Charles H. Stein                             500,000(5)                 3.5%

  Mark L. Kallan                               300,000(6)                 2.1%

  Gerald Breslauer                             300,000(7)                 2.1%

  Richard M. Clark                             220,000(8)                 1.6%

  Jeannie M. Runnalls                          469,400(9)                 3.3%

  Henry David Still, IV                        100,000(10)                0.7%

  James D. Scammell                            100,000(10)                0.7%

  All executive officers and directors       3,003,400(2)                17.8%
  as a group (8 persons)


(1) The address of Arcade Investments Limited is 21 East Drive, Garston, Watford, England WD2 6AH. The address of Electroship Partners is 3500 Sunrise Highway, Suite T-208, Great River, New York 11739. The address for each of the other persons listed is 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 26, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes 250,000 shares of convertible preferred stock, each of which is currently convertible into twenty shares of common stock of the Company, or an aggregate of 5,000,000 shares of common stock.

(4) On March 14, 2001, Steve Pappas purchased 50,000 shares of Series A Convertible Preferred Stock of the Issuer from Arcade Investments Limited. Also on that date, Vanessa Houiris and James Pappas purchased 100,000 shares each of Series A Convertible Preferred Stock of the Issuer from Arcade Investments Limited. James Pappas and Vanessa Houiris are the adult children of Steve Pappas. Neither of James Pappas nor Vanessa Houiris resides in the same household as Steve Pappas. Steve Pappas disclaims beneficial ownership as to the shares owned by Vanessa Houiris and by James Pappas. Steve Pappas became President and Director of Envirokare on March 26, 2001.

(5) Includes options exercisable within 60 days of March 26, 2001, to purchase an aggregate of 500,000 shares of common stock. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 2000 -- Compensation of Directors and Remuneration of Senior Officers."

(6) Includes options exercisable within 60 days of March 26, 2001, to purchase an aggregate of 300,000 shares of common stock. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 2000 -- Compensation of Directors and Remuneration of Senior Officers."

(7) Includes options exercisable within 60 days of March 26, 2001, to purchase 300,000 shares of common stock. Mr. Breslauer does not own any shares of the Company's common stock. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 2000 -- Compensation of Directors and Remuneration of Senior Officers."

(8) Includes options exercisable within 60 days of March 26, 2001, to purchase an aggregate of 200,000 shares of common stock. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 2000 -- Compensation of Directors and Remuneration of Senior Officers."

(9) Includes options exercisable within 60 days of March 26, 2001, to purchase an aggregate of 300,000 shares of common stock. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 2000 -- Compensation of Directors and Remuneration of Senior Officers."

(10) Includes options exercisable within 60 days of March 26, 2001, to purchase 100,000 shares of common stock. Neither Mr. Still nor Mr. Scammell owns any shares of the Company's common stock. See "Item 10. Executive Compensation -- Fiscal Year Ended December 31, 2000 -- Compensation of Directors and Remuneration of Senior Officers."

     The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions

     In December 1998, the Company purchased certain assets, including all of the equipment, early-stage rubber mold technology and patent rights potentially applicable to future development of rubber mold technology for creating a pallet made of recycled materials, from Real Morel of International Pallet and The Pallet Company. See "Item 1. Description of Business -- Development and Business of the Company." The Company's purchase price payment obligation was evidenced by a series of unsecured notes payable in favor of Real Morel totaling Cdn.$ 61,965, with interest accruing at 10% per annum. At the time of the transaction, Mr. Morel operated both International Pallet and the Pallet Company. At the time of the transaction, Jeannie Runnalls, former President of and currently a director of the Company, was the office manager of International Pallet.

Item 13. Exhibits and Reports on Form 8-K

       (a)    Exhibits

       3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

       3.2    Company's By-laws as amended and restated December 11, 2000.


       10.1 Merger Agreement, dated as of December 1, 2000 by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and Richard Reichler (incorporated herein by reference to Exhibit (c) 1. to the Company's Report on Form 8K, filed with the Commission on January 3, 2001).

       10.2 Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000 (incorporated herein by reference to Exhibit
              (c) 2. to the Company's Report on Form 8K, filed with the Commission on January 3, 2001).

       10.3 License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc. dated March 30, 2001

       10.4 Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001

       10.5 Employment Agreement between Envirokare Tech, Inc. and Charles H. Stein dated, December 18, 2000 (* To be filed by amendment to this Form 10-KSB).

       10.6 Employment Agreement between Envirokare Tech, Inc. and Mark L. Kallan dated, December 18, 2000 (* To be filed by amendment to this Form 10-KSB).

       10.7   Employment Agreement between Envirokare Tech, Inc. and Gerald

       Breslauer dated, December 18, 2000 (* To be filed by amendment to this Form 10-KSB).

       21     Subsidiaries of the Company

       (b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the year ended December 31, 2000. A report on Form 8-K was filed by the Company on January 3, 2001,concerning the completion of the merger of Electroship (N.Y.) Inc., a New York corporation, with and into Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company. See "Item 1. Description of Business - Acquisition of Electroship (N.Y.) Inc.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                                            ENVIROKARE TECH, INC.
                                            Registrant

                                            By: /S/ STEVE PAPPAS
                                                ---------------------
                                                Name:    Steve Pappas
                                                Title:      President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                               Title                             Date
                ---------                               -----                             ----
           /S/ STEVE PAPPAS                         President, Director                 April 16, 2001
           ------------------
              Steve Pappas

          /S/ CHARLES H. STEIN                      Chief Executive Officer and         April 16, 2001
          --------------------
            Charles H. Stein                        Chairman of the Board
                                                    (Principal Executive Officer)

          /S/ GERALD BRESLAUER                      Secretary, Treasurer and            April 16, 2001
          --------------------
            Gerald Breslauer                        Vice President of
                                                    Administration (Principal
                                                    Financial and Accounting
                                                    Officer)

          /S/ RICHARD M. CLARK                      Director                            April 16, 2001
          --------------------
            Richard M. Clark


         /S/ TREVOR JOHN BEDFORD                    Director                            April 16, 2001
         -----------------------
           Trevor John Bedford

         /S/ JEANNIE M. RUNNALLS                    Director                            April 16, 2001
         -----------------------
           Jeannie M. Runnalls

        /S/ HENRY DAVID STILL, IV                   Director                            April 16, 2001
        -------------------------
          Henry David Still, IV

          /S/ JAMES D. SCAMMELL                     Director                            April 16, 2001
          ---------------------
            James D. Scammell

Exhibit
Number            Description of Document
------            -----------------------

3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

3.2      Company's By-laws as amended and restated December 11, 2000.

10.1 Merger Agreement, dated as of December 1, 2000 by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and Richard Reichler (incorporated herein by reference to Exhibit (c) 1. to the Company's Report on Form 8K, filed with the Commission on January 3, 2001).

10.2 Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000 (incorporated herein by reference to Exhibit (c) 2. to the Company's Report on Form 8K, filed with the Commission on January 3, 2001).

10.3 License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc. dated March 30, 2001

10.4 Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001

10.5 Employment Agreement between Envirokare Tech, Inc. and Charles H. Stein dated, December 18, 2000 (* To be filed by amendment to this Form 10-KSB).

10.6 Employment Agreement between Envirokare Tech, Inc. and Mark L. Kallan dated, December 18, 2000 (* To be filed by amendment to this Form 10-KSB).

10.7 Employment Agreement between Envirokare Tech, Inc. and Gerald Breslauer dated, December 18, 2000 (* To be filed by amendment to this Form 10-KSB).

21       Subsidiaries of the Company