Form 10QSB
period 2001-03-31
ENVIROKARE TECH INC
filed 2001-06-18
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

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

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of June 6, 2001, was 13,889,478.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements................................................1

             Accountant's Review Report.......................................2

             Consolidated Balance Sheets......................................3

             Consolidated Statements of Operations and Comprehensive Loss.....4

             Consolidated Statement of Stockholders' Equity...................5

             Consolidated Statements of Cash Flows............................6


          Notes to the Consolidated Financial Statements......................7

Item 2.   Plan of Operation...................................................19


Part II -- OTHER INFORMATION

Item 1.   Legal Proceedings...................................................28

Item 2.   Changes in Securities...............................................28

Item 3.   Defaults Upon Senior Securities.....................................28

Item 4.   Submission of Matters to a Vote of Security Holders.................29

Item 5    Other Information...................................................29

Item 6.   Exhibits and Reports on Form 8-K....................................29

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements





                              ENVIROKARE TECH, INC.
                              Financial Statements
                                 March 31, 2001













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


Accountant's Review Report


We have reviewed the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a development stage company) as of March 31, 2001 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the three months ended March 31, 2001, and 2000, and for the period from June 15, 1998 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 30, 2001, but we have not performed any auditing procedures since that date.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 10, 2001

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,
                                                                    2001       December 31,
                                                                (unaudited)       2000
                                                                -----------    -----------
 A S S E T S
      CURRENT ASSETS
           Cash                                                 $    23,879    $    11,362
           Due from related party                                     6,543          6,438
                                                                -----------    -----------
                TOTAL CURRENT ASSETS                                 30,422         17,800
                                                                -----------    -----------

      PROPERTY AND EQUIPMENT
           Furniture and fixtures                                     1,893          1,893
           Office equipment                                           7,999          6,661
           Molds                                                     70,000         70,000
                Less accumulated depreciation                        (3,421)        (3,017)
                                                                -----------    -----------
                TOTAL PROPERTY AND EQUIPMENT                         76,471         75,537
                                                                -----------    -----------

      OTHER ASSETS
           Deposits and retainers                                   114,973         81,560
           License agreement                                        450,000             --
           Patent acquisition and patent costs                    1,966,726      1,966,726
                                                                -----------    -----------
                TOTAL OTHER ASSETS                                2,531,699      2,048,286
                                                                -----------    -----------

           TOTAL ASSETS                                         $ 2,638,592    $ 2,141,623
                                                                ===========    ===========

L I A B I L I T I E S   &   S T O C K H O L D E R S '  E Q U I T Y
      CURRENT LIABILITIES
           Accounts payable                                     $    38,951    $        --
           Deposits                                                   3,000
           Notes payable                                             61,965         61,965
           Accrued interest                                          14,517         12,989
           Due to related party                                      50,000             --
           Deposits for stock                                       156,000             --
           License payable                                          450,000             --
                                                                -----------    -----------
                TOTAL CURRENT LIABILITIES                           774,433         74,954
                                                                -----------    -----------

      COMMITMENTS AND CONTINGENCIES                                      --             --
                                                                -----------    -----------

      STOCKHOLDERS' EQUITY
           Preferred stock, 10,000,000 shares authorized,
                $.001 par value; 500,000 shares issued and
                outstanding                                             500            500
           Common stock, 200,000,000 shares authorized,
                $.001 par value; 13,889,478 shares
                issued and outstanding                               13,889         13,889
           Stock subscriptions receivable                                --             --
           Additional paid-in capital                             3,138,257      3,066,257
           Stock options                                            457,000        529,000
           Accumulated deficit during development stage          (1,741,439)    (1,538,929)
           Other comprehensive loss                                  (4,048)        (4,048)
                                                                -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY                             1,864,159      2,066,669
                                                                -----------    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 2,638,592    $ 2,141,623
                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                            Period from
                                             For the         For the       June 15, 1998
                                            Three Months    Three Months   (Inception) to
                                           Ended March 31, Ended March 31,   March 31,
                                               2001           2000            2001
                                           (unaudited)     (unaudited)     (unaudited)
                                           ------------    ------------    ------------
REVENUES                                   $         --    $         --    $         --
                                           ------------    ------------    ------------

E X P E N S E S
      Consulting fees - related parties          56,500          15,170         431,203
      Other consulting fees                      41,000          32,500         560,165
      Rent                                       10,400           2,292          33,495
      General and administrative                 28,521          24,886         254,624
      Depreciation                                  404             404           3,421
      Professional fees                          64,014          10,686         227,658
      Research and development                       --              --          98,669
      Wages, salaries, and payroll taxes             --              --         117,502
                                           ------------    ------------    ------------
           TOTAL EXPENSES                       200,839          85,938       1,726,737
                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                           (200,839)        (85,938)     (1,726,737)

OTHER EXPENSES
      Interest expense                            1,671           1,551          14,702
                                           ------------    ------------    ------------
           TOTAL OTHER EXPENSES                   1,671           1,551          14,702
                                           ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES         (202,510)        (87,489)     (1,741,439)

PROVISION FOR INCOME TAXES                           --              --              --
                                           ------------    ------------    ------------

NET LOSS                                       (202,510)        (87,489)     (1,741,439)

OTHER COMPREHENSIVE LOSS
      Foreign currency translation loss              --          (1,158)         (4,048)
                                           ------------    ------------    ------------

COMPREHENSIVE LOSS                         $   (202,510)   $    (88,647)   $ (1,745,487)
                                           ============    ============    ============


      BASIC AND DILUTED NET LOSS
           PER COMMON SHARE                $      (0.01)   $      (0.01)   $      (0.16)
                                           ============    ============    ============

      WEIGHTED AVERAGE NUMBER
           OF BASIC AND DILUTED COMMON
           STOCK SHARES OUTSTANDING          13,889,478      10,917,809      10,915,327
                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Preferred Stock             Common Stock
                                                                ---------------------  ------------------------ Additional
                                                                  Number                Number                   Paid-in
                                                                of Shares  Amount      of Shares     Amount      Capital
                                                                --------  -----------  -----------  ----------  ----------
Issuance of common stock in June, 1998
       for cash at $.001 per share                                    --  $        --   10,000,000  $   10,000  $       --

Net loss for period ended December 31, 1998                           --           --           --          --          --
                                                                --------  -----------  -----------  ----------  ----------

Balance, December 31, 1998                                            --           --   10,000,000      10,000          --

Issuance of common stock at an average of $0.45
       per share for cash                                             --           --      746,140         746     334,053

Issuance of  preferred stock at $0.50 per share
       for cash                                                  500,000          500           --          --     249,500

Issuance of stock options for services                                --           --           --          --          --

Contribution of capital by shareholders in the form
       of foregone payment of accounts payable                        --           --           --          --       1,847

Net loss for year ended December 31, 1999                             --           --           --          --          --

Foreign currency translation loss                                     --           --           --          --          --
                                                                --------  -----------  -----------  ----------  ----------

Balance, December 31, 1999                                       500,000          500   10,746,140      10,746     585,400

Cash received for subscriptions receivable                            --           --           --          --          --

Issuance of common stock at an average of $0.45
       per share for cash                                             --           --      543,338         543     356,957

Expiration of stock options                                           --           --           --          --     120,000

Issuance of stock options for services                                --           --           --          --          --

Stock options exercised at $0.58 per share                            --           --      100,000         100      81,400

Stock issued for acquisition of Electroship Acquisition
       Corporation, a wholly owned subsidiary, at
       $0.77 per share                                                --           --    2,500,000       2,500   1,922,500

Net loss for the year ended December 31, 2000                         --           --           --          --          --

Foreign currency translation loss                                     --           --           --          --          --
                                                                --------  -----------  -----------  ----------  ----------

Balance, December 31, 2000                                       500,000          500   13,889,478      13,889   3,066,257

Expiration of stock options                                           --           --           --          --      72,000

Net loss for the three months ended March 31, 2001 (unaudited)        --           --           --          --          --
                                                                --------  -----------  -----------  ----------  ----------
                                                                 500,000  $       500   13,889,478  $   13,889  $3,138,257
                                                                ========  ===========  ===========  ==========  ==========

                                                                                          Accumulated
                                                                                            Deficit
                                                                                             During        Other          Total
                                                                  Stock     Subscriptions  Development  Comprehensive  Stockholders
                                                                 Options     Receivable      Stage          Loss          Equity
                                                                ---------   -----------   -----------   -----------   -----------
Issuance of common stock in June, 1998
       for cash at $.001 per share                              $      --   $        --   $        --   $        --   $    10,000

Net loss for period ended December 31, 1998                            --            --       (34,427)           --       (34,427)
                                                                ---------   -----------   -----------   -----------   -----------

Balance, December 31, 1998                                             --            --       (34,427)           --       (24,427)

Issuance of common stock at an average of $0.45
       per share for cash                                              --      (105,000)           --            --       229,799

Issuance of  preferred stock at $0.50 per share
       for cash                                                        --            --            --            --       250,000

Issuance of stock options for services                            552,000            --            --            --       552,000

Contribution of capital by shareholders in the form
       of foregone payment of accounts payable                         --            --            --            --         1,847

Net loss for year ended December 31, 1999                              --            --      (893,173)           --      (893,173)

Foreign currency translation loss                                      --            --            --        (1,202)       (1,202)
                                                                ---------   -----------   -----------   -----------   -----------

Balance, December 31, 1999                                        552,000      (105,000)     (927,600)       (1,202)      114,844

Cash received for subscriptions receivable                             --       105,000            --            --       105,000

Issuance of common stock at an average of $0.45
       per share for cash                                              --            --            --            --       357,500

Expiration of stock options                                      (120,000)           --            --            --            --

Issuance of stock options for services                            121,000            --            --            --       121,000

Stock options exercised at $0.58 per share                        (24,000)           --            --            --        57,500

Stock issued for acquisition of Electroship Acquisition
       Corporation, a wholly owned subsidiary, at
       $0.77 per share                                                 --            --            --            --     1,925,000

Net loss for the year ended December 31, 2000                          --            --      (611,329)           --      (611,329)

Foreign currency translation loss                                      --            --            --        (2,846)       (2,846)
                                                                ---------   -----------   -----------   -----------   -----------

Balance, December 31, 2000                                        529,000            --    (1,538,929)       (4,048)    2,066,669

Expiration of stock options                                       (72,000)           --            --            --            --

Net loss for the three months ended March 31, 2001 (unaudited)         --            --      (202,510)           --      (202,510)
                                                                ---------   -----------   -----------   -----------   -----------
                                                                $ 457,000   $        --   $(1,741,439)  $    (4,048)  $ 1,864,159
                                                                =========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Period from
                                                                                                 June 15, 1998
                                                                  For the Three  For the Three  (Inception) to
                                                                  Months Ended   Months Ended     March 31,
                                                                 March 31, 2001 March 31, 2000      2001
                                                                  (unaudited)    (unaudited)     (unaudited)
                                                                   ---------      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $(202,510)      $ (87,489)      $(1,741,439)
       Adjustments to reconcile net loss
            to net cash used by operating activities:
       Depreciation  and amortization                                    404             404             3,421
       Stock options issued for consulting fees                           --              --           673,000
       Consulting fees due to related party applied to receivable         --              --             9,000
       Increase (decrease)  in prepaid expenses and deposits         (33,413)        (17,499)         (114,973)
       Increase (decrease) in accounts payable and deposits           41,951         (84,157)           41,952
       Increase in accrued interest receivable                          (105)             --              (543)
       Increase in accrued interest payable                            1,528           1,551            14,517
                                                                   ---------       ---------       -----------

       Net cash used by operating activities                        (192,145)       (187,190)       (1,115,065)
                                                                   ---------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Loan to related party                                              --              --           (15,000)
       Purchase of molds                                                  --              --           (70,000)
       Patent costs                                                       --              --            (8,397)
       Purchase of equipment                                          (1,338)           (300)           (8,045)
                                                                   ---------       ---------       -----------

       Net cash used in investing activities                          (1,338)           (300)         (101,442)
                                                                   ---------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of preferred stock                              --              --           250,000
       Proceeds from sale of common stock                                 --         362,500           759,799
       Proceeds from deposit for stock                               156,000              --           156,000
       Proceeds from issuance of notes payable to related party       50,000              --            78,635
                                                                   ---------       ---------       -----------

       Net cash provided by financing activities                     206,000         362,500         1,244,434
                                                                   ---------       ---------       -----------

Increase (decrease) in cash                                           12,517         175,010            27,927

Adjustment for foreign currency  translation                              --          (1,158)           (4,048)

Cash, beginning of period                                             11,362         148,046                --
                                                                   ---------       ---------       -----------

Cash, end of period                                                $  23,879       $ 321,898       $    23,879
                                                                   =========       =========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                               $      --       $      --       $        --
                                                                   =========       =========       ===========

       Income taxes paid                                           $      --       $      --       $        --
                                                                   =========       =========       ===========

NON-CASH TRANSACTIONS:

       Common stock issued for acquisition of subsidiary           $      --       $      --       $ 1,925,000
       Note issued for purchase of property, equipment
             and operating expenses                                $      --       $      --       $     3,635
       Note issued for pending patent to related party             $      --       $      --       $    33,330
       Stock options issued for consulting fees                    $      --       $      --       $   673,000
       Stockholder's contribution for equipment                    $      --       $      --       $     1,847
       Payable for license agreement                               $ 450,000       $      --       $   450,000


   The accompanying notes are an integral part of these financial statements

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

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

The  Company  includes  the assets and  investment  in  Electroship  Acquisition
Corporation  and  Envirokare   Composite  Corp.,   wholly  owned   non-operating
subsidiaries, in these financial statements. See Note 3 and 6.

The Company is in the development stage and, as of March 31, 2001, had realized no revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,741,439, which includes a net loss of $202,510 for the three months ended March 31, 2001, and has a working capital deficit, and has no revenues. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its stock in the near-term and from product sales on an ongoing basis.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
The Company has historically raised equity capital through the sale of its common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic composite pallet. The Company has worked with contract laboratories to conduct in-depth analysis of compounds. Extrusion methods and equipment modifications have been studied and refined, as have initial prototypes. During the year ended December 31, 1999, the Company contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical services in order to improve the Company's prospective product offerings and manufacturing processes. The finished product is expected to be available for distribution to potential customers for in-use evaluation during the third quarter of year 2001.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Concentration of Risk
The Company maintains its cash in one commercial bank in Las Vegas, Nevada. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company opened an additional checking account in Boca Raton, Florida in January 2001.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements
The interim financial statements as of and for the three months ended March 31, 2001 included herein have been prepared for the company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2001, the Company had convertible preferred stock and stock options equivalent to 11,900,000 common shares, which are considered to be anti-dilutive.

Principles of Consolidation
The Company's financial statements include the accounts of the Company and its wholly owned non-operating subsidiaries. All material intercompany transactions and accounts have been eliminated in the financial statements.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2001, the Company had net deferred tax assets of approximately $578,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2001.

At March 31, 2001, the Company has net operating loss carryforwards of approximately $1,500,000, which expire in the years 2018 through 2020.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification
The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for March 31, 2001 and December 2000, or the periods then ended.

Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and the adoption of SFAS 131 had no effect on the Company's financial statements and disclosures. The adoption of SFAS 130, related to comprehensive income is disclosed in the accompanying financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 1, 2000 the Company through its wholly owned subsidiary, Electroship Acquisition Corporation, acquired technology rights, in exchange for shares of the Company's common stock. See Note 6. The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

On March 30, 2001 the Company completed a license agreement with Thermoplastic Composite Designs, Inc. (TCD) to manufacture the Company's E Pallet(TM) and other products to be developed. The license fee is a one-time fee of $450,000 to be paid by September 1, 2001. (See Note 5). As part of the agreement, the Company was granted an option, exercisable for thirty (30) months, to acquire TCD in exchange for Company's stock or cash in lieu of stock for up to 50% of the agreed upon purchase price. This merger, if the option is exercised, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD. If the market value of this stock, when issued, is less than $15,000,000, the Company will elect to provide additional shares of common stock or cash to the TCD stockholders. Any payment of cash under this option shall not exceed $7,500,000. The Company has the sole option to determine the amounts of additional stock or cash that would be paid under the option. The Company has created a wholly owned subsidiary, Envirokare Composite Corp. to effect this specific transaction.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                                        March 31,   December 31,
                                                         2001          2000
                                                       --------     ----------
          Furniture and Fixtures                       $  1,893     $    1,893
          Less:  Accumulated Depreciation                   674            569
                                                       --------     ----------
          Net Furniture & Fixtures                     $  1,219     $    1,297

          Office Equipment                             $  7,999     $    6,661
          Less:  Accumulated Depreciation                 2,747          2,421
                                                       --------     ----------
          Net Office Equipment                         $  5,252     $    4,240
                                                       ========     =========

          Molds                                        $ 70,000     $   70,000
                                                       ========     ==========

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

Short-term notes payable at March 31, 2001 and December 31, 2000 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $63,965. Interest expense recorded on the notes payable at March 31, 2001 and December 31, 2000 was $14,517 and $12,989, respectively.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

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

On March 30, 2001 the Company entered into a license agreement for intellectual property with TCD for $450,000. This amount is to be paid in full by September 1, 2001. See Note 3.

During March 2001 the Company received deposits of $156,000 cash for qualified stock purchase agreements. Common stock shares will be issued subsequent to March 31, 2001, but during the current year.

NOTE 6 - COMMON STOCK

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $.001 per share, under Regulation D, Rule 504. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

On February 22, 1999, the Board of Directors authorized a 1-for-2 reverse stock split of the Company's $.001 par value common stock.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 6 - COMMON STOCK (continued)

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

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

All of the option grants made by the Company during 1999 and 2000 provide that the options are exercisable immediately. The Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales in any year of option shares equal to 25% of the total number of shares received under the optionee's grant. As of December 31, 2000, there remained 1,700,000 shares of common stock available for issuance under the Plan. See Note 9.

On March 6, 2001, stock options totaling 300,000 expired. These stock options were valued at $0.24 per option for a total of $72,000.

                                                               Fixed Plan
                                                       ------------------------
                                                                       Weighted
                                                                        Average
                                                       Number of       Exercise
                                                         Shares         Price
                                                       ----------       ------

Outstanding at December 31, 1998                               --       $  --
Granted                                                 2,300,000        .575
                                                       ----------       -----

Outstanding at December 31, 1999                        2,300,000        .575
Expired                                                  (500,000)       .575
Granted                                                   500,000        .500
Exercised                                                (100,000)       .575
                                                       ----------       -----
Outstanding at December 31, 2000                        2,200,000       $.558
                                                       ----------       -----

Expired                                                  (300,000)       .575
                                                       ----------       -----
Outstanding at March 31, 2001                           1,900,000       $.555
                                                       ==========       =====

Options Exercisable at March 31, 2001                   1,900,000       $.555
                                                       ==========       =====

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $32,988 for consulting fees during the year ended December 31, 2000. Ms. Runnalls received $22,715 in cash for consulting fees during the year ended December 31, 1999.

On August 8, 2000, the Company authorized a shareholder's loan to Ms. Runnalls in the amount of $15,000. Terms of the unsecured, demand loan require interest payments of 7% per annum simple interest. The shareholder loan balance, including accrued interest, at March 31, 2001 was $6,543.

Stock options of 2,300,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. During the year ended December 31, 2000, the Company granted 200,000 stock options for common stock shares to the then president of the Company. (See Note 8.) On December 11, 2000, the president of the Company resigned and is currently a member of the board of directors for the Company.

During January 2001 a shareholder loaned the Company $50,000. This amount bears no interest or specified terms of repayments.

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

The Company entered into employment contracts with Charles H. Stein, Mark Kallan, and Gerald Breslauer dated December 18, 2000. These contracts call for compensation totaling $144,000 annually commencing on December 31, 2000 and ending on December 31, 2005. These employment contracts also carry stock options which have been included in the stock options calculation. The employment contract with Charles H. Stein was canceled effective May 1, 2001. This contract carried an employment cancellation fee of $20,000 to be paid to Charles H. Stein at $2,000 per month for ten months commencing on June 1, 2001.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements
The Company entered into a lease for office space in Las Vegas, Nevada for the period of thirty-six months beginning October 1, 1998. Monthly payments are currently $800 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance. Future annual minimum lease payments for the term of the lease as of March 31, 2001 are as follows for the years ending December 31:

                        2001                           $4,560

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,794.50 per month with additional charges for common area. A security deposit and last months rent was paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last months rent. There is no written sublease agreement at this time. Future annual minimum lease payments for the term of the lease as of March 31, 2001 are as follows for the years ending December 31:

                        2001                          $25,150
                        2002                          $34,764
                        2003                          $36,156
                        2004                          $37,605
                        2005                          $39,109

Development Contract
In November 1999, the Company entered into a product/technology development contract with Thermoplastic Composite Designs, Inc. (TCD), whereby TCD would provide professional and technical services to the Company. Terms of the contract required TCD to, among other matters, modify the Company's pallet design, provide pallet material specifications, supply the pallet molds, and develop pallet prototypes and demonstration units. The total payable by the Company under this contract was $133,800. During the year ended December 31, 1999, the amount paid was $50,800 leaving a balance owing of $83,000. During the period ended June 30, 2000, this balance was paid. The Company capitalized $70,000 of these research and development costs as prepaid expenses at December 31, 1999 to reflect the value of the molds derived from this contract. As of June 30, 2000, this prepaid expense of $70,000 was reclassified as molds, a depreciable component of the Company's property and equipment.

Upon execution of a TCD Licensing Agreement, the Company will receive a credit of $61,600 (representing 46% of the payments made to TCD under the development contract) toward the license fee payable to TCD.

Litigation
For information on the Company's litigation, see Note 5.

Item 2.   Plan of Operation

     This Form 10-QSB contains some statements that the Company believes are "forward-looking statements." Forward-looking statements include statements about the future of the pallet industry, statements about future business plans and strategies, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but there can be no assurance that the Company has identified all of those factors. Accordingly, readers should not place undue reliance on forward-looking statements. Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-QSB.


     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet, E Pallet(TM) (sometimes referred to herein as the "Pallet"), manufactured primarily from thermoplastics, including recycled plastics. The Company's management expects that the Company will commence commercial production and sale of the Pallet in 2001. The Company is completing development of the Pallet and several other industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD"), a research and development organization, which has developed or secured certain patented products and processes. See " -- License Agreement with TCD," below, for discussion of the Company's licensing, manufacturing and other agreements with TCD.

     The Company had originally planned to have licensees begin producing the Pallet in 2000, but decided to conduct additional tests, which delayed the previously planned production start date. The discovery of significantly improved substrate technology caused the Company to rethink their initial production start dates, as well as production and marketing strategy. Consequently, additional product development and testing was required that would be specific to the improved substrate composition, prior to initiating the launch of production operations.

     Although the Company's decision to further develop and test the Pallet has set back production dates, the Company believes that this additional research and development has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the Pallet through in-use testing beginning in the second quarter of 2001. Company management anticipates that the Company will commence commercial production of the Pallet, once appropriate production facilities are procured and commissioned for production, currently anticipated for 2001.


     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the three months ended March 31, 2001, the Company had a net loss of $202,510. The Company's net loss accumulated for the period from June 15, 1998 (inception) to March 31, 2001 was $1,741,439. The Company anticipates that it will begin to generate revenue during 2001, upon the planned start of production of the E Pallet(TM) by the Company. At March 31, 2001 the Company had current assets of $30,422, consisting of $23,879 in cash and $6,543 in a related party loan. During the three months ended March 31, 2001, the Company's cash resources increased as a result of cash raised by issuance of the Company's common stock for aggregate proceeds to the Company of $156,000, offset by general and administrative costs. At March 31, 2001 the Company had current liabilities of $774,433. At March 31, 2001 current liabilities exceeded current assets by $744,011. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. The Company has budgeted pre-production and other production-related expenditures for the twelve months through March 31, 2002 of $720,000, excluding license fees which may become due and payable, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. As of late 2000, the Company's cash balances had declined to the extent that it needed to raise capital in order to meet its day-to-day operating requirements, as well as to pay outside counsel and accountants in connection with matters including the preparation of this Form 10-QSB for the period ended March 31, 2001, which the Company could not file previously because it could not timely raise the necessary funds. Since late 2000, the Company has been attempting to raise equity capital through a private placement but encountered difficulties due in part to the current volatile condition of the equity markets. The Company believes that it has recently overcome such difficulties, and is currently planning to complete a private placement consisting of units of the Company's common stock and warrants to purchase common stock. See "Part II -- Other Information. Item 2. Changes in Securities."

     The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it can continue with its production and marketing plans, which in the short term include the start-up of Pallet manufacturing operations, and in the longer term include adding additional production lines and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to March 31, 2002.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's shares. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's plans include setting up its own production operations, in addition to having licensees produce various Company products under development. If the Company cannot raise enough funds, it may not be able to carry out its plan to set up its own operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Products; Product Development

     The Company's first product will be the E Pallet(TM), made through a unique manufacturing process, which allows for 80% of the material to be recycled thermoplastics. This process is called Thermoplastic Flow Forming ("TPF Process" or "Process"). See " -- TPF Process," below.

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

     Additional Pallet testing and evaluation was conducted at Virginia Polytechnic Institute and State University through the William H. Sardo Jr. Pallet and Container Research Laboratories. Pallet testing commenced during May 2000. Initial test results at this facility provided the basis from which the Company and its product design contractor were able to make design adjustments resulting in a significantly improved Pallet. Further Pallet testing and evaluation through January 2001 has resulted in other, minor adjustments to the Pallet design.

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

     The Company's Pallet design presents what the Company believes is a preferable alternative to pallets made from wood and from non-wood materials. Pallets had traditionally been made of wood but, due to escalating commodity lumber prices and associated higher costs of wood pallets, pallet manufacturers have in recent years been developing ways to manufacture pallets from non-wood materials, in particular, metal, wood derivatives and plastic. However, each of these materials has its disadvantages. Metal pallets, while they are strong, hard to damage, and repairable, are expensive and not practical for general use. Pallets made from pressed wood fiber and corrugated fiber board are light and recyclable. However, most pallets manufactured from this type of substrate are not able to carry standard load weights, are susceptible to damage, and cannot be repaired. The most prevalent non-wood pallet material, plastic, is more cost-effective than wood but is nonetheless expensive. Also, plastic pallets can be damaged by forklift tines, or by being dropped, twisted or overloaded. They can also splinter, causing injuries to workers. The Company believes that the recent rapid increase in market share for plastic pallets indicates that pallet buyers understand the benefits of utilizing substitutes for wood pallets. This presents a market opportunity for the Company, as the Company considers the Pallet to be a durable product and a cost-effective plastic pallet alternative.

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

     TPF Process. The TPF Process is a proprietary process that enables the manufacturer to create large structural parts using thermoplastic resins. The Process uses recycled or virgin resins and is designed to reuse its own waste, thereby minimizing the creation of waste by-products.

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

     Employees

     The Company currently has three employees. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis.


     Amendments to Employment Contracts

     Effective as of December 22, 2000, the Company had entered into employment contracts with Charles H. Stein, currently Vice Chairman of the Board; Mark L. Kallan, Executive Vice President; and Gerald Breslauer, Vice President of Administration, Secretary and Treasurer. The contracts were preliminary and subject to renegotiation. See "Item 10. Executive Compensation -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     Each of the contracts was amended pursuant to an amendatory letter agreement (the "Amendment"), dated March 14, 2001, between the Company and each of Messrs. Stein, Kallan and Breslauer. The Amendment provides, among other things, that the number of shares under the Qualified Option grants in the employment contracts shall be 500,000 as to Mr. Stein, and 300,000 as to each of Mr. Kallan and Mr. Breslauer. The Amendment further provides, as to Mr. Stein, that if he is not instrumental in helping the Company secure $200,000 through the private placement of its common shares by April 23, 2001, (i) he shall agree to the cancellation of 400,000 of his shares under option, and (ii) the Company may cancel Mr. Stein's employment contract with the Company at any time after April 23, 2001, upon payment to Mr. Stein of $20,000. The Amendment also provides for monthly remuneration for Messrs. Stein, Kallan and Breslauer of $6,000, $3,000 and $4,000, respectively, subject to increases for Mr. Kallan and Breslauer based on the amount of time each allocates to the business of the Company.

     Pursuant to a letter agreement (the "Stein Letter Agreement") dated May 8, 2001, between the Company and Mr. Stein, the Company confirmed that it would cancel 400,000 of Mr. Stein's shares under option, and would cancel Mr. Stein's employment contract effective May 1, 2001, in consequence of Mr. Stein's failure to secure financing for the Company in the amount of at least $200,000, all as provided in the Amendment. The Stein Letter Agreement provides that, instead of receiving a one-time payment of $20,000 upon cancellation of Mr. Stein's employment contract as provided in the Amendment, Mr. Stein shall instead receive $2,000 per month for ten months, commencing June 1, 2001. Further, the Stein Letter Agreement provides that, if Mr. Stein is able to arrange financing for the Company in the future, the Company will re-grant the forfeited shares under option pro rata based on the contemplated financing target of $200,000 (i.e., if Mr. Stein raises $100,000, then the Company will re-grant 200,000 shares under option). Mr. Stein also acknowledged in the Stein Letter Agreement that, as of May 1, 2001, he relinquished his titles of Chairman of the Board and Chief Executive Officer of the Company, and became Vice Chairman of the Board.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada.

Item 2.   Changes in Securities

     On March 31, 2001, the Company was in the process of completing a private placement offering of Units (the "Units") to Accredited Investors (as such term is defined in Rule 501 of Regulation D under the Securities Act of 1933). Each Unit consisted of one (1) share of the Company's common stock and one (1) warrant, exercisable for one year from the agreement date, to purchase one (1) additional share of the Company's common stock at a price of $0.75. The Company sold each Unit for $.20 per Unit. The Company anticipated realizing proceeds of $200,000 from the sale of Units under this offering. The Company anticipated completing this transaction in April 2001, with the proceeds from the offering to be used to pay for operating costs and provide working capital. Because of a possible defect in the offering, the Company offered the participants the right to rescind their subscriptions in the offering and to participate in a subsequent offering in which the possibility of a defect was eliminated. The subsequent offering was made upon the same terms with the exceptions that the exercise price was changed to $0.50 per share from $0.75 per share and the purchase warrant was extended to two (2) years as consideration for any possible inconvenience experienced by the subscribers. All participants in the initial offering have indicated that they will accept the Company's rescission offer with respect to the Units subscribed for in the initial offering.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits


     3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

     3.2 Company's By-laws as amended and restated December 11, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

     10.1 Agreement and Plan of Merger, dated as of December 1, 2000 by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and Richard Reichler (incorporated herein by reference to Exhibit (c) 1. to the Company's Report on Form 8-K, filed with the Commission on January 3, 2001).

     10.2 Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000 (incorporated herein by reference to Exhibit (c) 2. to the Company's Report on Form 8-K, filed with the Commission on January 3, 2001).

     10.3 License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc. dated March 30, 2001 (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

     10.4 Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001 (incorporated herein by reference to Exhibit
          10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

     10.5 Employment Agreement between the Company and Charles H. Stein, dated December 18, 2000.

     10.6 Employment Agreement between the Company and Mark L. Kallan, dated December 18, 2000.

     10.7 Employment Agreement between the Company and Gerald Breslauer, dated December 18, 2000.

     10.8 Amendment to Employment Agreements between the Company and each of Charles H. Stein, Mark L. Kallan and Gerald Breslauer, dated March 14, 2001.

     10.9 Letter Agreement between the Company and Charles H. Stein, dated May 8, 2001.


     (b)  Reports on Form 8-K


     The Company filed a report on Form 8-K on January 3, 2001, with respect to the Agreement and Plan of Merger (the "Agreement"), dated as of December 1, 2000, by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., and the other parties named therein, which Agreement is listed as
Exhibit 10.1 to this Form 10-QSB.  See also "Part I -- Financial  Information --
Item 2. Plan of Operation -- Acquisition of Electroship (N.Y.) Inc."

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2001.


                                    ENVIROKARE TECH, INC.
                                    Registrant

                                    By:   / S /    STEVE PAPPAS
                                       -----------------------------
                                       Name:  Steve Pappas
                                       Title: President
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

Exhibit
Number    Description of Document
-------   -----------------------

3.1 Company's Articles of Incorporation, as amended October 12, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000).

3.2 Company's By-laws as amended and restated December 11, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10.1 Agreement and Plan of Merger, dated as of December 1, 2000 by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and Richard Reichler (incorporated herein by reference to Exhibit (c) 1. to the Company's Report on Form 8-K, filed with the Commission on January 3, 2001).

10.2 Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000 (incorporated herein by reference to Exhibit (c) 2. to the Company's Report on Form 8-K, filed with the Commission on January 3, 2001).

10.3 License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc. dated March 30, 2001 (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10.4 Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001 (incorporated herein by reference to Exhibit
          10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10.5 Employment Agreement between the Company and Charles H. Stein, dated December 18, 2000.

10.6 Employment Agreement between the Company and Mark L. Kallan, dated December 18, 2000.

10.7 Employment Agreement between the Company and Gerald Breslauer, dated December 18, 2000.

10.8 Amendment to Employment Agreements between the Company and each of Charles H. Stein, Mark L. Kallan and Gerald Breslauer, dated March 14, 2001.

10.9      Letter Agreement  between the Company and Charles H. Stein,  dated May
          8, 2001.