Form 10QSB
period 2001-06-30
ENVIROKARE TECH INC
filed 2001-08-03
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                  For the quarterly period ended    June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of July 17, 2001, was 14,889,478.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................1

                Accountant's Review Report....................................2

                Consolidated Balance Sheets...................................3

                Consolidated Statements of Operations and
                  Comprehensive Loss..........................................4

                Consolidated Statement of Stockholders' Equity................5

                Consolidated Statements of Cash Flows.........................6


           Notes to the Consolidated Financial Statements.....................7


Item 2.    Plan of Operation.................................................20


Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings.................................................29

Item 2.    Changes in Securities.............................................29

Item 3.    Defaults Upon Senior Securities...................................29

Item 4.    Submission of Matters to a Vote of Security Holders...............30

Item 5     Other Information.................................................30

Item 6.    Exhibits and Reports on Form 8-K..................................30

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements





                              ENVIROKARE TECH, INC.
                              Financial Statements
                                  June 30, 2001













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


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a development stage company) as of June 30, 2001 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the three months and six months ended June 30, 2001, and 2000, and for the period from June 15, 1998 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 20, 2001

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,
                                                                                    2001           December 31,
                                                                                 (unaudited)           2000
                                                                                 -----------       -----------
ASSETS
        CURRENT ASSETS
            Cash                                                                 $   107,531       $    11,362
            Due from related party                                                     6,648             6,438
                                                                                 -----------       -----------
                 TOTAL CURRENT ASSETS                                                114,179            17,800
                                                                                 -----------       -----------

        PROPERTY AND EQUIPMENT
            Furniture and fixtures                                                     1,893             1,893
            Office equipment                                                           7,999             6,661
            Molds                                                                     70,000            70,000
                 Less accumulated depreciation                                        (3,858)           (3,017)
                                                                                 -----------       -----------
                 TOTAL PROPERTY AND EQUIPMENT                                         76,034            75,537
                                                                                 -----------       -----------

        OTHER ASSETS
            Deposits and retainers                                                    32,473            81,560
            License                                                                  525,000                --
            Patent acquisition and patent costs                                    1,966,726         1,966,726
                                                                                 -----------       -----------
                 TOTAL OTHER ASSETS                                                2,524,199         2,048,286
                                                                                 -----------       -----------

            TOTAL ASSETS                                                           2,714,412       $ 2,141,623
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Accounts payable                                                          30,613       $        --
            Deposits                                                                   3,000                --
            Notes payable                                                             61,965            61,965
            Accrued interest                                                          16,062            12,989
            Due to related party                                                     260,000                --
            Deposits for stock                                                       100,000                --
            License payable                                                          250,000                --
                                                                                 -----------       -----------
                 TOTAL CURRENT LIABILITIES                                           721,640            74,954
                                                                                 -----------       -----------
        COMMITMENTS AND CONTINGENCIES                                                     --                --
                                                                                 -----------       -----------

        STOCKHOLDERS' EQUITY
            Preferred stock, 10,000,000 shares authorized,
                 $.001 par value; 500,000 shares issued and outstanding                  500               500
            Common stock, 200,000,000 shares authorized,
                 $.001 par value; 14,889,478 and 13,889,478 shares
                  issued and outstanding, respectively                                14,889            13,889
            Additional paid-in capital                                             3,337,257         3,066,257
            Stock options                                                            621,000           529,000
            Accumulated deficit during development stage                          (1,976,826)       (1,538,929)
            Other comprehensive loss                                                  (4,048)           (4,048)
                                                                                 -----------       -----------
            TOTAL STOCKHOLDERS' EQUITY                                             1,992,772         2,066,669
                                                                                 -----------       -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 2,714,412       $ 2,141,623
                                                                                 ===========       ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                                    Period from
                                                     For the         For the         For the          For the      June 15, 1998
                                                   Three Months    Three Months     Six Months      Six Months    (Inception) to
                                                  Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,     June 30,
                                                       2001            2000            2001            2000            2001
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                  ------------    ------------    ------------    ------------    ---------------
REVENUES                                          $       --      $       --      $       --      $       --      $       --
                                                  ------------    ------------    ------------    ------------    ------------

EXPENSES
           Consulting fees - related parties           134,000           8,817         161,500          23,987         565,203
           Other consulting fees                        67,000          16,615         137,000          49,115         627,165
           Rent                                          2,704           2,292          13,104           4,584          36,199
           General and administrative                    9,382          41,518          37,903          66,404         264,006
           Depreciation                                    437             394             841             798           3,858
           Professional fees                             6,337          44,013          70,351          54,699         233,995
           Research and development                       --             7,009            --             7,009          98,669
           Wages, salaries, and payroll taxes           13,922          39,569          13,922          39,569         131,424
                                                  ------------    ------------    ------------    ------------    ------------
                TOTAL EXPENSES                         233,783         160,227         434,622         246,165       1,960,520
                                                  ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS                             (233,783)       (160,227)       (434,622)       (246,165)     (1,960,520)

     OTHER EXPENSES
           Interest expense                              1,604           1,544           3,275           3,095          16,306
                                                  ------------    ------------    ------------    ------------    ------------
                TOTAL OTHER EXPENSES                     1,604           1,544           3,275           3,095          16,306
                                                  ------------    ------------    ------------    ------------    ------------

     LOSS BEFORE PROVISION FOR INCOME TAXES           (235,387)       (161,771)       (437,897)       (249,260)     (1,976,826)

     PROVISION FOR INCOME TAXES                           --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

     NET LOSS                                         (235,387)       (161,771)       (437,897)       (249,260)     (1,976,826)

     OTHER COMPREHENSIVE LOSS
           Foreign currency translation loss              --              (940)           --            (2,098)         (4,048)
                                                  ------------    ------------    ------------    ------------    ------------

     COMPREHENSIVE LOSS                           $   (235,387)   $   (162,711)   $   (437,897)   $   (251,358)   $ (1,980,874)
                                                  ============    ============    ============    ============    ============


           BASIC AND DILUTED NET LOSS
                PER COMMON SHARE                  $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)   $      (0.17)
                                                  ============    ============    ============    ============    ============

           WEIGHTED AVERAGE NUMBER
                OF BASIC AND DILUTED COMMON
                STOCK SHARES OUTSTANDING            13,911,456      11,089,478      13,900,528      10,917,809      11,401,665
                                                  ============    ============    ============    ============    ============



             See accompanying notes and accountant's review report.

                                  ENVIROKARE TECH, INC.
                              (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Preferred Stock           Common Stock
                                                              --------------------   ---------------------   Additional
                                                                Number                 Number                  Paid-in
                                                              of Shares    Amount    of Shares     Amount      Capital
                                                              ---------   --------   ----------   --------   ----------
Issuance of common stock in June, 1998
       for cash at $.001 per share                                 --     $     --     10,000,000   $ 10,000   $     --

Net loss for period ended December 31, 1998                        --           --           --         --           --
                                                              ---------   ----------   ----------   --------   ----------

Balance, December 31, 1998                                         --           --     10,000,000     10,000         --

Issuance of common stock at an average of $0.45
       per share for cash                                          --           --        746,140        746      334,053

Issuance of  preferred stock at $0.50 per share
       for cash                                                 500,000          500         --         --        249,500

Issuance of stock options for services                             --           --           --         --           --

Contribution of capital by shareholders in the form
       of foregone payment of accounts payable                     --           --           --         --          1,847

Net loss for year ended December 31, 1999                          --           --           --         --           --

Foreign currency translation loss                                  --           --           --         --           --
                                                              ---------   ----------   ----------   --------   ----------

Balance, December 31, 1999                                      500,000          500   10,746,140     10,746      585,400

Cash received for subscriptions receivable                         --           --           --         --           --

Issuance of common stock at an average of $0.45
       per share for cash                                          --           --        543,338        543      356,957

Expiration of stock options                                        --           --           --         --        120,000

Issuance of stock options for services                             --           --           --         --           --

Stock options exercised at $0.58 per share                         --           --        100,000        100       81,400

Stock issued for acquisition of Electroship Acquisition
       Corporation, a wholly owned subsidiary, at
       $0.77 per share                                             --           --      2,500,000      2,500    1,922,500

Net loss for the year ended December 31, 2000                      --           --           --         --           --

Foreign currency translation loss                                  --           --           --         --           --
                                                              ---------   ----------   ----------   --------   ----------

Balance, December 31, 2000                                      500,000          500   13,889,478     13,889    3,066,257

Expiration of stock options for the six months                     --           --           --         --
       ended June 30, 2001                                         --           --           --         --        132,000

Issuance of stock options for services for the six months ended June 30, 2001

Issuance of common stock at $0.14 per share for cash
       with attached warrants at $0.06 per share                                        1,000,000      1,000      139,000

Net loss for the six months ended June 30, 2001 (unaudited)        --           --           --         --           --
                                                              ---------   ----------   ----------   --------   ----------
Balance, June 30, 2001                                          500,000   $      500   14,889,478   $ 14,889   $3,337,257
                                                              =========   ==========   ==========   ========   ==========

                                                                                         Accumulated
                                                               Warrants                   Deficit
                                                                 and                       During        Other          Total
                                                                Stock    Subscriptions  Development  Comprehensive  Stockholders'
                                                               Options     Receivable      Stage         Loss         Equity
                                                              ---------  -------------  -----------  ------------   -------------
Issuance of common stock in June, 1998
       for cash at $.001 per share                            $    --      $    --      $      --      $  --        $    10,000

Net loss for period ended December 31, 1998                        --           --          (34,427)      --            (34,427)
                                                              ---------    ---------    -----------    -------      -----------

Balance, December 31, 1998                                         --           --          (34,427)      --            (24,427)

Issuance of common stock at an average of $0.45
       per share for cash                                          --       (105,000)          --         --            229,799

Issuance of  preferred stock at $0.50 per share
       for cash                                                    --           --             --         --            250,000

Issuance of stock options for services                          552,000         --             --         --            552,000

Contribution of capital by shareholders in the form
       of foregone payment of accounts payable                     --           --             --         --              1,847

Net loss for year ended December 31, 1999                          --           --         (893,173)      --           (893,173)

Foreign currency translation loss                                  --           --             --       (1,202)          (1,202)
                                                              ---------    ---------    -----------    -------      -----------

Balance, December 31, 1999                                      552,000     (105,000)      (927,600)    (1,202)         114,844

Cash received for subscriptions receivable                         --        105,000           --         --            105,000

Issuance of common stock at an average of $0.45
       per share for cash                                          --           --             --         --            357,500

Expiration of stock options                                    (120,000)        --             --         --               --

Issuance of stock options for services                          121,000         --             --         --            121,000

Stock options exercised at $0.58 per share                      (24,000)        --             --         --             57,500

Stock issued for acquisition of Electroship Acquisition
       Corporation, a wholly owned subsidiary, at
       $0.77 per share                                             --           --             --         --          1,925,000

Net loss for the year ended December 31, 2000                      --           --         (611,329)      --           (611,329)

Foreign currency translation loss                                  --           --             --       (2,846)          (2,846)
                                                              ---------    ---------    -----------    -------      -----------

Balance, December 31, 2000                                      529,000         --       (1,538,929)    (4,048)       2,066,669

Expiration of stock options for the six months
       ended June 30, 2001                                     (132,000)        --             --         --               --

Issuance of stock options for services for the six months
       ended June 30, 2001                                      164,000                                                 164,000

Issuance of common stock at $0.14 per share for cash
       with attached warrants at $0.06 per share                 60,000                                                 200,000

Net loss for the six months ended June 30, 2001 (unaudited)        --           --         (437,897)      --           (437,897)
                                                              ---------    ---------    -----------    -------      -----------
Balance, June 30, 2001                                        $ 621,000    $       0    $(1,976,826)    (4,048)     $ 1,992,772
                                                              =========    =========    ===========    =======      ===========


             See accompanying notes and accountant's review report.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    Period from
                                                                                                                   June 15, 1998
                                                                                 For the Six      For the Six     (Inception) to
                                                                                Months Ended     Months Ended        June 30,
                                                                                June 30, 2001    June 30, 2000         2001
                                                                                 (unaudited)      (unaudited)       (unaudited)
                                                                                -------------    -------------    --------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                               $(437,897)      $(249,260)      $(1,976,826)
            Adjustments to reconcile net loss
                 to net cash used by operating activities:
            Depreciation                                                                 841             798             3,858
            Stock options issued for consulting fees                                 164,000            --             837,000
            Consulting fees due to related party applied to receivable                  --              --               9,000
            Increase (decrease)  in prepaid expenses and deposits                     49,087         (24,106)          (32,473)
            Increase (decrease) in accounts payable and deposits                      33,613        (100,330)           33,613
            Increase in accrued interest receivable                                     (210)          3,096              (648)
            Increase in accrued interest payable                                       3,073            --              16,062
                                                                                   ---------       ---------       -----------

            Net cash used by operating activities                                   (187,493)       (369,802)       (1,110,414)
                                                                                   ---------       ---------       -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
            Loan to related party                                                       --              --             (15,000)
            Purchase of molds                                                           --           (70,000)          (70,000)
            Payments of license agreement                                           (275,000)           --            (275,000)
            Patent costs                                                                --            (3,659)           (8,396)
            Purchase of equipment                                                     (1,338)           (300)           (8,045)
                                                                                   ---------       ---------       -----------

            Net cash used in investing activities                                   (276,338)        (73,959)         (376,441)
                                                                                   ---------       ---------       -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of preferred stock                                       --              --             250,000
            Proceeds from sale of common stock                                       200,000         362,500           959,799
            Proceeds from deposit for stock                                          100,000            --             100,000
            Proceeds from issuance of notes payable to related party                 260,000            --             288,635
                                                                                   ---------       ---------       -----------

            Net cash provided by financing activities                                560,000         362,500         1,598,434
                                                                                   ---------       ---------       -----------

     Increase (decrease) in cash                                                      96,169         (81,261)          111,579

     Adjustment for foreign currency  translation                                       --            (2,098)           (4,048)

     Cash, beginning of period                                                        11,362         148,046              --
                                                                                   ---------       ---------       -----------

     Cash, end of period                                                           $ 107,531       $  64,687       $   107,531
                                                                                   =========       =========       ===========

     SUPPLEMENTAL CASH FLOW INFORMATION:

            Interest paid                                                          $    --         $    --         $      --
                                                                                   =========       =========       ===========

            Income taxes paid                                                      $    --         $    --         $      --
                                                                                   =========       =========       ===========

     NON-CASH TRANSACTIONS:

            Common stock issued for acquisition of subsidiary                      $    --         $    --         $ 1,925,000
            Note issued for purchase of property, equipment
                  and operating expenses                                           $    --         $    --         $     3,635
            Note issued for pending patent to related party                        $    --         $    --         $    33,330
            Stock options issued for consulting fees                               $ 164,000       $    --         $   837,000
            Stockholder's contribution for equipment                               $    --         $    --         $     1,847
            Payable for license agreement                                          $ 250,000       $    --         $   250,000



             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


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

The Company includes the assets and investment in Electroship Acquisition Corporation and Envirokare Composite Corp., wholly-owned non-operating subsidiaries, in these financial statements. See Notes 3 and 6.

The Company is in the development stage and, as of June 30, 2001, had realized no revenues from its planned operations.


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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,976,826, which includes a net loss of $437,897 for the six months ended June 30, 2001, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales on an ongoing basis.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If this accrual amount could be currently estimated, it would not be recognized, as the amount would be deemed immaterial at this time.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

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

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Interim Financial Statements

The interim financial statements as of and for the six months ended June 30, 2001 included herein have been prepared for the company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2001, the Company had convertible preferred stock and stock options equivalent to 12,650,000 common shares, which are considered to be anti-dilutive.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly-owned non-operating subsidiaries. All material intercompany transactions and accounts have been eliminated in the financial statements.

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

At June 30, 2001, the Company had net deferred tax assets of approximately $672,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $1,975,000, which expire in the years 2018 through 2020.

Reclassification

The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for June 30, 2001 and December 2000, or the periods then ended.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.


NOTE 3 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Mr. Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. The Company is currently investigating the patent process on this technology. During the years ended December 31, 2000 and 1999, attorney fees of $7,787 and $609, respectively, were added to patent costs. The amortization of patent costs will begin when the final patents are granted. If the Company does not obtain the patent, the costs of acquiring the patent rights from its originator will be charged to operations.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 3 - INTANGIBLE ASSETS (continued)

On December 1, 2000 the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights, in exchange for shares of the Company's common stock. See Note 6. The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

On March 30, 2001, the Company completed a license agreement with Thermoplastic Composite Designs, Inc. (TCD) and received a license to manufacture the Company's E Pallet(TM) and other products to be developed. The license fee is a one-time fee of $525,000 to be paid by September 1, 2001. (See Note 5). As part of the agreement, the Company was granted an option, exercisable for thirty (30) months, to acquire TCD in exchange for Company's stock or cash in lieu of stock for up to 50% of the agreed upon purchase price. This merger, if the option is exercised, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD. If the market value of this stock, when issued, is less than $15,000,000, the Company will elect to provide additional shares of common stock or cash to the TCD stockholders. Any payment of cash under this option shall not exceed $7,500,000. The Company has the sole option to determine the amounts of additional stock or cash that would be paid under the option. The Company has created a wholly-owned subsidiary, Envirokare Composite Corp. to effect this specific transaction.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                             June 30,       December 31,
                                               2001             2000
                                           ----------       ------------
     Furniture and Fixtures                $   1,893        $     1,893
     Less:  Accumulated Depreciation             721                569
                                            ---------        -----------
     Net Furniture & Fixtures              $   1,172        $     1,297
                                            =========        ===========

     Office Equipment                      $   7,999        $     6,661
     Less:  Accumulated Depreciation           3,137              2,421
                                            ---------        -----------
     Net Office Equipment                  $   4,862        $     4,240
                                            =========        ===========

     Molds                                 $  70,000        $    70,000
                                            =========        ===========

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 4 - PROPERTY AND EQUIPMENT (continued)

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


NOTE 5 - SHORT-TERM DEBT

Short-term notes payable at June 30, 2001 and December 31, 2000 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $61,965. Interest expense recorded on the notes payable at June 30, 2001 and December 31, 2000 was $16,062 and $12,989, respectively.

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

On March 30, 2001, the Company entered into a license agreement for intellectual property with TCD for $525,000. This amount is to be paid in full by September 1, 2001. See Note 3.

During March and April 2001, the Company received deposits of $156,000 and $44,000 cash, respectively for qualified stock purchase agreements. Common stock shares were issued on June 29, 2001 for these deposits.

See Note 9 for discussion concerning a loan payable to a shareholder.

NOTE 6 - COMMON STOCK

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $.001 per share, under Regulation D, Rule 504. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 6 - COMMON STOCK (continued)

On February 22, 1999, the Board of Directors authorized a 1-for-2 reverse stock split of the Company's $0.001 par value common stock.

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

On December 1, 2000, Electroship Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired Electroship (N.Y.) Inc. in exchange for 2,500,000 common stock shares. These shares were valued at $0.77 per share, which was fair market value on the date of the acquisition agreement. See Note
3. Electroship Acquisition Corporation acquired the intellectual property previously held by Electroship (N.Y.) Inc. which was previously a partnership created to hold the intellectual property rights. Neither Electroship (N.Y.) Inc., nor its predecessor partnership were considered operating entities. Neither entity had material transactions during 2000. As such, no proforma financial information is contained in these disclosures.

During June 2001, 1,000,000 shares of common stock with one warrant attached to each common share were issued at $0.20 per share. Each warrant is exercisable at $0.50 per share until June 30, 2003. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 under regulation D as specified by the provisions of Regulation S and Rule 506.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 7 - PREFERRED STOCK

During the year ended December 31, 1999, 500,000 shares of preferred stock were issued for $250,000 cash. The preferred stock has no dividend rights, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000.


NOTE 8 - STOCK OPTIONS

In September 1999, the Board of Directors (the "Board") of the Company adopted the Envirokare Tech, Inc. 1999 Stock Plan (the "Plan"), subject to approval of the Company's shareholders. The shareholders approved the plan at the Annual Meeting of the Company's shareholders in May 2000. As adopted, the Plan provided for authorization of 2,000,000 shares of common stock for issuance pursuant to awards under the Plan. In September 1999, the Board had approved the granting of non-qualified options under the Plan to purchase an aggregate 1,150,000 shares of common stock. In June 2000, the Board voted to adjust the number of shares of common stock authorized for issuance under the Plan from 2,000,000 to 4,000,000, pursuant to the anti-dilution provisions of the Plan, to reflect the 2-for-1 split of the Company's common stock effected in March 2000. The Board also voted to make corresponding adjustments to the number of shares subject to previous option grants and to the exercise prices for such options.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 8 - STOCK OPTIONS (continued)

On March 6, 2001, stock options totaling 300,000 expired. These stock options were valued at $0.24 per option for a total of $72,000. On June 28, 2001, stock options totaling 250,000 expired. These stock options were valued at $0.24 per option for a total of $60,000. On January 16, 2001, stock options totaling 100,000 were issued. These options were valued at $0.29 per option for a total of $29,000. On March 14, 2001, stock options totaling 700,000 were issued. These options were valued at $0.15 per option for a total of $105,000. On June 28, 2001, stock options totaling 200,000 were issued. These stock options were valued at $0.15 per option for a total of $30,000.

                                                    Fixed Plan
                                         --------------------------------
                                                                Weighted
                                                                 Average
                                           Number of            Exercise
                                            Shares                Price
                                         ------------         -----------

Outstanding at December 31, 1998                   --                  --
Granted                                     2,300,000               0.575
                                         ------------         -----------

Outstanding at December 31, 1999            2,300,000               0.575
Expired                                     (500,000)               0.575
Granted                                       500,000               0.500
Exercised                                   (100,000)               0.575
                                         ------------         -----------
Outstanding at December 31, 2000            2,200,000               0.558
                                         ------------         -----------

Expired                                     (550,000)               0.575
Granted                                       100,000                0.60
Granted                                       900,000                0.30
                                         ------------         -----------
Outstanding at June 30, 2001                2,650,000               0.468
                                         ============         ===========

Options Exercisable at June 30, 2001        2,650,000        $      0.468
                                         ============         ===========

Weighted average fair value of
options granted during the fiscal
year ended June 30, 2001                        $0.16
                                         ------------

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 9 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $32,988 for consulting fees during the year ended December 31, 2000. Ms. Runnalls received $22,715 in cash for consulting fees during the year ended December 31, 1999.

On August 8, 2000, the Company authorized a shareholder's loan to Ms. Runnalls in the amount of $15,000. Terms of the unsecured, demand loan require interest payments of 7% per annum simple interest. The shareholder loan balance, including accrued interest, at June 30, 2001 was $6,648.

Stock options of 2,300,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. During the year ended December 31, 2000, the Company granted 200,000 stock options for common stock shares to the then president of the Company. (See Note 8.) On December 11, 2000, the president of the Company resigned and is currently a member of the board of directors of the Company.

During 2001, a shareholder loaned the Company $260,000. This amount bears no interest or specified terms of repayment. It is the Company's intent to pay this shareholder loan by the year ending December 31, 2001.

On January 16, 2001, the Company granted 100,000 stock options for common stock shares to Trevor Bedford, who is currently a member of the board of directors of the Company.

On March 14, 2001, the Company granted 100,000 stock options for common stock shares to Charles Stein, then president of the Company. (See Note 8.) Effective May 1, 2001, Mr. Stein resigned as president of the Company and is currently a member of the board of directors of the Company.

On March 14, 2001, the Company granted 300,000 stock options for common stock shares each to Gerald Breslauer, the vice president of administration of the Company, and Mark Kallan, the executive vice president of the Company.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements
The Company entered into employment contracts with Charles H. Stein, Mark Kallan, and Gerald Breslauer dated December 18, 2000. These contracts call for compensation totaling $144,000 annually commencing on December 31, 2000 and ending on December 31, 2005. These employment contracts also carry stock options which have been included in the stock options calculation. The employment contract with Charles H. Stein was canceled effective May 1, 2001. This contract carried an employment cancellation fee of $20,000 to be paid to Charles H. Stein at $2,000 per month for ten months commencing on June 1, 2001. The employment contracts for Mark Kallan and Gerald Breslauer were amended by contracts, dated March 14, 2001 that call for compensation totaling $84,000 annually ending December 31, 2005.

Lease Agreements
The Company entered into a lease for office space in Las Vegas, Nevada for the period of thirty-six months beginning October 1, 1998. Monthly payments are currently $800 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance. Future annual minimum lease payments for the term of the lease as of June 30, 2001 are as follows for the years ending December 31:


                         2001                     $2280


The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,794.50 per month with additional charges for common area. A security deposit and last months rent was paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last months rent. There is no written sublease agreement at this time. Future annual minimum lease payments for the term of the lease as of June 30, 2001 are as follows for the years ending December 31:

                         2001                     $16,767
                         2002                     $34,764
                         2003                     $36,156
                         2004                     $37,605
                         2005                     $39,109

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


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


     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet, E Pallet(TM) (sometimes referred to herein as the "Pallet"), manufactured primarily from thermoplastics, including recycled plastics. The Company's management expects that the Company will commence commercial production and sale of the Pallet sometime in 2002. The Company is completing development of the Pallet and several other industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD"), a research and development organization, which has developed or secured certain patented products and processes. See " -- License Agreement with TCD," below, for discussion of the Company's licensing, manufacturing and other agreements with TCD.

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

     Although the Company's decision to further develop and test the Pallet has set back production dates, the Company believes that this additional research and development has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the Pallet through in-use testing beginning in the third quarter of 2001. Company management anticipates that the Company will commence commercial production of the Pallet, once appropriate production facilities are procured and commissioned for production, currently anticipated for sometime in 2002.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the six months ended June 30, 2001, the Company had a net loss of $437,897. The Company's net loss accumulated for the period from June 15, 1998 (inception) to June 30, 2001 was $1,976,826. The Company anticipates that it will begin to generate revenue during 2002, upon the planned start of production of the E Pallet(TM) by the Company. At June 30, 2001 the Company had current assets of $114,179, consisting of $107,531 in cash and $6,648 in a related party loan receivable. During the six months ended June 30, 2001, the Company's cash resources increased by $96,169 as a result of cash raised by issuance of the Company's common stock for aggregate proceeds to the Company of $200,000 and by a loan from a related party in the amount of $260,000, offset by general and administrative costs. At June 30, 2001 the Company had current liabilities of $721,460. At June 30, 2001 current liabilities exceeded current assets by $607,461. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock and convertible preferred stock. The Company has budgeted pre-production and other production-related expenditures for the twelve months through June 30, 2002 of $720,000, excluding license fees which may become due and payable, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources.

     Since late 2000, the Company has been attempting to raise equity capital through a private placement but encountered difficulties due in part to the current volatile condition of the equity markets. The Company believes that it has recently overcome such difficulties, as it has completed a private placement consisting of units of the Company's common stock and warrants to purchase common stock. See "Part II -- Other Information. Item 2. Changes in Securities." Additionally, the Company is currently undertaking a new private placement of units consisting of a promissory note that bears interest at a rate of 15% per annum and a warrant to purchase three (3) shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two

(2) years from the date of subscription. To date, the Company has raised One Hundred Thousand Dollars ($100,000) in this offering.

     The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it can continue with its production and marketing plans, which in the short term include the start-up of Pallet manufacturing operations, and in the longer term include adding additional production lines and expanding the product line mix. Management of the Company believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to June 30, 2002.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's shares. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's plans include the possibility of setting up its own production operations, in addition to having licensees produce various Company products under development. If the Company cannot raise enough funds, it may not be able to carry out a plan to set up its own manufacturing operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Products; Product Development

     The Company's first product will be the E Pallet(TM), made through a unique manufacturing process, which allows for 80% of the material to be recycled thermoplastics. This process is called Thermoplastic Flow Forming ("TPF Process" or "Process"). See " -- TPF Process," below.

Key advantages of the Company's Pallet will include increased strength and durability, lighter weight, environmental benefits (i.e., no lumber required, 100% recyclable, no fungicides/bacterial spraying required, no land fill dumping and less energy to manufacture) increased safety, because there is no splintering of wood or hazardous nails/bolts, increased ease of use (because of 4 way entry access into the Pallet), longer life cycle, and lower costs per pallet-round-trip. The Pallet has also been designed to resist damage caused from use and to handle large loads when evenly loaded. The single piece construction of the Pallet is expected to mitigate numerous product and personal liability issues that occur in typical pallet programs. As there are no fasteners or components to break apart from the Pallet, the Company anticipates that its customers will experience reduced pallet breakage.

     The Company has been actively involved in extensive testing and development of the Pallet. The Company's development focus is to ensure that the Pallet meets or exceeds current market standards and that the Pallet will be superior in performance and will be cost effective to produce and sell. In particular, the Company's development efforts focus on the safety, structural integrity, reliability, and cost effectiveness of the Pallet, involving in-depth analysis of compound variables and strengths, extrusion methods and equipment modifications.

     The Company contracted with substrate component testing engineers in the Akron, Ohio area during 1999 who performed the primary series of substrate component testing. Subsequent to the preliminary tests conducted on substrate components, the Company and TCD entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the Pallet design. The contract required TCD to deliver a pallet that would meet design specifications including: a 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered mold for the Company's first production facility.

     Additional Pallet testing and evaluation was conducted at Virginia Polytechnic Institute and State University, in Blacksburg, Virginia, through the William H. Sardo Jr. Pallet and Container Research Laboratories. Pallet testing commenced during May 2000. Initial test results at this facility provided the basis from which the Company and its product design contractor were able to make design adjustments resulting in a significantly improved Pallet. Further Pallet testing and evaluation through January 2001 resulted in other minor adjustments to the Pallet design to bring the Pallet up to the Company's specified standards.

     The Company believes that after extensive studies and refinement, it has minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company plans to conduct further testing during the third and fourth quarters of 2001, which it believes will provide information as to the longevity of the Pallet compared to other materials and provide marketing strategies for the Company. Analysis to date indicates that the Company's standard 48-inch by 40-inch Pallet will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide.

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


     Acquisition of Electroship (N.Y.) Inc.

     On December 21, 2000, the Company, Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Envirokare ("EAC"), and Electroship (N.Y.) Inc., a New York corporation ("Electroship") consummated the merger of Electroship with and into EAC with EAC continuing as the surviving corporation (the "Merger"). The consideration received by Electroship Partners, the former shareholder of Electroship, in the Merger consisted of 2,500,000 shares of the common stock, par value $.001 per share, of Envirokare. Electroship Partners has since dissolved and distributed its assets, including such shares, among its former partners. Electroship was engaged in the business of developing wireless tracking technology for the shipping industry.

     The primary asset that the Company acquired in this merger was a patent that had been provisionally filed by Electroship with the United States Patent and Trade Office ("USPTO"). The Company anticipates that patents that may be issued as a result of the provisional filing will provide the Company with, among other potential wireless product developments, the ability to develop materials handling products that will have wireless tracking capability. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001.


     License Agreement with TCD

     The Company announced, on December 1, 2000, that it had completed a letter of intent with TCD to enter into an arrangement to manufacture products utilizing TCD's TPF process. The Company, through Envirokare Composite Corp. ("ECC"), its wholly-owned subsidiary, and TCD completed a license agreement on March 30, 2001 pursuant to which Envirokare's proprietary pallet and other products to be developed will be manufactured using TCD's proprietary TPF process. The license agreement provides that Envirokare will make a payment in the amount of Four Hundred and Fifty Thousand dollars ($450,000) to TCD. This payment is in addition to a deposit held on Envirokare's account by TCD in the amount of Seventy-five Thousand dollars ($75,000). This deposit was applied to the license fee payable to TCD during June 2001. The balance due to TCD under the license agreement, as of June 30, 2001, was Two Hundred Fifty Thousand dollars ($250,000).

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


     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from developing and operating its own manufacturing facilities in conjunction with TCD's production facility development assistance. As opportunities present themselves, the Company will also consider entering into national and international licensing agreements for manufacture and production of the Pallet and other contemplated products by third parties, which would provide license fees and royalty revenues based on units of production.

     The Company had originally planned to have licensees begin producing the Pallet during 2000 but decided to conduct additional product tests, which delayed a previously planned production start date. Significantly improved substrate technology developments caused the Company to rethink their business plan which included the method of marketing the Pallet and initial production start-up dates. The Company now expects to begin production of the Pallet sometime in 2002.

     In December 1999, the Company announced that it had received a letter of intent from Cultech International Corporation to manufacture and market the Pallet in Asia. Cultech intends to obtain exclusive manufacturing and marketing rights to the Pallet for all of Asia. The parties agreed in principle that, once engineering studies were satisfactorily completed, the parties would enter into an agreement whereby Cultech would make payments to the Company including licensing fees and royalty payments based on units of Pallet production, although the letter of intent does not obligate the Company to enter into such an agreement. To date, the Company has taken no further action with respect to the letter of intent.

     Also in March 2000, the Company announced that it had received a production and marketing letter of intent from International Pallets of California. The letter of intent provides for the parties to negotiate an agreement whereby International Pallets would build a production facility that would allow International Pallets to produce, market and sell the Pallet in California and Nevada, although the letter does not obligate the Company to enter into such an agreement. In the event a formal agreement were negotiated between the parties, the agreement would include provisions providing for International Pallets to pay a license fee and royalty payments to the Company. To date, the Company has taken no further action with respect to the letter of intent.

     Employees

     The Company currently has two employees. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis.

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

     Each of the contracts was amended pursuant to an amendatory letter agreement (the "Amendment"), dated March 14, 2001, between the Company and each of Messrs. Stein, Kallan and Breslauer. The Amendment provided, among other things, that the number of shares to be granted under option would be 500,000 as to Mr. Stein, and 300,000 as to each of Mr. Kallan and Mr. Breslauer. The Amendment further provided, as to Mr. Stein, that if he were not instrumental in helping the Company secure $200,000 through the private placement of its common shares by April 23, 2001, (i) he would agree to the reduction of the number of shares to be granted to him under such option to 100,000 and (ii) the Company could cancel Mr. Stein's employment contract with the Company at any time after April 23, 2001, upon payment to Mr. Stein of $20,000. The Amendment also provided for monthly remuneration for Messrs. Stein, Kallan and Breslauer of $6,000, $3,000 and $4,000, respectively, subject to increases for Mr. Kallan and Breslauer based on the amount of time each allocates to the business of the Company.

     Pursuant to a letter agreement (the "Stein Letter Agreement") dated May 8, 2001, between the Company and Mr. Stein, the Company confirmed that it would reduce the number of shares to be granted to Mr. Stein under such option to 100,000, and would cancel Mr. Stein's employment contract effective May 1, 2001, in consequence of Mr. Stein's failure to secure financing for the Company in the amount of at least $200,000, all as provided in the Amendment. The Stein Letter Agreement provides that, instead of receiving a one-time payment of $20,000 upon cancellation of Mr. Stein's employment contract as provided in the Amendment, Mr. Stein shall instead receive $2,000 per month for ten months, commencing June 1, 2001. Further, the Stein Letter Agreement provides that, if Mr. Stein is able to arrange financing for the Company in the future, the Company will grant Mr. Stein an option to purchase a number of shares, up to 400,000, based on the contemplated financing target of $200,000 (i.e., if Mr. Stein raises $100,000, then the Company will grant 200,000 shares under option). Mr. Stein also acknowledged in the Stein Letter Agreement that, as of May 1, 2001, he relinquished his titles of Chairman of the Board and Chief Executive Officer of the Company, and became Vice Chairman of the Board.

                           PART II -OTHER INFORMATION


Item 1.  Legal Proceedings

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada.


Item 2.  Changes in Securities


     During the first six months of 2001, the Company undertook a private placement offering of units (the "Units") to Accredited Investors (as such term is defined in Rule 501 of Regulation D under the Securities Act of 1933). Each Unit consisted of one (1) share of the Company's common stock and one (1) warrant, exercisable for one year from the agreement date, to purchase one (1) additional share of the Company's common stock at a price of $0.75. The Company sold each Unit for $.20 per Unit. The Company realized proceeds of $200,000 from the sale of Units under this offering. The Company completed this transaction in June 2001, with the proceeds from the offering to be used to pay for operating costs and provide working capital. Because of a possible technical defect in the offering, the Company offered the participants the right to rescind their subscriptions in the offering and to participate in a subsequent offering in which the possibility of a defect was eliminated. The subsequent offering was made upon the same terms as the original offering with the exceptions that the exercise price was changed to $0.50 per share from $0.75 per share and the purchase warrant was extended to two (2) years as consideration for any possible inconvenience experienced by the subscribers. All participants in the initial offering accepted the Company's rescission offer with respect to the Units subscribed for in the initial offering.

     Additionally, the Company is currently undertaking a new private placement of units consisting of a promissory note that bears interest at a rate of 15% per annum and a warrant to purchase three (3) shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two (2) years from the date of subscription. To date, the Company has raised One Hundred Thousand Dollars ($100,000) in this offering.


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

         10.5 Employment Agreement between the Company and Charles H. Stein, dated December 18, 2000 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

         10.6 Employment Agreement between the Company and Mark L. Kallan, dated December 18, 2000 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

         10.7 Employment Agreement between the Company and Gerald Breslauer, dated December 18, 2000 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

         10.8 Amendment to Employment Agreements between the Company and each of Charles H. Stein, Mark L. Kallan and Gerald Breslauer, dated March 14, 2001 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15,
               2001).


         10.9 Letter Agreement between the Company and Charles H. Stein, dated May 8, 2001 (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15,
               2001).

         (b)   Reports on Form 8-K

                  None

                                    SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2001.


                              ENVIROKARE TECH, INC.
                              Registrant



                              By:   /s/ STEVE PAPPAS
                                   --------------------------------------
                                   Name:  Steve Pappas
                                   Title: President
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)