Form 10QSB
period 2001-09-30
ENVIROKARE TECH INC
filed 2001-11-14
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of October 18, 2001, was 14,889,478.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements                                                1

               Accountant's Review Report                                      2

               Consolidated Balance Sheets                                     3

               Consolidated Statements of Operations and Comprehensive Loss    4

               Consolidated Statement of Stockholders' Equity                  5

               Consolidated Statements of Cash Flows                           6


               Notes to the Consolidated Financial Statements                  7


Item2.    Plan of Operation                                                   20


Part II -- OTHER INFORMATION

Item 1    Legal Proceedings                                                   29

Item 2    Changes in Securities                                               29

Item 3    Defaults Upon Senior Securities                                     29

Item 4    Submission of Matters to a Vote of Security Holders                 29

Item 5    Other Information                                                   29

Item 6    Exhibits and Reports on Form 8-K                                    29

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                              ENVIROKARE TECH, INC.
                              Financial Statements
                               September 30, 2001


                              WILLIAMS & WEBSTER PS

                          Certified Public Accountants
                        Bank of America Financial Center
                          W. 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

Board of Directors
Envirokare Tech, Inc.
2470 Chandler, Suite 5
Las Vegas, Nevada  89120


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a development stage company) as of September 30, 2001 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the three months and nine months ended September 30, 2001 and 2000, and for the period from June 15, 1998 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 25, 2001

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30,
                                                                          2001       December 31,
                                                                      (unaudited)       2000
                                                                      -----------    -----------
ASSETS
     CURRENT ASSETS
         Cash                                                         $        41    $    11,362
         Due from related party                                             6,753          6,438
                                                                      -----------    -----------
             TOTAL CURRENT ASSETS                                           6,794         17,800
                                                                      -----------    -----------

     PROPERTY AND EQUIPMENT
         Furniture and fixtures                                             1,893          1,893
         Office equipment                                                   7,999          6,661
         Molds                                                             43,000         70,000
             Less accumulated depreciation                                 (4,331)        (3,017)
                                                                      -----------    -----------
             TOTAL PROPERTY AND EQUIPMENT                                  48,561         75,537
                                                                      -----------    -----------

     OTHER ASSETS
         Deposits and retainers                                            23,223         81,560
         License agreement                                                525,000             --
         Patent acquisition and patent costs                            1,968,458      1,966,726
                                                                      -----------    -----------
             TOTAL OTHER ASSETS                                         2,516,681      2,048,286
                                                                      -----------    -----------

         TOTAL ASSETS                                                 $ 2,572,036    $ 2,141,623
                                                                      ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY CURRENT
     LIABILITIES
         Accounts payable                                             $   141,783    $        --
         Deposits payable                                                   3,000             --
         Notes payable                                                     61,965         61,965
         Accrued interest                                                  31,452         12,989
         Due to related party                                             285,000             --
                                                                      -----------    -----------
             TOTAL CURRENT LIABILITIES                                    523,200         74,954
                                                                      -----------    -----------

     NON-CURRENT LIABILITIES
         Notes payable                                                    300,000             --
                                                                      -----------    -----------
             TOTAL NON-CURRENT LIABILITIES                                300,000             --
                                                                      -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                             --             --
                                                                      -----------    -----------

     STOCKHOLDERS' EQUITY
         Convertible preferred stock, 10,000,000 shares authorized,
             $.001 par value; 500,000 shares issued and
             outstanding                                                      500            500
         Common stock, 200,000,000 shares authorized,
             $.001 par value; 14,889,478 and 13,889,478 shares
             issued and outstanding, respectively                          14,889         13,889
         Stock subscriptions receivable                                        --             --
         Additional paid-in capital                                     3,337,257      3,066,257
         Stock options                                                    621,000        529,000
         Accumulated deficit during development stage                  (2,220,762)    (1,538,929)
         Other comprehensive loss                                          (4,048)        (4,048)
                                                                      -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                     1,748,836      2,066,669
                                                                      -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,572,036    $ 2,141,623
                                                                      ===========    ===========


              See accomanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                          Period from
                                          Three Months    Three Months    Nine Months     Nine Months     June 15,1998
                                             Ended           Ended           Ended           Ended        (Inception) to
                                          September 30,   September 30,   September 30,   September 30,   September 30,
                                              2001            2000           2001            2000            2001
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                          ------------    ------------    ------------    ------------    ------------
REVENUES                                  $         --    $         --    $         --    $         --    $         --
                                          ------------    ------------    ------------    ------------    ------------
EXPENSES
     Consulting fees - related parties          37,000          24,000         198,500          47,987         602,203
     Other consulting fees                      31,000          72,000         168,000         121,115         658,165
     Rent                                        7,871           2,292          20,975           6,876          44,070
     General and administrative                 24,367          33,266          62,271          99,670         288,374
     Depreciation                                  473             404           1,314           1,202           4,331
     Professional fees                          44,250          22,128         114,601          76,827         278,245
     Research and development                   82,269          13,310          82,269          20,319         180,938
     Wages, salaries, and payroll taxes            455          58,658          14,377          98,227         131,879
                                          ------------    ------------    ------------    ------------    ------------
        TOTAL EXPENSES                         227,685         226,058         662,307         472,223       2,188,205
                                          ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                          (227,685)       (226,058)       (662,307)       (472,223)     (2,188,205)

OTHER EXPENSES
     Interest expense                           16,251           1,562          19,526           4,657          32,557
                                          ------------    ------------    ------------    ------------    ------------
        TOTAL OTHER EXPENSES                    16,251           1,562          19,526           4,657          32,557
                                          ------------    ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES        (243,936)       (227,620)       (681,833)       (476,880)     (2,220,762)

PROVISION FOR INCOME TAXES                          --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

NET LOSS                                      (243,936)       (227,620)       (681,833)       (476,880)     (2,220,762)

OTHER COMPREHENSIVE LOSS
     Foreign currency translation loss              --            (762)             --          (2,860)         (4,048)
                                          ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                        $   (243,936)   $   (228,382)   $   (681,833)   $   (479,740)   $ (2,224,810)
                                          ============    ============    ============    ============    ============

     BASIC AND DILUTED NET LOSS
        PER COMMON SHARE                  $      (0.02)   $      (0.02)   $      (0.05)   $      (0.04)   $      (0.19)
                                          ============    ============    ============    ============    ============

     WEIGHTED AVERAGE NUMBER
        OF BASIC AND DILUTED COMMON
        STOCK SHARES OUTSTANDING            14,889,478      11,189,478      14,233,800      11,035,402      11,668,397
                                          ============    ============    ============    ============    ============


              See accomanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                              Preferred Stock             Common Stock
                                                         ------------------------   -----------------------    Additional
                                                            Number                     Number                   Paid-in
                                                          of Shares      Amount      of Shares     Amount       Capital
                                                          ----------   ----------   ----------   ----------   ----------
Issuance of common stock in June, 1998
     for cash at $0.001 per share                                 --   $       --   10,000,000   $   10,000   $       --

Net loss for period ended December 31, 1998                       --           --           --           --           --
                                                          ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                                        --           --   10,000,000       10,000           --

Issuance of common stock at an average of $0.45
     per share for cash                                           --           --      746,140          746      334,053

Issuance of  preferred stock at $0.50 per share
     for cash                                                500,000          500           --           --      249,500

Issuance of stock options for services                            --           --           --           --           --

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                      --           --           --           --        1,847

Net loss for year ended December 31, 1999                         --           --           --           --           --

Foreign currency translation loss                                 --           --           --           --           --
                                                          ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999                                   500,000          500   10,746,140       10,746      585,400

Cash received for subscriptions receivable                        --           --           --           --           --

Issuance of common stock at an average of $0.45
     per share for cash                                           --           --      543,338          543      356,957

Expiration of stock options                                       --           --           --           --      120,000

Issuance of stock options for services                            --           --           --           --           --

Stock options exercised at $0.58 per share                        --           --      100,000          100       81,400

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly owned subsidiary, at
     $0.77 per share                                              --           --    2,500,000        2,500    1,922,500

Net loss for the year ended December 31, 2000                     --           --           --           --           --

Foreign currency translation loss                                 --           --           --           --           --
                                                          ----------   ----------   ----------   ----------   ----------

Balance, December 31, 2000                                   500,000          500   13,889,478       13,889    3,066,257

Expiration of stock options                                       --           --           --           --      132,000

Issuance of stock options for services                            --           --           --           --           --

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $ 0.06 per share                   --           --    1,000,000        1,000      139,000

Net loss for nine months ended September 30, 2001                 --           --           --           --           --
                                                          ----------   ----------   ----------   ----------   ----------
Balance, September 30, 2001 (unaudited)                      500,000   $      500   14,889,478   $   14,889   $3,337,257
                                                          ==========   ==========   ==========   ==========   ==========


                                                                                       Accumulated
                                                                                         Deficit
                                                            Warrants                      During         Other           Total
                                                              and       Subscriptions   Development   Comprehensive   Stockholders'
                                                          Stock Options   Receivable       Stage          Loss           Equity
                                                          -----------    -----------    -----------    -----------    -----------
Issuance of common stock in June, 1998
     for cash at $0.001 per share                         $        --    $        --    $        --    $        --    $    10,000

Net loss for period ended December 31, 1998                        --             --        (34,427)            --        (34,427)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                                         --             --        (34,427)            --        (24,427)

Issuance of common stock at an average of $0.45
     per share for cash                                            --       (105,000)            --             --        229,799

Issuance of  preferred stock at $0.50 per share
     for cash                                                      --             --             --             --        250,000

Issuance of stock options for services                        552,000             --             --             --        552,000

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                       --             --             --             --          1,847

Net loss for year ended December 31, 1999                          --             --       (893,173)            --       (893,173)

Foreign currency translation loss                                  --             --             --         (1,202)        (1,202)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                                    552,000       (105,000)      (927,600)        (1,202)       114,844

Cash received for subscriptions receivable                         --        105,000             --             --        105,000

Issuance of common stock at an average of $0.45
     per share for cash                                            --             --             --             --        357,500

Expiration of stock options                                  (120,000)            --             --             --             --

Issuance of stock options for services                        121,000             --             --             --        121,000

Stock options exercised at $0.58 per share                    (24,000)            --             --             --         57,500

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly owned subsidiary, at
     $0.77 per share                                               --             --             --             --      1,925,000

Net loss for the year ended December 31, 2000                      --             --       (611,329)            --       (611,329)

Foreign currency translation loss                                  --             --             --         (2,846)        (2,846)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                                    529,000             --     (1,538,929)        (4,048)     2,066,669

Expiration of stock options                                  (132,000)            --             --             --             --

Issuance of stock options for services                        164,000             --             --             --        164,000

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $ 0.06 per share                60,000             --             --             --        200,000

Net loss for nine months ended September 30, 2001                  --             --       (681,833)            --       (681,833)
                                                          -----------    -----------    -----------    -----------    -----------
Balance, September 30, 2001 (unaudited)                   $   621,000    $        --    $(2,220,762)   $    (4,048)   $ 1,748,836
                                                          ===========    ===========    ===========    ===========    ===========


              See accomanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Period from
                                                                     Nine           Nine       June 15, 1998
                                                                 Months Ended   Months Ended   (Inception) to
                                                                 September 30,  September 30,  September 30,
                                                                     2001           2000           2001
                                                                  (unaudited)    (unaudited)    (unaudited)
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (681,833)   $  (476,880)   $(2,220,762)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
     Depreciation  and amortization                                     1,314          1,202          4,331
     Stock options issued for consulting fees                         164,000         96,000        837,000
     Consulting fees due to related party applied to receivable            --             --          9,000
     Decrease (increase)  in prepaid expenses and deposits             58,337          8,510        (23,223)
     Increase (decrease) in accounts payable                          141,783       (100,356)       141,783
     Increase in rent deposit payable                                   3,000             --          3,000
     Increase in accrued interest receivable, related party              (315)            --           (753)
     Increase in accrued interest payable                              18,464          4,657         31,453
                                                                  -----------    -----------    -----------

     Net cash used by operating activities                           (295,250)      (466,867)    (1,218,171)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan to related party                                                 --        (15,175)       (15,000)
     Purchase of molds                                                 27,000        (70,000)       (43,000)
     Payments of license agreement                                   (525,000)            --       (525,000)
     Patent costs                                                      (1,733)        (6,228)       (10,129)
     Purchase of equipment                                             (1,338)          (300)        (8,045)
                                                                  -----------    -----------    -----------

     Net cash used in investing activities                           (501,071)       (91,703)      (601,174)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock                                 --             --        250,000
     Proceeds from sale of common stock                               200,000        462,500        959,799
     Proceeds from notes payable                                      300,000             --        300,000
     Proceeds from issuance of notes payable to related party         285,000             --        313,635
                                                                  -----------    -----------    -----------

     Net cash provided by financing activities                        785,000        462,500      1,823,434
                                                                  -----------    -----------    -----------

Increase (decrease) in cash                                           (11,321)       (96,070)         4,089

Adjustment for foreign currency  translation                               --         (2,860)        (4,048)

Cash, beginning of period                                              11,362        148,046             --
                                                                  -----------    -----------    -----------

Cash, end of period                                               $        41    $    49,116    $        41
                                                                  ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                $     1,265    $        --    $     1,265
                                                                  ===========    ===========    ===========

     Income taxes paid                                            $        --    $        --    $        --
                                                                  ===========    ===========    ===========

NON-CASH TRANSACTIONS:
     Common stock issued for acquisition of subsidiary            $        --    $        --    $ 1,925,000
     Note issued for purchase of property, equipment,
          and operating expenses                                  $        --    $        --    $     3,635
     Note issued for pending patent to related party              $        --    $        --    $    33,330
     Note issued for deposit for stock                            $   100,000    $        --    $   100,000
     Stock options issued for consulting fees                     $   164,000    $    96,000    $   837,000
     Stockholder's contribution for equipment                     $        --    $        --    $     1,847


              See accomanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


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

The  Company  includes  the assets and  investment  in  Electroship  Acquisition
Corporation  and  Envirokare   Composite   Corp.,   wholly-owned   non-operating
subsidiaries, in these financial statements. See Notes 3 and 7.

The Company is in the development stage and, as of September 30, 2001, had realized no revenues from its planned operations.


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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $2,220,762, which includes a net loss of $681,833 for the nine months ended September 30, 2001, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales on an ongoing basis.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

Technologies Corp. for professional and technical services in order to improve the Company's prospective product offerings and manufacturing processes. The finished product is expected to be available for distribution to potential customers for in-use evaluation during the first quarter of year 2002.

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

Development Stage Activities

The Company has been in the development stage since its formation in June 1998. It is primarily engaged in the refinement of a manufacturing process which is based on research findings for the development of pallets made of recycled and virgin plastic materials.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

Interim Financial Statements

The interim financial statements as of and for the nine months ended September 30, 2001 included herein have been prepared for the company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2001, the Company had convertible preferred stock, stock options and warrants outstanding, equivalent to 14,550,000 common stock shares, which are considered to be anti-dilutive.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


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

At September 30, 2001, the Company had net deferred tax assets of approximately $750,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $2,224,000, which expire in the years 2018 through 2020.

Reclassification

The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for September 30, 2001 and December 2000, or the periods then ended.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and the adoption of SFAS 131 had no effect on the Company's financial statements and disclosures. The adoption of SFAS 130, related to comprehensive income, is disclosed in the accompanying financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 3 - INTANGIBLE ASSETS (continued)

On December 1, 2000 the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights in exchange for shares of the Company's common stock. See Note 7. The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

On March 30, 2001, the Company completed a license agreement with Thermoplastic Composite Designs, Inc. (TCD) and received a license to manufacture the Company's E Pallet(TM), or Pallet, and other products to be developed. The license fee is a one-time fee of $525,000 that was paid by September 30, 2001. See Note 5.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                                   September 30,   December 31,
                                                        2001         2000
                                                      -------       -------
     Furniture and Fixtures                           $ 1,893       $ 1,893
     Less:  Accumulated Depreciation                      797           596
                                                      -------       -------
     Net Furniture & Fixtures                         $ 1,096       $ 1,297
                                                      =======       =======

     Office Equipment                                 $ 7,999       $ 6,661
     Less:  Accumulated Depreciation                    3,534         2,421
                                                      -------       -------
     Net Office Equipment                             $ 4,465       $ 4,240
                                                      =======       =======

     Molds                                            $43,000       $70,000
                                                      =======       =======

The Company, in the development of its pallet products, has acquired two sets of molds. The first generation mold was utilized for preliminary testing and pallet redesign purposes. This mold was developed at a cost of $70,000 and is of no commercial value. Accordingly, the first generation mold costs were expensed to research and development on September 30, 2001. The second generation molds, acquired at a cost of $43,000, will be depreciated over their expected useful lives, which currently has not been determined. These molds are currently carried at cost and the Company is continuing its research and development using these molds. When completed and placed in service, the molds will be depreciated over their expected useful lives. See Note 11.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 5 - SHORT-TERM DEBT

Short-term notes payable at September 30, 2001 and December 31, 2000 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $61,965. Accrued interest recorded on the notes payable at September 30, 2001 and December 31, 2000 was $17,624 and $12,989, respectively.

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

On March 30, 2001, the Company entered into a license agreement for intellectual property with TCD for $525,000. This amount was paid in full by September 30, 2001. See Note 3.

See Note 10 for discussion concerning a loan payable to a shareholder.

NOTE 6 - LONG-TERM DEBT

As of September 30, 2001, long-term debt consisted of an unsecured $100,000 note payable dated July 9, 2001, and an unsecured $200,000 note payable dated September 30, 2001. Both notes bear interest at 15% per annum, payable at maturity, which is two years from the dates of issuance. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance.

NOTE 7 - COMMON STOCK

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 7 - COMMON STOCK (continued)

partnership created to hold the intellectual property rights. Neither Electroship (N.Y.) Inc. nor its predecessor partnership were considered operating entities. Neither entity had material transactions during 2000. As such, no proforma financial information is contained in these disclosures.

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

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $0.001 per share, under Regulation D, Rule 504. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

NOTE 8 - PREFERRED STOCK

During the year ended December 31, 1999, 500,000 shares of preferred stock were issued for $250,000 cash. The preferred stock has no dividend rights, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 9 - STOCK OPTIONS

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

The purposes of the 1999 Stock Plan are to attract, retain and motivate employees, directors and consultants of the Company. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: risk-free interest rate at 5%, expected life at 10 years, and expected volatility at 30%. For the year ended December 31, 1999, the Company recorded $552,000 ($.24 per option) in consulting fees for the value of the options based upon these Black-Scholes assumptions. These stock options will expire September 29, 2009. See Note 10. The Plan also requires early exercising of the options for various reasons, including employment termination, separation from services, and cancellation or completion of consulting contracts.

All of the options granted by the Company are exercisable immediately. The Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales in any year of option shares equal to 25% of the total number of shares received under the optionee's grant. As of December 31, 2000, there remained 1,700,000 shares of common stock available for issuance under the Plan.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 9 - STOCK OPTIONS (continued)

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

                                                          Number of     Strike
                                                           Shares       Price
                                                          ----------    ------
Outstanding at December 31, 1998                                  --    $   --
Granted                                                    2,300,000     0.575
                                                          ----------    ------

Outstanding at December 31, 1999                           2,300,000     0.575
Expired                                                     (500,000)    0.575
Granted                                                      500,000     0.500
Exercised                                                   (100,000)    0.575
                                                          ----------    ------
Outstanding at December 31, 2000                           2,200,000
                                                          ----------
Weighted average strike price at December 31, 2000                      $0.559
                                                                        ------
Expired                                                     (550,000)    0.575
Granted                                                      100,000     0.600
Granted                                                      900,000     0.300
                                                          ----------    ------
Outstanding at September 30, 2001                          2,650,000
                                                          ==========
Weighted average strike price at September 30, 2001                     $0.469
                                                                        ======
Options Exercisable at September 30, 2001                  2,650,000
                                                          ==========

Weighted average fair value of options granted during
the nine months ended September 30, 2001                                $ 0.16
                                                                        ------

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 10 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $32,988 for consulting fees during the year ended December 31, 2000. Ms. Runnalls received $22,715 in cash for consulting fees during the year ended December 31, 1999.

On August 8, 2000, the Company authorized a shareholder's loan to Ms. Runnalls in the amount of $15,000. Terms of the unsecured, demand loan require interest payments of 7% per annum simple interest. The shareholder loan balance, including accrued interest, at September 30, 2001 was $6,753.

Stock options of 2,300,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. During the year ended December 31, 2000, the Company granted 200,000 stock options for common stock shares to the then president of the Company. See Note 9. On December 11, 2000, the president of the Company resigned and is currently a member of the board of directors of the Company.

During 2001, a shareholder loaned the Company $285,000. This amount bears interest calculated at 10% per annum. The loan balance, including accrued interest, on September 30, 2001 was $295,293. It is the Company's intent to repay this shareholder loan by the year ending December 31, 2001.

On January 16, 2001, the Company granted 100,000 stock options for common stock shares to Trevor Bedford, who was a member of the board of directors of the Company. Effective September 13, 2001, Mr. Bedford resigned as a member of the board of directors of the Company.

On March 14, 2001, the Company granted 100,000 stock options for common stock shares to Charles Stein, then president of the Company. See Note 9. Effective May 1, 2001, Mr. Stein resigned as president of the Company and is currently a member of the board of directors of the Company.

On March 14, 2001, the Company granted 300,000 stock options for common stock shares each to Gerald Breslauer, the vice president of administration of the Company, and Mark Kallan, the executive vice president of the Company.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company entered into employment contracts with Charles H. Stein, Mark Kallan, and Gerald Breslauer dated December 18, 2000. These contracts call for compensation totaling $144,000 annually combined commencing on December 31, 2000 and ending on December 31, 2005. These employment contracts also carry stock options, which have been included in the stock options calculation. See Note 8. The employment contract with Charles H. Stein was canceled effective May 1, 2001. This contract carried an employment cancellation fee of $20,000 to be paid to Charles H. Stein at $2,000 per month for ten months commencing on June 1, 2001. The employment contracts for Mark Kallan and Gerald Breslauer were amended by contracts, dated March 14, 2001 that call for compensation totaling $84,000 annually combined ending December 31, 2005.

Lease Agreements

The Company entered into a lease for office space in Las Vegas, Nevada for the period of thirty-six months beginning October 1, 1998. The lease period was extended for a three-month period to December 31, 2001, by mutual agreement between the landlord and the Company. Monthly payments are currently $800 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,794.50 per month with additional charges for common area. A security deposit and last month's rent was paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time. Future annual minimum lease payments for the term of the lease as of September 30, 2001 are as follows for the years ending December 31:

          2001                           $8,384
          2002                          $34,764
          2003                          $36,156
          2004                          $37,605
          2005                          $39,109

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Development Contract

In November 1999, the Company entered into a product/technology development contract with TCD, whereby TCD would provide professional and technical services to the Company. Terms of the contract required TCD to, among other matters, modify the Company's pallet design, provide pallet material specifications, supply the pallet molds, and develop pallet prototypes and demonstration units. The total payable by the Company under this contract was $133,800. During the year ended December 31, 1999, the amount paid was $50,800 leaving a balance owing of $83,000. During the period ended June 30, 2000, this balance was paid. The Company capitalized $70,000 of these research and development costs as prepaid expenses at December 31, 1999 to reflect the value of the molds derived from this contract. As of June 30, 2000, this prepaid expense of $70,000 was reclassified as molds, a depreciable component of the Company's property and equipment. The first generation molds were utilized in initial pallet testing and design. Substantial physical modifications were made to these molds, which rendered the molds of no commercial value. Accordingly, the cost of these molds was allocated to research and development expenses, as of September 30, 2001. The second generation molds were acquired at a cost of $43,000 and are classified as molds, a depreciable component of the Company's property and equipment. The Company is continuing its research and development of the Pallet using these molds. See Note 4.

Litigation

For information on the Company's litigation, see Note 5.

Merger Agreement with Thermoplastic  Composite Designs, Inc.

The Company and TCD entered into a merger agreement, which provides that TCD will merge with Envirokare's wholly-owned subsidiary, Envirokare Composite Corp., upon certain specific terms and conditions. This merger, if consummated, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD, if the Company's common stock trades in a nationally recognized securities market, such as the NYSE, NASDAQ (or OTCBB), or AMEX, at a minimum five dollar ($5.00) value for thirty (30) days during the thirty (30) month period immediately following March 30, 2001. At the end of the thirty (30) month period following March 30, 2001, if the market value for 3,000,000 shares of the Company's common stock is less than $15,000,000, the Company may elect to provide additional shares of common stock or cash to the TCD stockholders to meet the required $15,000,000 purchase price. Any payment of cash under this option shall not exceed $7,500,000. The Company has the sole option to determine the amounts of additional stock or cash that would be paid under the option.

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

     The Company had originally planned to have licensees begin producing the Pallet in 2000, but decided to conduct additional tests, which delayed the previously planned production start date. The discovery of significantly improved substrate technology caused the Company to rethink its initial production start dates, as well as production and marketing strategy. Consequently, additional product development and testing was required that would be specific to the improved substrate composition, prior to initiating the launch of production operations.

     Although the Company's decision to further develop and test the Pallet has set back production dates, the Company believes that this additional research and development has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the Pallet through in-use testing beginning in the first quarter of 2002. Company management anticipates that the Company will commence commercial production of the Pallet once appropriate production facilities are procured and commissioned for production, currently anticipated for sometime in 2002.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the nine months ended September 30, 2001, the Company had a net loss of $681,833. The Company's net loss accumulated for the period from June 15, 1998 (inception) to September 30, 2001 was $2,220,762. The Company anticipates that it will begin to generate revenue during 2002, upon the planned start of production of the E Pallet(TM) by the Company. At September 30, 2001, the Company had current assets of $6,794. During the nine months ended September 30, 2001, the Company's cash resources decreased by $114,138 as a result of general and administrative expenses and license payments. At September 30, 2001 the Company had current liabilities of $523,200. At September 30, 2001 current liabilities exceeded current assets by $516,406. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock, convertible preferred stock and units consisting of promissory notes and attached warrants. The Company has budgeted pre-production and other production-related expenditures for the twelve months through September 30, 2002 at $720,000, excluding license fees which may become due and payable, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources.

     Since late 2000, the Company has been raising capital through a series of private placements. Although it encountered difficulties during late 2000 and early 2001, due in part to the volatile condition of the equity markets, the Company believes that it has recently overcome such difficulties, as it completed in the second quarter of 2001a private placement consisting of units of the Company's common stock and warrants to purchase common stock. See "Part II -- Other Information. Item 2. Changes in Securities." Additionally, the Company is currently undertaking a new private placement of units consisting of a promissory note that bears interest at a rate of 15% per annum and a warrant to purchase three (3) shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two (2) years from the date of subscription. To date, the Company has raised Three Hundred Thousand Dollars ($300,000) in this offering.

     The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it can continue with its production and marketing plans, which in the short term include the start-up of Pallet manufacturing operations, and in the longer term include adding additional production lines and expanding the product line mix. The Company's management believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to September 30, 2002.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company may be required to raise substantial funds in addition to funds already raised through the issuance of the Company's securities. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's plans include the possibility of setting up its own production operations, in addition to having licensees produce various Company products under development. If the Company cannot raise enough funds, it may not be able to carry out a plan to set up its own manufacturing operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

     Products; Product Development

     The Company's first product is the E Pallet(TM), made through a unique manufacturing process which allows for 80% of the material to be recycled thermoplastics. This process is called Thermoplastic Flow Forming ("TPF Process" or "Process"). See " -- TPF Process," below.

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

     The Company believes that after extensive studies and refinement, it has minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company plans to continue to conduct further testing during the fourth quarter of 2001, which it believes will provide information as to the longevity of the Pallet compared to other materials and provide marketing strategies for the Company. Analysis to date indicates that the Company's standard 48-inch by 40-inch Pallet will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide.

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

     Acquisition of Electroship (N.Y.) Inc.

     On December 21, 2000, the Company, Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company ("EAC"), and Electroship (N.Y.) Inc., a New York corporation ("Electroship") consummated the merger of Electroship with and into EAC with EAC continuing as the surviving corporation (the "Merger"). The consideration received by Electroship Partners, the former shareholder of Electroship, in the Merger consisted of 2,500,000 shares of the Company's common stock, par value $.001 per share. Electroship Partners has since dissolved and distributed its assets, including such shares, among its former partners. Electroship was engaged in the business of developing wireless tracking technology for the shipping industry.

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

     License Agreement with TCD

     The Company announced, on December 1, 2000, that it had completed a letter of intent with TCD to enter into an arrangement to manufacture products utilizing TCD's TPF process. The Company, through Envirokare Composite Corp. ("ECC"), its wholly-owned subsidiary, and TCD completed a license agreement on March 30, 2001 pursuant to which the Company's proprietary pallet and other products to be developed will be manufactured using TCD's proprietary TPF process. The license agreement provides that the Company will make a payment in the amount of Four Hundred and Fifty Thousand dollars ($450,000) to TCD. This payment is in addition to a deposit held on the Company's account by TCD in the amount of Seventy-five Thousand dollars ($75,000). This deposit was applied to the license fee payable to TCD during June 2001. As required by the license agreement, the Company completed license payments to TCD during September 2001.

     The Company and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if the Company's shares trade at a specified level during the thirty (30) month period following the agreement date. In the event that the Company's shares have not traded at such specified level by the end of the thirty (30) month period, then ECC and the Company have the option to effect the merger of TCD with ECC by paying to TCD's shareholders additional consideration, either in cash or additional shares of Envirokare.

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

     The Company had originally planned to have licensees begin producing the Pallet during 2000 but decided to conduct additional product tests, which delayed a previously planned production start date. Significantly improved substrate technology developments caused the Company to rethink its business plan which included the method of marketing the Pallet and initial production start-up dates. The Company now expects to begin production of the Pallet sometime in 2002.

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

     Also, in March 2000, the Company announced that it had received a production and marketing letter of intent from International Pallets of California. The letter of intent provides for the parties to negotiate an agreement whereby International Pallets would build a production facility that would allow International Pallets to produce, market and sell the Pallet in California and Nevada, although the letter does not obligate the Company to enter into such an agreement. In the event a formal agreement were negotiated between the parties, the agreement would include provisions providing for International Pallets to pay a license fee and royalty payments to the Company. To date, the Company has taken no further action with respect to the letter of intent.

     Employees

     The Company's current policy is to utilize consultants for business, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of operations. Accordingly, the Company has no employees at this time.

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

Item 2. Changes in Securities

     The Company is currently undertaking a private placement of units consisting of a promissory note that bears interest at a rate of 15% per annum and a warrant to purchase three (3) shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two (2) years from the date of subscription. To date, the Company has raised Three Hundred Thousand Dollars ($300,000) in this offering.

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

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.


                                  ENVIROKARE TECH, INC.
                                  Registrant

                                  By:   /s/STEVE PAPPAS
                                       -----------------------------
                                       Name:  Steve Pappas
                                       Title: President
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)