Form 10KSB
period 2001-12-31
ENVIROKARE TECH INC
filed 2002-03-28
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the fiscal year ended    December 31,  2001
or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____ to _____


Commission File Number  000-26095


                              ENVIROKARE TECH, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Nevada                                        88-0412549
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


  2470 Chandler Avenue, Suite 5, Las Vegas, Nevada               89120
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code  (702) 262-1999

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2002 is $3,722,787.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 28, 2002 was 25,056,144

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

     Development and Business of the Company

     Envirokare Tech, Inc., ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998. The executive offices of the Company are located at 2470 Chandler, Suite 5, Las Vegas, Nevada 89120. The Company's telephone number is (702) 262-1999. During the first quarter of 2001, the Company leased additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431. The Company is currently in the process of searching for a subleasee for its Boca Raton, FL office.

     The Company is a development stage company, which was originally formed to create and market environmentally responsible products that would contain a component of recycled materials in their manufacture. Currently, the Company is completing development of industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD"), a research and development organization, which has developed and is attempting to secure patents on certain processes for itself. Specifically, the license agreement contains provisions for the Company to commercially exploit the TCD developed Thermoplastic Flowforming process ("TPF Process" or "Process") by marketing products currently in development and creating and marketing other contemplated products within various market sectors and industries.

     The Company's current operating strategy is consistent with its focus on developing environmentally responsible products. As products are developed and readied for market, the Company intends to enter into operations to bring such products to market through license agreements and potentially through its own production efforts.

     The Company anticipates that the materials handling industry will be the initial entry point for the Company's first commercial application of the TPF Process, with the introduction of the Company developed E Pallet (sometimes referred to herein as the "Pallet"). A pallet is a portable platform for handling, storing, or moving materials and packages as used in, for example, warehouses, factories and vehicles.

     The Company possesses previous experience in the pallet industry, having entered the pallet manufacturing business in December 1998. Pursuant to an asset purchase agreement and an assignment agreement, each dated December 15, 1998, the Company purchased certain assets, including all of the equipment, early-stage rubber mold technology and patent rights potentially applicable to future development of rubber mold technology for creating a pallet made of recycled materials, from Real Morel, a businessman operating International Pallet Control Systems Inc. and The Pallet Company, both private Canadian companies. The Company substantially improved upon the purchased early-stage rubber mold technology and developed, after more than a year of research and working with specialists in the field, a molded Pallet created by mixing plastics with composite materials. The Company believes that the finished product will meet the requirements of many pallet users.

     In November 1999, the Company enlisted the services of TCD to design and supply the appropriate system required to manufacture the Pallet and other contemplated materials handling products. TCD was also contracted to assist in making Pallet design modifications to meet product specifications provided by the Company.

     On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD to manufacture the Pallet and other products to be developed. Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares trade at a specified level during the thirty (30) month period following the agreement date. In the event that Envirokare's shares have not traded at such specified level by the end of the thirty (30) month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by paying to TCD's shareholders additional consideration, either in cash or additional shares of Envirokare.

     In addition to Pallets, the Company expects to be able to market a wide range of large structural parts manufactured through the joint efforts of the Company and TCD, for industries which may include aerospace, automotive, construction, marine, medical, military, transportation and waste management.

     Products; Product Development

     The Company anticipates that its first product to be commercialized will be the Pallet, made through the unique TPF manufacturing Process, which allows for up to 80% of the Pallet material to be comprized of recycled thermoplastics. The TPF Process is proprietary and enables the manufacturer to create large structural parts using thermoplastic resins. The Process uses recycled or virgin resins and is designed to reuse its own waste, thereby minimizing the creation of waste by-products.

     Key advantages of the Company's Pallet will include increased strength and durability, lighter weight, environmental benefits (no lumber required, 100% recyclable, no fungicides/bacterial spraying required, no land fill dumping, and less energy to manufacture), increased safety, because there is no splintering of wood or hazardous nails/bolts, increased ease of use (because of 4 way entry access into the Pallet), longer life cycle, and lower costs per pallet-round-trip. The Pallet has also been designed to resist damage caused from use and to handle large loads when evenly loaded. The single piece construction of the Pallet is expected to mitigate numerous product and personal liability issues that occur in typical pallet programs. As there are no fasteners or components to break apart from the Pallet, the Company anticipates that its customers will experience reduced pallet breakage.

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

     The Company contracted with substrate component testing engineers in the Akron, Ohio area during 1999 who performed the primary series of substrate component tests. Subsequent to the preliminary tests conducted on substrate components, the Company and TCD entered into a product/technology development contract in connection with TCD's assisting the Company in modifying earlier versions of the Pallet design. The contract required TCD to deliver a pallet that would meet design specifications including: 48-inch by 40-inch dimension; a maximum weight requirement; and a target substrate composition. The contract also provided that TCD would supply the appropriate engineered mold for the Company's first production facility. The Company's payments to TCD under this contract for the development of a first generation Pallet mold totaled $50,800 in 1999 and $83,000 in 2000.

     Additional Pallet testing and evaluation was conducted at Virginia Polytechnic Institute and State University, in Blacksburg, Virginia, through the William H. Sardo Jr. Pallet and Container Research Laboratories ("Virginia Tech Testing Facilities"). Pallet testing commenced during May 2000. Initial test results at this facility provided the basis from which the Company and its product design contractor were able to make design adjustments resulting in a significantly improved Pallet. Further Pallet testing and evaluation through 2001 resulted in further adjustments to the Pallet design. As a result of the design adjustments and modifications, the first generation mold was deemed to be of no commercial value and the Company built a second generation mold during 2001, at a cost of $43,000. This second generation mold has produced Pallets that are currently being tested and evaluated at the Virginia Tech Testing Facilities.

     The Company believes that after extensive studies and refinement, it has minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company conducted further testing during the first quarter of 2002, which provided information as to the longevity of the Pallet compared to other materials. The additional testing also provided important technical information which aided the Company in modifying its mold design. These design modifications were incorporated into the Company's second generation Pallet mold. Analysis to date indicates that the Company's standard 48-inch by 40-inch Pallet will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide. This additional information will further the development of marketing strategies for the Company.

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

     The Company believes that its specialization in thermoplastic composites will provide a competitive advantage in the future. Until recently, thermoplastic composites were not considered commercially viable substitutes for thermoset composites, wood, aluminum, steel, and other metal alloys. However the recent introduction of long-strand reinforcing fiber(s) has dramatically increased the mechanical and physical properties of thermoplastic composites. During past years, these thermoplastic composite materials were utilized almost exclusively be the military and aerospace industries and were normally confined to smaller parts, due to the inordinate cost of hand application, which is a process of creating a part by manually applying layers of composite materials to a mold or shape.

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

     The primary asset that the Company acquired in this merger was a patent that was provisionally filed by Electroship with the United States Patent and Trade Office ("USPTO"). The Company made application to the USPTO to provisionally refile the patent during the first quarter of 2002. The Company anticipates that patents that may be issued as result of its provisional filing will provide the Company with, among other potential wireless product developments, the ability to develop materials handling products that will have wireless tracking capability. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable to many prospective customers. Company plans for additional development of this wireless Pallet technology are scheduled for late 2002.

     License Agreement with TCD

     The Company announced, on December 1, 2000, that it had completed a letter of intent with TCD to enter into an arrangement to manufacture products utilizing TCD's TPF Process. The Company, through ECC, its wholly-owned subsidiary, and TCD completed a license agreement on March 30, 2001 pursuant to which the Company's proprietary Pallet and other products it intends to develop will be manufactured using the TPF Process. The license agreement provided that the Company would make a payment in the amount of four hundred fifty thousand dollars ($450,000) to TCD. This payment would be in addition to a deposit held on the Company's account by TCD in the amount of seventy-five thousand dollars ($75,000). This deposit was to be applied to the license fee payable to TCD during June 2001. As required by the license agreement, the Company completed all license payments to TCD during September 2001.

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

     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from developing and operating its own manufacturing facilities in conjunction with TCD's production facility development assistance. As opportunities present themselves, the Company will also consider entering into national and international licensing agreements that would provide for royalty payments in connection with the manufacture and production of the Pallet and other contemplated products by third parties. License fees and royalty revenues would be based on units of production.

     The Company had originally planned to have licensees begin producing the Pallet during 2000 but decided to conduct additional product tests, which delayed a previously planned production start date. Significantly improved substrate technology developments caused the Company to rethink its business plan, including the method of marketing the Pallet and initial production start-up dates. The Company now expects to begin production of the Pallet sometime in 2002.

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

     Raw Materials

     The Company anticipates that its manufacturing processes will utilize significant amounts of plastic, differing in grade and price per pound. There are numerous recycled plastic suppliers in the United States including, K.W. Plastics and Image Products. The Pallet manufacturing process is flexible and allows for the inclusion of plastics of varying grades. As such, access to raw material required for production is not anticipated to be more than a short term supply issue. The Company's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of Pallets manufactured using virgin or recycled plastics.

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

     The Company's management believes that no toxic or hazardous materials will be by-products of the manufacturing processes of the Pallet. The TPF Process does not emit any VOCs, which are present in many thermoset composites. Accordingly, management of the Company believes that the Company will not have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations. However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

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

     Employees

     The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations. Accordingly, the Company has no employees at this time. The Company currently retains three consultants in the areas of marketing and administration. Contracts are entered into as required, with respect to consultants who provide engineering and technical support for Company products in development.

     Patents

     The Company has been assigned the rights to an invention for a Composite Pallet design. Composite Pallet components include recycled plastics. A patent application was filed on March 15, 2000. The Company was assigned the patent rights to the invention and this application (and any related rights) during the second quarter of 2000. The application was abandoned during February 2002; the USPTO asserted patentability was barred by prior art pallet designs. The Company is evaluating its patent filing options, which include refiling a new, more comprehensive patent application that would include both product design and product manufacturing and processing specifics and more clearly distinguish prior art.

     The Company also acquired rights in an invention and related provisional patent application entitled Apparatus and Method for Facilitating Shipping and Commerce, in connection with the merger with Electroship that was completed December 21, 2000. The application expired. The Company is refiling that application.

     The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. There can be no assurance that any particular patent will be granted or that patents issued to the Company will provide the protection contemplated. Patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. The Company cannot be certain that it is the first to make the inventions to be covered by the patent applications it intends to file. Litigation, interference proceedings or other governmental proceedings that the Company may become involved in with respect to its proprietary technologies or the proprietary technology of others could result in substantial cost to the Company and the Company may not have the required resources to pursue such litigation or proceedings or to protect its patent rights. An adverse outcome in litigation with respect to the validity of any of the Company's patents could subject it to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using a product or technology. The Company may not be able to license any such patent rights on acceptable terms, successfully challenge third party patent rights or meet its obligations under those licenses that it does enter into.

     The Company also relies upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Third parties may independently develop such know-how or otherwise obtain access to the Company's technology to the Company's disadvantage.

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


Item 2.  Description of Property

     The Company leases corporate office space located at 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120. The leased premises consists of 600 square feet and is insured under public liability insurance. The Company entered into a 36-month lease whose term began October 1, 1998, at an initial monthly rental of $700. The lease period was extended for a three month period beginning October 1, 2001 and further extended for a twelve month period beginning January 1, 2002. The Company's total lease payments for its Las Vegas office space for the fiscal years ended December 31, 1999, 2000 and 2001 were $8,062, $9,276, and $9600, respectively. The Company's total lease payments for the fiscal year ending December 31, 2002 will be $10,056.

     During the first quarter of 2001, the Company leased additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431. The Company anticipated relocating its executive offices to the Boca Raton, FL office during 2001. Company plans changed during 2001 resulting in the Company currently seeking a subleasee to assume the lease and office space at the Boca Raton location. The Company's total lease payments for its Boca Raton office space for the fiscal year ended December 31, 2001 were $33,375. The Company's total lease payments for the fiscal year ending December 31, 2002 will be $33,534.

Item 3.  Legal Proceedings

     The Company is a defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada under which the Company was served in May 2000. Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998. The amount claimed is approximately $69,600 including interest. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability and to advance a set-off and counterclaim. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company. During the fiscal year ended December 31, 2001, no further action was taken with respect to this matter, by either the Company or Mr. Morel.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. The Company's common shares commenced trading on the OTC Bulletin Board on December 1, 1999. From January 1, 2001, to March 31, 2001 (the first quarter), the high closing price of the Company's common stock was $0.73 and the low closing price was $0.28. From April 1, 2001 to June 30, 2001 (the second quarter), the high closing price of the Company's common stock was $0.30 and the low closing price was $0.13. From July 1, 2001 to September 30, 2001 (the third quarter), the high closing price of the Company's common stock was $0.19 and the low closing price was $0.09. From October 1, 2001 to December 31, 2001 (the fourth quarter) the high closing price of the Company's common stock was $0.32 and the low closing price was $0.08. During the quarter commencing January 1, 2002, through February 28, 2002, the high closing price was $0.19 and the low closing price was $0.10. The quoted prices reflect the Company's 2-for-1 stock split payable March 6, 2000 as discussed below. These OTC quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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

     As of February 28, 2002, there were 89 holders of record of the Company's common stock.

     There have been no cash dividends declared on the Company's common stock in the last two fiscal years. Dividends are declared at the sole discretion of the Company's Board of Directors.

     Unregistered Sales of Securities during the Last Three Fiscal Years

     There have been no sales of unregistered securities within the last three fiscal years which would be required to be disclosed pursuant to Item 701 of Regulation S-B and not previously reported, except for the following:

     The share amounts and prices shown below have been adjusted to take into account the March 2000 stock split that was effected by the Company.

     During November 2001, the Company completed a private placement offering of Units to accredited investors. Each Unit consisted of a two year promissory note that bears interest at a rate of 15% per annum and a warrant, exercisable for two years from the agreement date, to purchase three (3) additional shares of the Company's common stock at a price of $0.195. The Company sold each Unit for $1.00 per Unit. The Company realized proceeds of $1,025,000 from the sale of Units under this offering.

Item 6.  Plan of Operation

     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. Since its inception in June 1998, the Company has developed a single piece molded pallet, E Pallet, manufactured primarily from thermoplastics, including recycled plastics. The Company's management expects that the Company will commence commercial production and sale of the Pallet sometime in 2002. The Company is completing development of the Pallet and several other industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD"), a research and development organization, which has developed or secured certain patented products and processes. See " -- License Agreement with TCD," above, for discussion of the Company's licensing, manufacturing and other agreements with TCD.

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

     Although the Company's decision to further develop and test the Pallet has set back production dates, the Company believes that this additional research and development has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the Pallet through in-use testing beginning in the second quarter of 2002. Company management anticipates that the Company will commence commercial production of the Pallet once appropriate production facilities are procured and commissioned for production, currently anticipated for sometime in 2002.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the year ended December 31, 2001, the Company had a net loss of $1,226,117. The Company's net loss accumulated for the period from June 15, 1998 (inception) to December 31, 2001 was $2,760,998. The Company anticipates that it will begin to generate revenue during 2002, upon the planned start of production of the E Pallet by the Company. At December 31, 2001, the Company had current assets of $118,927. During the year ended December 31, 2001, the Company's cash resources increased by $101,127. At December 31, 2001 the Company had current liabilities of $202,831. At December 31, 2001 current liabilities exceeded current assets by $83,904. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock, convertible preferred stock and units consisting of promissory notes and attached warrants. The Company has budgeted pre-production and other production-related expenditures for the twelve months through December 31, 2002 at $360,000, excluding license fees which may become due and payable, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. There can be no assurances, however, that the Company will be able to raise these funds.

     Since late 2000, the Company has been raising capital through a series of private placements. Although it encountered difficulties during late 2000 and early 2001, due in part to the volatile condition of the equity markets, the Company believes that it has recently overcome such difficulties, as it completed in the second quarter of 2001 a private placement consisting of units of the Company's common stock and warrants to purchase common stock. Additionally, the Company completed a new private placement of units during November 2001. This offering consisted of a promissory note that bears interest at a rate of 15% per annum and a warrant to purchase three (3) shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two (2) years from the date of subscription. The Company raised one million twenty-five thousand dollars ($1,025,000) in this offering.

     The Company is currently holding discussions with potential investors. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it can continue with its production and marketing plans, which in the short term include the establishment of licensee funded Pallet manufacturing operations, and in the longer term include adding additional production facilities through licensees or the Company to expand the Company's product line mix. The Company's management believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to December 31, 2002.

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

                                December 31, 2001








                              WILLIAMS & WEBSTER PS

                          Certified Public Accountants
                        Bank of America Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

     Index to Consolidated Financial Statements



                              Envirokare Tech, Inc.

                                December 31, 2001


                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT                                                18

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                            19

     Consolidated Statements of Operations and Comprehensive Loss           20

     Consolidated Statement of Stockholders' Equity                         21

     Consolidated Statements of Cash Flows                                  22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  23

Board of Directors
Envirokare Tech, Inc.
2470 Chandler Avenue, Suite 5
Las Vegas, Nevada 89120



                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 11, 2002

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,     December 31,
                                                                                               2001             2000
                                                                                           ------------     ------------
ASSETS
    CURRENT ASSETS
        Cash                                                                               $    118,927     $     11,362
        Due from related party                                                                     --              6,438
                                                                                           ------------     ------------
             TOTAL CURRENT ASSETS                                                               118,927           17,800
                                                                                           ------------     ------------

    PROPERTY AND EQUIPMENT
        Furniture and fixtures                                                                    1,893            1,893
        Office equipment                                                                          7,999            6,661
        Molds                                                                                    43,000           70,000
             Less accumulated depreciation                                                       (4,829)          (3,017)
                                                                                           ------------     ------------
             TOTAL PROPERTY AND EQUIPMENT                                                        48,063           75,537
                                                                                           ------------     ------------

    OTHER ASSETS
        Deposits and retainers                                                                   22,223           81,560
        License agreement                                                                       525,000             --
        Patent acquisition and patent costs                                                   1,968,459        1,966,726
                                                                                           ------------     ------------
             TOTAL OTHER ASSETS                                                               2,515,682        2,048,286
                                                                                           ------------     ------------

        TOTAL ASSETS                                                                       $  2,682,672     $  2,141,623
                                                                                           ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
        Accounts payable                                                                   $    100,759     $       --
        Accounts payable - related party                                                         20,921             --
        Notes payable                                                                            61,965           61,965
        Accrued interest                                                                         19,186           12,989
                                                                                           ------------     ------------
             TOTAL CURRENT LIABILITIES                                                          202,831           74,954
                                                                                           ------------     ------------

    LONG-TERM LIABILITIES
        Notes payable to stockholders                                                         1,025,000             --
        Accrued interest to stockholders                                                         30,051             --
                                                                                           ------------     ------------
             TOTAL LONG-TERM LIABILITIES                                                      1,055,051             --
                                                                                           ------------     ------------

    COMMITMENTS AND CONTINGENCIES                                                                  --               --
                                                                                           ------------     ------------

    STOCKHOLDERS' EQUITY
        Convertible preferred stock, 10,000,000 shares authorized, $.001 par value; 0 and 500,000 shares issued and
             outstanding, respectively                                                             --                500
        Common stock, 200,000,000 shares authorized,
             $.001 par value; 24,356,144 and 13,889,478 shares
             issued and outstanding, respectively                                                24,356           13,889
        Additional paid-in capital                                                            3,320,790        3,066,257
        Stock options and warrants                                                              840,642          529,000
        Accumulated deficit during development stage                                         (2,760,998)      (1,538,929)
        Other comprehensive loss                                                                   --             (4,048)
                                                                                           ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                                            1,424,790        2,066,669
                                                                                           ------------     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  2,682,672     $  2,141,623
                                                                                           ============     ============

   The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                     Period from
                                                                                                    June 15,1998
                                                             Year Ended          Year Ended        (Inception) to
                                                            December 31,        December 31,        December 31,
                                                                2001                2000                2001
                                                           -------------       -------------       -------------
REVENUES                                                   $        --         $        --         $        --
                                                           -------------       -------------       -------------

EXPENSES
   Consulting fees - related parties                             267,752              81,987             642,455
   Other consulting fees                                         220,500             134,115             739,665
   Financing costs                                               219,642                --               219,642
   Rent                                                           26,913               9,276              50,008
   General and administrative                                    126,009             115,398             348,064
   Depreciation                                                    1,812               1,632               4,829
   Professional fees                                             217,068             117,681             380,712
   Research and development                                       82,269              27,519             180,938
   Wages, salaries, and payroll taxes                             14,377             117,502             131,879
                                                           -------------       -------------       -------------
        TOTAL EXPENSES                                         1,176,342             605,110           2,698,192
                                                           -------------       -------------       -------------

LOSS FROM OPERATIONS                                          (1,176,342)           (605,110)         (2,698,192)

OTHER EXPENSE
   Interest expense                                              (49,775)             (6,219)            (62,806)
                                                           -------------       -------------       -------------
        TOTAL OTHER EXPENSE                                      (49,775)             (6,219)            (62,806)
                                                           -------------       -------------       -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (1,226,117)           (611,329)         (2,760,998)

PROVISION FOR INCOME TAXES                                          --                  --                  --
                                                           -------------       -------------       -------------

NET LOSS                                                      (1,226,117)           (611,329)         (2,760,998)

OTHER COMPREHENSIVE LOSS
   Foreign currency translation gain (loss)                        4,048              (2,846)               --
                                                           -------------       -------------       -------------

COMPREHENSIVE LOSS                                         $  (1,222,069)      $    (614,175)      $  (2,760,998)
                                                           =============       =============       =============

   BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                                      $       (0.08)      $       (0.05)
                                                           =============       =============

   WEIGHTED AVERAGE NUMBER
     OF BASIC AND DILUTED COMMON
     STOCK SHARES OUTSTANDING                                 15,756,510          11,363,561
                                                           =============       =============

   The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                               Preferred Stock                Common Stock
                                                          --------------------------    --------------------------     Additional
                                                            Number                        Number                        Paid-in
                                                           of Shares       Amount        of Shares       Amount         Capital
                                                          -----------    -----------    -----------    -----------    -----------
Issuance of common stock in June, 1998
   for cash at $0.001 per share                                  --      $      --       10,000,000    $    10,000    $      --

Net loss for period ended December 31, 1998                      --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                       --             --       10,000,000         10,000           --

Issuance of common stock at an average of $0.45
   per share for cash                                            --             --          746,140            746        334,053

Issuance of  preferred stock at $0.50 per share
   for cash                                                   500,000            500           --             --          249,500

Issuance of stock options for services                           --             --             --             --             --

Contribution of capital by shareholders in the form
   of foregone payment of accounts payable                       --             --             --             --            1,847

Net loss for year ended December 31, 1999                        --             --             --             --             --

Foreign currency translation loss                                --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                                    500,000            500     10,746,140         10,746        585,400

Cash received for subscriptions receivable                       --             --             --             --             --

Issuance of common stock at an average of $0.45
   per share for cash                                            --             --          543,338            543        356,957

Expiration of stock options                                      --             --             --             --          120,000

Issuance of stock options for services                           --             --             --             --             --

Stock options exercised at $0.58 per share                       --             --          100,000            100         81,400

Stock issued for acquisition of Electroship Acquisition
   Corporation, a wholly-owned subsidiary, at
   $0.77 per share                                               --             --        2,500,000          2,500      1,922,500

Net loss for the year ended December 31, 2000                    --             --             --             --             --

Foreign currency translation loss                                --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                                    500,000            500     13,889,478         13,889      3,066,257

Expiration of stock options                                      --             --             --             --          132,000

Issuance of stock options for services                           --             --             --             --             --

Issuance of common stock at $0.14 per share for cash
   with attached warrants at $0.06 per share                     --             --        1,000,000          1,000        139,000

Conversion of preferred stock into common stock              (500,000)          (500)    10,000,000         10,000         (9,500)

Common stock repurchase at $0.02 per share                       --             --         (533,334)          (533)        (6,967)

Warrants issued for financing expense                            --             --             --             --             --

Other comprehensive income                                       --             --             --             --             --

Net loss for the year ended December 31, 2001                    --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                                       --      $      --       24,356,144    $    24,356    $ 3,320,790
                                                          ===========    ===========    ===========    ===========    ===========

                                                                                        Accumulated
                                                                                          Deficit         Other
                                                         Stock Options                    During       Comprehensive     Total
                                                             and        Subscriptions   Development       Income      Stockholders'
                                                           Warrants      Receivable        Stage          (Loss)         Equity
                                                          -----------    -----------    -----------    -----------    -----------
Issuance of common stock in June, 1998
   for cash at $0.001 per share                           $      --      $      --      $      --      $      --      $    10,000

Net loss for period ended December 31, 1998                      --             --          (34,427)          --          (34,427)
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                       --             --          (34,427)          --          (24,427)

Issuance of common stock at an average of $0.45
   per share for cash                                            --         (105,000)          --             --          229,799

Issuance of  preferred stock at $0.50 per share
   for cash                                                      --             --             --             --          250,000

Issuance of stock options for services                        552,000           --             --             --          552,000

Contribution of capital by shareholders in the form
   of foregone payment of accounts payable                       --             --             --             --            1,847

Net loss for year ended December 31, 1999                        --             --         (893,173)          --         (893,173)

Foreign currency translation loss                                --             --             --           (1,202)        (1,202)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                                    552,000       (105,000)      (927,600)        (1,202)       114,844

Cash received for subscriptions receivable                       --          105,000           --             --          105,000

Issuance of common stock at an average of $0.45
   per share for cash                                            --             --             --             --          357,500

Expiration of stock options                                  (120,000)          --             --             --             --

Issuance of stock options for services                        121,000           --             --             --          121,000

Stock options exercised at $0.58 per share                    (24,000)          --             --             --           57,500

Stock issued for acquisition of Electroship Acquisition
   Corporation, a wholly-owned subsidiary, at
   $0.77 per share                                               --             --             --             --        1,925,000

Net loss for the year ended December 31, 2000                    --             --         (611,329)          --         (611,329)

Foreign currency translation loss                                --             --             --           (2,846)        (2,846)
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                                    529,000           --       (1,538,929)        (4,048)     2,066,669

Expiration of stock options                                  (132,000)          --             --             --             --

Issuance of stock options for services                        164,000           --             --             --          164,000

Issuance of common stock at $0.14 per share for cash
   with attached warrants at $0.06 per share                   60,000           --             --             --          200,000

Conversion of preferred stock into common stock                  --             --             --             --             --

Common stock repurchase at $0.02 per share                       --             --             --             --           (7,500)

Warrants issued for financing expense                         219,642           --             --             --          219,642

Other comprehensive income                                       --             --             --            4,048          4,048

Net loss for the year ended December 31, 2001                    --             --       (1,222,069)          --       (1,222,069)
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                                $   840,642    $      --      $(2,760,998)   $      --      $ 1,424,790
                                                          ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                       Period from
                                                                                                                       June 15,1998
                                                                                      Year Ended      Year Ended      (Inception) to
                                                                                     December 31,     December 31,     December 31,
                                                                                         2001             2000             2001
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                      $  (1,222,069)   $    (611,329)   $  (2,760,998)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
      Depreciation                                                                          1,812            1,632            4,829
      Stock options issued for consulting fees                                            164,000          121,000          837,000
      Warrants issued for financing expense                                               219,642             --            219,642
      Consulting fees due to related party applied to receivable                            6,438            8,562           15,000
      Decrease (increase)  in prepaid expenses and deposits                                59,337           13,520          (22,223)
      Increase (decrease) in accounts payable                                             121,680         (100,356)         121,680
      Increase in accrued interest payable                                                 36,248            6,219           49,237
                                                                                    -------------    -------------    -------------

      Net cash used by operating activities                                              (612,912)        (560,752)      (1,535,833)
                                                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan to related party                                                                  --            (15,000)         (15,000)
      (Purchase) write-off of molds                                                        27,000          (70,000)         (43,000)
      Payments of license agreement                                                      (525,000)            --           (525,000)
      Patent costs                                                                         (1,733)          (7,786)         (10,129)
      Purchase of equipment                                                                (1,338)            (300)          (8,045)
                                                                                    -------------    -------------    -------------

      Net cash used in investing activities                                              (501,071)         (93,086)        (601,174)
                                                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock                                                  --               --            250,000
      Proceeds from sale of common stock                                                  200,000          520,000          959,799
      Repurchase of common stock                                                           (7,500)            --             (7,500)
      Proceeds from issuance of notes payable to related parties                        1,025,000             --          1,053,635
                                                                                    -------------    -------------    -------------

      Net cash provided by financing activities                                         1,217,500          520,000        2,255,934
                                                                                    -------------    -------------    -------------

Increase (decrease) in cash                                                               103,517         (133,838)         118,927

Foreign currency translation adjustment                                                     4,048           (2,846)            --

Cash, beginning of period                                                                  11,362          148,046             --
                                                                                    -------------    -------------    -------------

Cash, end of period                                                                 $     118,927    $      11,362    $     118,927
                                                                                    =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                                 $      13,413    $        --      $      13,413
                                                                                    =============    =============    =============

      Income taxes paid                                                             $        --      $        --      $        --
                                                                                    =============    =============    =============

NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary                             $        --      $   1,925,000    $   1,925,000
      Note issued for purchase of property, equipment,
            and operating expenses                                                  $        --      $        --      $       3,635
      Note issued for pending patent to related party                               $        --      $        --      $      33,330
      Warrants issued for financing activities                                      $     219,642    $        --      $     219,642
      Stock options issued for consulting fees                                      $     164,000    $     121,000    $     837,000
      Stockholder's contribution for equipment                                      $        --      $        --      $       1,847

   The accompanying notes are an integral part of these financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc., (hereinafter "the Company" or "Envirokare"), was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired the property, assets and undertakings of a business engaged in manufacturing and developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials. The Company is currently developing marketing and manufacturing plans for the products under development. The Company maintains an office in Las Vegas, Nevada. The Company has elected a fiscal year-end of December 31.

The Company includes the assets and investment in Electroship Acquisition Corporation and Envirokare Composite Corp., wholly-owned non-operating subsidiaries, in these financial statements. See Notes 3 and 7.

The Company is in the development stage and, as of December 31, 2001, had realized no revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Envirokare is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $2,760,998, which includes a net loss of $1,226,117 for the year ended December 31, 2001, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales on an ongoing basis.

The Company has historically raised equity capital through the sale of its common and preferred stock. Management has proceeded as planned in the ongoing development of a recycled plastic composite pallet. The Company has worked with contract laboratories to conduct in-depth analysis of compounds. Extrusion methods and equipment modifications have been studied and refined, as have initial prototypes. The Company has contracted with Thermoplastic Composite Designs Inc. and Thermoplastic Flowforming Technologies Corp. for professional and technical

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

services in order to improve the Company's prospective product offerings and manufacturing processes. The finished product is expected to be available for distribution to potential customers for in-use evaluation in the near future.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Derivative Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2001, the Company had stock options and warrants outstanding, equivalent to 6,725,000 common stock shares, which are considered to be anti-dilutive.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in the financial statements.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $340,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

At December 31, 2001, the Company has net operating loss carryforwards of approximately $1,700,000, which expire in the years 2018 through 2021. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $1,056,642 attributable to options and warrants issued to employees and consultants.

Reclassification

The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for December 31, 2001 and December 31, 2000, or the periods then ended.

Comprehensive Income and Loss

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. The adoption of SFAS 130, related to comprehensive income, is disclosed in the accompanying financial statements.

Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have any assets with indefinite lives.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2001.

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

Concentration of Risk

The Company maintains its cash account in one commercial bank in the United States. At times, the Company's cash balance is above the Federal Deposit Insurance Corporation's (FDIC) limit of insurability.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 3 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Mr. Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. The Company is currently investigating the patent process on this technology. During the years ended December 31, 2001, and 2000, attorney fees of $1,733, and $7,787, respectively, were added to patent costs. The amortization of patent costs will begin when the final patents are granted. If the Company does not obtain the patent, the costs of acquiring the patent rights from its originator will be charged to operations.

On December 1, 2000, the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights in exchange for shares of the Company's common stock. See Note 7. The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

On March 30, 2001, the Company completed a license agreement with Thermoplastic Composite Designs, Inc. (TCD) and received a license to manufacture the Company's E Pallet, or Pallet, and other products to be developed. The license fee is a one-time fee of $525,000 that was paid during the year ended December 31, 2001. See Note 5.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                                                 December 31,       December 31,
                                                     2001               2000
                                                 -----------        -----------

          Furniture and Fixtures                 $     1,893        $     1,893
          Less:  Accumulated Depreciation                899                596
                                                 -----------        -----------
          Net Furniture & Fixtures               $       994        $     1,297
                                                 ===========        ===========

          Office Equipment                       $     7,999        $     6,661
          Less:  Accumulated Depreciation              3,930              2,421
                                                 -----------        -----------
          Net Office Equipment                   $     4,069        $     4,240
                                                 ===========        ===========

          Molds                                  $    43,000        $    70,000
                                                 ===========        ===========

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 4 - PROPERTY AND EQUIPMENT (continued)

The Company, in the development of its pallet products, has acquired two sets of molds. The first generation mold was utilized for preliminary testing and pallet redesign purposes. This mold was developed at a cost of $70,000 and is of no commercial value. Accordingly, the first generation mold costs were expensed to research and development on September 30, 2001. The second generation molds were acquired at a cost of $43,000. These molds are currently carried at cost. The Company is continuing its research and development using these molds. When completed and placed in service, the molds will be depreciated over their expected useful lives.

NOTE 5 - SHORT-TERM DEBT

Short-term notes payable at December 31, 2001 and December 31, 2000 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $61,965. Accrued interest recorded on the notes payable at December 31, 2001 and December 31, 2000 was $19,186 and $12,989, respectively.

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

NOTE 6 - LONG-TERM DEBT

As of December 31, 2001, long-term debt consisted of an unsecured $100,000 note payable, dated July 9, 2001, an unsecured $200,000 note payable, dated September 30, 2001, an unsecured $200,000 note payable, dated November 9, 2001, an unsecured $375,000 note payable, dated November 15, 2001, an unsecured $100,000 note payable, dated November 16, 2001, and an unsecured $50,000 note payable, dated November 23, 2001. All of the aforementioned notes are unsecured and bear interest at 15% per annum, payable at maturity, which is two years from the dates of issuance. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance. See Note 9.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001



NOTE 7 - COMMON STOCK

During June 2001, 1,000,000 shares of common stock with one warrant attached to each common share were issued at $0.20 per share. Each warrant is exercisable at $0.50 per share until June 30, 2003. See Note 9. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") under Regulation D as specified by the provisions of Regulation S and Rule 506.

On December 1, 2000, Electroship Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired Electroship (N.Y.) Inc. in exchange for 2,500,000 common stock shares of Envirokare. These shares were valued at $0.77 per share, which was fair market value on the date of the acquisition agreement. See Note 3. Electroship Acquisition Corporation acquired the intellectual property previously held by Electroship (N.Y.) Inc. whose predecessor organization was a partnership created to hold the intellectual property rights. Neither Electroship (N.Y.) Inc. nor its predecessor partnership were considered operating entities. Neither entity had material transactions during 2000. As such, no proforma financial information is contained in these disclosures.

During December 2000, 100,000 stock options were exercised at $0.575 per common stock share. These stock options were granted under the Envirokare Tech, Inc. 1999 Stock Option Plan. See Note 9.

During September 2000, 200,000 shares of common stock were issued at $0.50 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Regulation S.

During the month of February 2000, 343,338 shares of common stock were issued at $0.75 per share. The Company's common stock was split 2-for-1 in March 2000. The split was effected as a 100% stock dividend payable March 6, 2000 to holders of record at March 1, 2000. All references in the accompanying financial statements to the number of common shares and per share amounts for the years ended December 31, 2001 and 2000 have been restated to reflect the stock split.

During the year ended December 31, 1999, 746,140 shares of common stock were issued for cash. At December 31, 1999, the balance of stock subscriptions was $105,000. Stock subscriptions were paid and stock issued February 16, 2000 for these common stock shares.

On February 22, 1999, the Company's board of directors authorized a 1-for-2 reverse stock split of the Company's $0.001 par value common stock.

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $0.001 per share, under Regulation D, Rule 504. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 8 - PREFERRED STOCK

During the year ended December 31, 1999, 500,000 shares of preferred stock were issued for $250,000 cash. The preferred stock has no dividend rights, but is convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000. The preferred shareholders elected to exercise the conversion feature attached to the preferred stock and, accordingly, 10,000,000 shares of Company's common stock were issued on November 9, 2001 to the preferred stockholders of record on that date.

NOTE 9 - STOCK OPTIONS AND WARRANTS

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants: for 2000, risk-free interest rate of 5%, volatility of 30%; for 2001, risk-free interest rate of 4%, volatility of 91.25%.

Warrants

During June 2001, 1,000,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.50 per share until June 30, 2003. These warrants were valued at $0.06 per share, for a total of $60,000. See Note 7.

During 2001, $1,025,000 was raised in a private debt offering. Three warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance. These warrants were valued at $0.07 per share, for a total of $219,642. See Note 6.

Stock Options

In September 1999, the board of directors of the Company adopted the Envirokare Tech, Inc. 1999 Stock Option Plan (the "Plan") for the purpose of attracting, retaining and motivating employees, directors and consultants of the Company. The shareholders approved the Plan at their annual meeting in May 2000. As adopted, the Plan provides for authorization of 2,000,000 shares of common stock for issuance pursuant to awards under the Plan. In September 1999, the board of directors had approved the granting of non-qualified options under the Plan to purchase an aggregate 1,150,000 shares of common stock. In June 2000, the board of directors voted to adjust the number of shares of common stock authorized for issuance under the Plan from 2,000,000 to 4,000,000, pursuant to the anti-dilution provisions of the Plan, to reflect the 2-for-1 split of the Company's common stock effected in March 2000. The board of directors also voted to make corresponding adjustments to the number of shares subject to previous option grants and to the exercise prices for such options.

All of the options granted by the Company are exercisable upon issuance. The Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

in any year of option shares equal to 25% of the total number of shares received under the optionee's grant. The Plan requires early exercising of the stock options for various reasons, including employment termination, separation from services, and cancellation or completion of consulting contracts.

The Company filed a Form S-8 under the Securities Act with the Securities and Exchange Commission in March 2000 to register 1,150,000 shares (2,300,000 as adjusted for the stock split) of common stock authorized for issuance under the Plan. In September 2000, the Company filed Post-Effective Amendment No. 1 to the Form S-8, to register the remaining 1,700,000 shares under the Securities Act. For the year ended December 31, 1999, the Company recorded $552,000 ($.24 per option) in consulting fees for the value of these options. These stock options will expire September 29, 2009. See Note 10.

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

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise
                                                                Shares            Price
                                                              ----------        ----------
Outstanding at January 1, 2000                                 2,300,000        $    0.575
Expired                                                         (500,000)            0.575
Granted                                                          500,000             0.500
Exercised                                                       (100,000)            0.575
                                                              ----------        ----------
Outstanding and exercisable at December 31, 2000               2,200,000        $    0.559
                                                              ==========        ==========

Outstanding at January 1, 2001                                 2,200,000
Expired                                                         (550,000)       $    0.575
Granted                                                          100,000             0.600
Granted                                                          900,000             0.300
                                                              ----------        ----------
Outstanding and exercisable at December 31, 2001               2,650,000        $    0.469
                                                              ==========        ==========

Weighted average fair value of options granted during
the year ended December 31, 2001                                                $     0.16
                                                                                ==========

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 10 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $32,988 in cash for consulting fees during the year ended December 31, 2000 and $22,715 in cash for consulting fees during 1999.

On August 8, 2000, the Company authorized a shareholder's loan to Ms. Runnalls in the amount of $15,000. Terms of the unsecured, demand loan require interest payments of 7% per annum, simple interest. This loan was retired during December 2001 in consideration of consulting services provided to the Company by Ms. Runnalls during the fourth quarter of 2001, valued at $6,753.

Stock options of 2,300,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. During the year ended December 31, 2000, the Company granted 200,000 stock options for common stock shares to the then president of the Company. See Note 9. On December 11, 2000, the president of the Company resigned and remained a member of the board of directors of the Company until December 8, 2001.

During 2001, a shareholder loaned the Company $285,000. This amount, including interest calculated at 10% per annum, was paid in full on November 15, 2001. This same shareholder invested $375,000 in an unsecured note payable, dated November 15, 2001, bearing interest at 15% per annum, payable at maturity, which is two years from the date of issuance. See Note 6. As of December 31, 2001, the Company owed this shareholder $20,921 for reimbursable expenses.

On January 16, 2001, the Company granted 100,000 stock options for common stock shares to Trevor Bedford, who was a member of the board of directors of the Company. Effective September 13, 2001, Mr. Bedford resigned as a member of the board of directors of the Company.

On March 14, 2001, the Company granted 100,000 stock options for common stock shares to Charles Stein, then president of the Company. See Note 9. Effective May 1, 2001, Mr. Stein resigned as president of the Company and remained a member of the board of directors of the Company until November 27, 2001.

On March 14, 2001, the Company granted 300,000 stock options for common stock shares each to Gerald Breslauer, the vice president of administration of the Company, and Mark Kallan, the executive vice president of the Company. Mr. Breslauer and Mr. Kallan resigned their respective positions with the Company on November 28, 2001.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company entered into employment contracts with former employees Charles H. Stein, Mark Kallan, and Gerald Breslauer in agreements dated December 18, 2000. These contracts call for aggregate annual compensation of $144,000 commencing on December 31, 2000 and ending on December 31, 2005. These employment contracts also contain a provision for issuance of stock options, which have been included in the stock options calculation. See Note 9.

The employment contract with Charles H. Stein was canceled effective May 1, 2001. This contract carried an employment cancellation fee of $20,000 to be paid to Mr. Stein at $2,000 per month for ten months commencing on June 1, 2001. An amendment to the employment termination agreement with Mr. Stein was made on November 27, 2001, wherein the Company made payment to Mr. Stein in the amount of $7,500 in return for Mr. Stein agreeing to terminate his employment contract with the Company. The employment contracts for Mr. Kallan and Mr. Breslauer were amended by new agreements, dated March 14, 2001 which provide aggregate annual compensation of $84,000.

Later in 2001, Mr. Kallan and Mr. Breslauer each agreed to terminate their employment agreements with the Company on November 28, 2001, in consideration of a payment made by the Company of $7,500 each to Messrs. Breslauer and Kallan.

Lease Agreements

The Company entered into a lease for office space in Las Vegas, Nevada for the period of thirty-six months beginning October 1, 1998. The lease was extended for a three-month period to December 31, 2001, by mutual agreement between the landlord and the Company. The lease agreement was further extended for an additional twelve-month period to December 31, 2002, by mutual agreement between the landlord and the Company. Monthly payments are currently $838 per month, including $40 for utilities. In compliance with the terms of the lease, the Company has purchased comprehensive public liability insurance.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,795 per month with additional charges for common area. A security deposit and last month's rent was paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements (continued)

Future annual minimum lease payments for the term of the Florida lease as of December 31, 2001 are as follows for the years ending December 31:

                       2002              $33,534
                       2003              $34,876
                       2004              $36,272
                       2005              $37,725
                       2006              $39,235

The Company is no longer occupying the Florida office. Pursuant to a letter of understanding between Gerald Breslauer and the Company, dated November 28, 2001, Mr. Breslauer will be compensated by the Company in the amount of $15,000 should he be successful in locating a suitable tenant to sublease the remainder of the Company's Florida office space.

Litigation

For information on the Company's litigation, see Note 5.

Merger Agreement with Thermoplastic Composite Designs, Inc.

The Company and TCD entered into a merger agreement dated March 30, 2001, which provides that TCD will merge with Envirokare's wholly-owned subsidiary, Envirokare Composite Corp., upon certain specific terms and conditions. This merger, if consummated, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD, if the Company's common stock trades in a nationally recognized securities market, such as the NYSE, NASDAQ (or OTCBB), or AMEX, at a minimum five dollar ($5.00) value for thirty (30) days during the thirty (30) month period immediately following March 30, 2001. At the end of the thirty (30) month period following March 30, 2001, if the market value for 3,000,000 shares of the Company's common stock is less than $15,000,000, the Company may elect to provide additional shares of common stock or cash to the TCD stockholders to meet the required $15,000,000 purchase price. Any payment of cash under this option shall not exceed $7,500,000. The Company has the sole option to determine the amounts of additional stock or cash that would be paid under the option.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The following list identifies the members of the Company's Board of Directors as of December 31, 2001, as well as the Company's current sole executive officer and sets forth certain information regarding each person. Each director serves in office until the next annual meeting of shareholders; the Company's President serves as such at the pleasure of the Board of Directors.

       Name                      Age                        Position
       ----                      ---                        --------
Steve Pappas                     58                 President, Treasurer and
                                                    Director

Jonathan Edelstein               59                 Secretary, Director

Dale E. Polk                     44                 Director

     On March 26, 2001, Steve Pappas was elected as President and a director of the Company. Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present, as Managing General Partner of SPL Associates ("SPL") based in Brooklyn, New York. SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York. Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

     Jonathan Edelstein has over twenty-five years experience in investment banking, finance and mergers and acquisitions, in both senior management and board-level positions. His responsibilities have included the acquisition, restructuring and management of small and mid-sized companies, major takeovers, dispositions, real estate development and financing. Mr. Edelstein is a Senior Advisor to the WestSphere Group, a private equity and fund manager focused in Latin America. Prior to his association with WestSphere, he was in partnership with Merrill Lynch Inter-Funding Inc. 1988 to 1993, where he was involved in the acquisition and merger of a number of companies to create Pacific Outlook, Inc., one of the largest sportswear groups in the United States with gross annual revenues of over $125 million.

     Dale E. Polk is the co-founder and President of Thermoplastic Composite Designs, Inc. (TCD) and the inventor of TCD's Thermoplastic Flowforming (TPF) technology. He has an extensive background in plastics, plastic composites, and processing with major companies. As the inventor of the TPF technology, Mr. Polk is uniquely qualified to assess TPF applications, provide system design direction, and determine precise polymer selection and composite structure that meet the requirements of proprietary and licensee product and performance objectives. Before launching TCD in 1996, Mr. Polk held design and process development roles with Hercules Incorporated and Ciba-Geigy Corporation, as well as development and operations positions with Phillips Petroleum Company. Mr. Polk resigned his position as director of the Company effective January 25, 2002.

     None of the persons specified above share any familial relationship. Other than the persons specified above, there are currently no significant employees expected by the Company to make a significant contribution to the business of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance

     On December 7, 2000, a Form 4 was filed late for Jeannie M. Runnalls, a director of the Company, with respect to one transaction in the Company's common stock during October 2000. On January 8, 2001, a Form 3 was filed late for Electroship Partners, which acquired beneficial ownership of more than 10% of the Company's outstanding common stock as of December 21, 2000. On January 22, 2001, a Form 3 was filed late for Gerald Breslauer, an officer of the Company. On January 29, 2001, Forms 3 were filed late for Charles H. Stein, a director and officer of the Company, and Mark L. Kallan, an officer of the Company.

Item 10.  Executive Compensation

     The Company is required to set out particulars of compensation paid for each of the last three (3) completed fiscal years, or for such shorter period since the Company's inception, to the following persons (the "Named Executive Officers"):

     (a) All persons serving as the Company's chief executive officer during the most recently completed fiscal year;

     (b) Each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

     (c) Any additional individuals for whom disclosure would have been provided under (b) except that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

     From the Company's inception on June 15, 1998 to and including the fiscal year ended December 31, 2001, the following persons served in the capacity of President and/or Chief Executive Officer of the Company:

     Charles H. Stein was elected President, Chief Executive Officer and Chairman of the Board of Directors of the Company, effective December 22, 2000 to March 12, 2001. Steve Pappas was elected President of the Company March 26, 2001and currently serves in that capacity. No other persons fall within the above-listed categories (b) or (c).

     Summary of Compensation

     The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid since the Company's inception to each of the Company's Named Executive Officers.

--------------------------------------------------------------------------------------------------------------
                           Annual Compensation             Long Term Compensation
--------------------------------------------------------------------------------------------------------------
                                                           Awards                     Payouts
--------------------------------------------------------------------------------------------------------------
                                                           Securities    Restricted
                                              Other        Under         Shares or
Name and                                      Annual       Options/      Restricted   LTIP        All Other
Principal                  Salary   Bonus     Compen-      SARs          Share        Payouts     Compen-
Position          Year     ($)      ($)       sation ($)   Granted (#)   Units ($)    ($)         sation ($)
--------------------------------------------------------------------------------------------------------------
Charles H.
Stein,
President and     2000     0        0         0            100,000       0            0           0
CEO*              2001     27,000   0         0            0             0            0           0
--------------------------------------------------------------------------------------------------------------
Steve Pappas,
President*        2001     60,500   0         0            0             0            0           0
--------------------------------------------------------------------------------------------------------------

* Charles H. Stein joined the Company on December 22, 2000 and served as President and CEO from December 22, 2000 to March 12, 2001. Steve Pappas joined the Company on March 26, 2001 and has served as President from March 26, 2001 to present.


     Options and Stock Appreciation Rights Granted During the Most Recently Completed Fiscal Year

The Company did not grant any options or stock appreciation rights during its most recent completed fiscal year.

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

     Options Exercised During the Most Recently Completed Fiscal Year and Fiscal Year End Option Values

     The following table sets out stock options exercised by the Named Executive Officers during Fiscal 2001, as well as the fiscal year end value of stock options held by each of the Named Executive Officers. During the reporting period, none of the Named Executive Officers held stock appreciation rights.

                                                                                  Value of Unexercised in the
                    Securities    Aggregate         Unexercised Options/SARs at   Money Options/SARs at
                    Acquired on   Value Realized         Dec. 31, 2001 (#)        Dec. 31, 2001 ($)
Name                Exercise      ($)                Exercisable/Unexercisable    Exercisable/Unexercisable (1)

Charles H. Stein    0             0                 100,000/0                     $0

(1) In-the-money options are those where the market value of the underlying securities on a given date exceeds the option exercise price at that date. The closing market price of the Company's shares on December 31, 2001, was $.17 (adjusted to reflect the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend, payable on March 6, 2000, to shareholders of record on March 1, 2000) As of December 31, 2001, all underlying securities were valued below the option exercise price and were out-of-the-money options and, as such, have no monetary value as of December 31, 2001.

     None of the above named persons exercised options during Fiscal 2001.


     Compensation of Directors and Remuneration of Senior Officers

     The Company paid one thousand dollars ($1,000) cash compensation to Trevor Bedford in his capacity as director of the Company, for services as a director during Fiscal 2001. Mr. Bedford served as a director of the Company from January 16 to September 13, 2001.

     The Company has no standard arrangement to compensate directors for their services in their capacity as directors, except for the granting from time to time of stock options in accordance with the Company's 1999 Stock Plan. All of the existing stock options are immediately exercisable, non-transferable and terminate on the earlier of the expiration date of the Plan or the end of the six-month period after the date on which the director, officer or employee, as the case may be, terminates his or her position at the Company. The outstanding options will be adjusted if the Company consolidates, subdivides or similarly changes its share capital.

     There has been no arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during Fiscal 2001, other than as specified above in respect of compensation to paid Trevor Bedford.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     The Company entered into an employment agreement with Charles H. Stein, on December 18, 2000, effective December 22, 2000. The contract was amended pursuant to an amendatory letter agreement (the "Amendment"), dated March 14, 2001, between the Company and Mr. Stein. The Amendment provided, among other things, that the number of shares to be granted to Mr. Stein under option would be 500,000. The Amendment further provided that if Mr. Stein were not instrumental in helping the Company secure $200,000 through the private placement of its common shares by April 23, 2001, (i) he would agree to the reduction of the number of shares to be granted to him under such option to 100,000 and (ii) the Company could cancel Mr. Stein's employment contract with the Company at any time after April 23, 2001, upon payment to Mr. Stein of $20,000. The Amendment also provided for monthly remuneration for Mr. Stein of $6,000.

     Pursuant to a letter agreement dated May 8, 2001, between the Company and Mr. Stein (the "Stein Letter Agreement", filed as an Exhibit with the Company's Form 10-QSB for the period ended June 30, 2001), the Company confirmed that it would reduce the number of shares to be granted to Mr. Stein under such option to 100,000, and would cancel Mr. Stein's employment contract effective May 1, 2001, in consequence of Mr. Stein's failure to secure financing for the Company in the amount of at least $200,000, all as provided in the Amendment. The Stein Letter Agreement provides that, instead of receiving a one-time payment of $20,000 upon cancellation of Mr. Stein's employment contract as provided in the Amendment, Mr. Stein would instead receive $2,000 per month for ten months, commencing June 1, 2001. Further, the Stein Letter Agreement provides that, if Mr. Stein is able to arrange financing for the Company in the future, the Company will grant Mr. Stein an option to purchase a number of shares of the Company's Common Stock, up to 400,000, based on the contemplated financing target of $200,000 (e.g., if Mr. Stein raises $100,000, then the Company will grant 200,000 shares under option).

     The Company and Mr. Stein entered into an Agreement and General Release (filed as an Exhibit to this Form 10-KSB), dated November 27, 2001, wherein the Company made payment to Mr. Stein in the amount of seven thousand five hundred dollars ($7,500) as full payment towards the Company's obligations to Mr. Stein, with the Company receiving in return the termination of the Stein Letter Agreement and Mr. Stein's release of the Company against any and all rights and claims with respect to Mr. Stein's employment with the Company and the Company's obligations thereunder.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company's management, as of February 28, 2002, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below. The following table sets forth the total amount of any class of the Company's voting securities owned by its executive officers and directors and by its executive officers and directors, as a group, as of February 28, 2002. Beneficial ownership numbers reflect the Company's 2-for-1 stock split, effected as a 100% stock dividend, payable March 6, 2000 to shareholders of record as of March 1, 2000.


                                        Amount and Nature of        Percentage
  Name and Address (1)                  Beneficial Ownership (2)     of Class
  --------------------                  ------------------------    ---------

  James Pappas                               3,200,000 (3)             12.7%

  Vanessa Houiris                            3,200,000 (3)             12.7%

  Steve Pappas                               3,157,400 (4)             12.6%

  Jonathan Edelstein                                 0 (5)              0.0%

  All executive officers and directors       3,157,400 (2)             12.6%
  as a group (2 persons)

(1) The address for each of the persons listed is 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes 150,000 shares of convertible preferred stock, each of which was converted into twenty shares of common stock of the Company, or an aggregate of 3,000,000 shares of common stock, on November 9, 2001. Includes 100,000 shares of common stock of the Company issuable upon the exercise of a warrant, which is exercisable immediately and until June 28, 2003.

(4) Includes 75,000 shares of convertible preferred stock, each of which was converted into twenty shares of common stock of the Company, or an aggregate of 1,500,000 shares of common stock on November 9, 2001.

(5) Jonathan Edelstein is a current director and Secretary of the Company.


     The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than those changes detailed as follows:

     As a result of transactions dated March 14 and May 25, 2001, the controlling interest in the Company's stock was sold in privately transacted sales by and between Arcade Investments Limited (the "Seller") and James Gerosavas, Angelo Gerosavas, Betty Kapakos, Gus Papadimitriou, Gregory Angelides, Steven Angelides, Paul Angelides, James Pappas, Steve Pappas, Vanessa Houiris, Tamie Konstantinidis, Paul Konstantinidis and Stacey Lauridia (the "Purchasers"). The Purchasers acquired Two Hundred Fifty Thousand shares (250,000) of the Company's Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), from the Seller in the transactions. At the time of the first transaction, dated March 14, 2001, the Seller held approximately Forty-five percent (45%) interest in the Company, by way of holding all then issued and outstanding Preferred Stock, as well as Six Hundred Fifty Thousand shares (650,000) of the Company's Common Stock. The consideration paid by the Purchasers to the Seller to acquire the Preferred Stock was One Hundred Twenty-five Thousand ($125,000.00) dollars. The consideration was provided in the form of a cash payment of Twenty-five Thousand ($25,000.00) and a promissory note in the amount of One Hundred Thousand ($100,000.00) dollars, payable no later than December 31, 2002 and bearing interest payable at a rate of six percent (6%) per annum.

     All Purchasers act independently of each other, as it relates to their interest in the Company's capital stock. As such, none of the Purchasers acts as an affiliate of any of the other Purchaser(s), as the Securities and Exchange Commission may define that term.

Item 12.  Certain Relationships and Related Transactions

None.

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

       10.5 Employment Agreement between Envirokare Tech, Inc. and Charles H. Stein dated, December 18, 2000 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

       10.6 Employment Agreement between Envirokare Tech, Inc. and Mark L. Kallan dated, December 18, 2000 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

       10.7 Employment Agreement between Envirokare Tech, Inc. and Gerald Breslauer dated, December 18, 2000 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

       10.8 Amendment to Employment Agreements between the Company and each of Charles H. Stein, Mark Kallan, and Gerald Breslauer, dated March 14, 2001 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

       10.9 Letter of Agreement between the Company and Charles H. Stein, dated May 8, 2001 (incorporated herein by reference to Exhibit
              10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15,
              2001).

       10.10 Agreement and General Release between Envirokare Tech, Inc. and Charles H. Stein dated November 27, 2001.

       21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

       (b)    Reports on Form 8-K

       A report on Form 8-K was filed by the Company on January 3, 2001,concerning the completion of the merger of Electroship (N.Y.) Inc., a New York corporation, with and into Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company. See "Item 1. Description of Business - Acquisition of Electroship (N.Y.) Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.


                                       ENVIROKARE TECH, INC.
                                       Registrant

                                       By:  /S/ STEVE PAPPAS
                                            ---------------------------------
                                            Name: Steve Pappas
                                            Title: President, Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                          Title                     Date
         ---------                          -----                     ----

     /S/ STEVE PAPPAS              President, Treasurer,         March 28, 2002
---------------------------        Director
       Steve Pappas

  /S/ JONATHAN EDELSTEIN
---------------------------
    Jonathan Edelstein             Secretary, Director           March 28, 2002

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

10.5        Employment Agreement between Envirokare Tech, Inc. and Charles H.
            Stein dated, December 18, 2000 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

10.6        Employment Agreement between Envirokare Tech, Inc. and Mark L.
            Kallan dated, December 18, 2000 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

10.7 Employment Agreement between Envirokare Tech, Inc. and Gerald Breslauer dated, December 18, 2000 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

10.8 Amendment to Employment Agreements between the Company and each of Charles H. Stein, Mark Kallan, and Gerald Breslauer, dated March 14, 2001 (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

10.9 Letter of Agreement between the Company and Charles H. Stein, dated May 8, 2001 (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001).

10.10 Agreement and General Release between Envirokare Tech, Inc. and Charles H. Stein dated November 27, 2001.

21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16,
            2001).