Form 10QSB
period 2002-03-31
ENVIROKARE TECH INC
filed 2002-05-09
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002

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

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of April 22, 2002, was 26,556,144.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

              Accountant's Review Report.......................................2

              Consolidated Balance Sheets......................................3

              Consolidated Statements of Operations and Comprehensive Loss.....4

              Consolidated Statement of Stockholders' Equity...................5

              Consolidated Statements of Cash Flows............................7

         Notes to the Consolidated Financial Statements........................8

Item 2.  Plan of Operation....................................................21

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................31

Item 2.  Changes in Securities................................................31

Item 3.  Defaults Upon Senior Securities......................................31

Item 4.  Submission of Matters to a Vote of Security Holders..................31

Item 5   Other Information....................................................31

Item 6.  Exhibits and Reports on Form 8-K.....................................32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ENVIROKARE TECH, INC.
                              Financial Statements
                                 March 31, 2002

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

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Envirokare Tech, Inc. (a development stage company) as of March 31, 2002 and the related consolidated statements of operations, cash flows, and stockholders' equity for the three months ended March 31, 2002 and 2001, and for the period from June 15, 1998 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated February 11, 2002, but we have not performed any auditing procedures since that date.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 17, 2002

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31
                                                                           2002         December 31,
                                                                       (unaudited)          2001
                                                                       -----------      ------------
ASSETS
    CURRENT ASSETS
        Cash                                                           $    11,019      $   118,927
                                                                       -----------      -----------
             TOTAL CURRENT ASSETS                                           11,019          118,927
                                                                       -----------      -----------

    PROPERTY AND EQUIPMENT
        Furniture and fixtures                                               1,893            1,893
        Office equipment                                                     7,999            7,999
        Molds                                                               51,000           43,000
             Less accumulated depreciation                                  (5,266)          (4,829)
                                                                       -----------      -----------
             TOTAL PROPERTY AND EQUIPMENT                                   55,626           48,063
                                                                       -----------      -----------

    OTHER ASSETS
        Deposits and retainers                                              22,004           22,223
        License agreement                                                  525,000          525,000
        Patent acquisition costs and technology rights                   1,968,459        1,968,459
                                                                       -----------      -----------
             TOTAL OTHER ASSETS                                          2,515,463        2,515,682
                                                                       -----------      -----------

        TOTAL ASSETS                                                   $ 2,582,108      $ 2,682,672
                                                                       ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
        Accounts payable                                               $    89,214      $   100,759
        Accounts payable - related party                                        --           20,921
        Notes payable                                                       61,965           61,965
        Accrued interest                                                    20,735           19,186
                                                                       -----------      -----------
             TOTAL CURRENT LIABILITIES                                     171,914          202,831
                                                                       -----------      -----------

    LONG-TERM LIABILITIES
        Notes payable to stockholders                                    1,025,000        1,025,000
        Accrued interest to stockholders                                    68,489           30,051
             TOTAL LONG-TERM LIABILITIES                                 1,093,489        1,055,051
                                                                       -----------      -----------

    COMMITMENTS AND CONTINGENCIES                                               --               --
                                                                       -----------      -----------

    STOCKHOLDERS' EQUITY
        Convertible preferred stock, 10,000,000 shares authorized,
             $.001 par value; 0 shares issued and outstanding                   --               --
                                                                       -----------      -----------
        Common stock, 200,000,000 shares authorized,
             $.001 par value; 25,556,144 and 24,356,144 shares
             issued and outstanding, respectively                           25,556           24,356
        Additional paid-in capital                                       3,509,540        3,320,790
        Stock options and warrants                                         824,865          840,642
        Accumulated deficit during development stage                    (3,043,256)      (2,760,998)
                                                                       -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                       1,316,705        1,424,790
                                                                       -----------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,582,108      $ 2,682,672
                                                                       ===========      ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                                                                  June 15,1998
                                              Three Months      Three Months     (Inception) to
                                            Ended March 31,   Ended March 31,       March 31,
                                                  2002             2001               2002
                                              (unaudited)      (unaudited)         (unaudited)
                                            ---------------   ---------------    --------------
REVENUES                                     $         --      $         --        $        --
                                             ------------      ------------        -----------
EXPENSES
      Consulting fees - related parties            18,000            56,500            660,455
      Other consulting fees                       171,173            41,000            910,838
      Financing costs                                  --                --            219,642
      Rent                                          6,554            10,400             56,562
      General and administrative                   23,110            28,521            371,174
      Depreciation                                    437               404              5,266
      Professional fees                            22,218            64,014            402,930
      Research and development                         --                --            180,938
      Wages, salaries, and payroll taxes               --                --            131,879
                                             ------------      ------------        -----------
           TOTAL EXPENSES                         241,492           200,839          2,939,684
                                             ------------      ------------        -----------

LOSS FROM OPERATIONS                             (241,492)         (200,839)        (2,939,684)

OTHER EXPENSE
      Interest expense                            (40,766)           (1,671)          (103,572)
                                             ------------      ------------        -----------
           TOTAL OTHER EXPENSE                    (40,766)           (1,671)          (103,572)
                                             ------------      ------------        -----------

LOSS BEFORE PROVISION FOR INCOME TAXES           (282,258)         (202,510)        (3,043,256)

PROVISION FOR INCOME TAXES                             --                --                 --
                                             ------------      ------------        -----------

NET LOSS                                     $   (282,258)     $   (202,510)       $(3,043,256)
                                             ============      ============        ===========

      BASIC AND DILUTED NET LOSS
           PER COMMON SHARE                  $      (0.01)     $      (0.01)
                                             ============      ============

      WEIGHTED AVERAGE NUMBER
           OF BASIC AND DILUTED COMMON
           STOCK SHARES OUTSTANDING            24,714,741        13,889,478
                                             ============      ============

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Preferred Stock                 Common Stock
                                                           -----------------------       ------------------------       Additional
                                                             Number                        Number                        Paid-in
                                                           of Shares       Amount        of Shares        Amount         Capital
                                                           ---------      --------       ----------      --------      -----------
Issuance of common stock in June, 1998
     for cash at $0.001 per share                                 --      $     --       10,000,000      $ 10,000      $        --

Net loss for period ended December 31, 1998                       --            --               --            --               --
                                                           ---------      --------       ----------      --------      -----------

Balance, December 31, 1998                                        --            --       10,000,000        10,000               --

Issuance of common stock at an average of $0.45
     per share for cash                                           --            --          746,140           746          334,053

Issuance of  preferred stock at $0.50 per share
     for cash                                                500,000           500               --            --          249,500

Issuance of stock options for services                            --            --               --            --               --

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                      --            --               --            --            1,847

Net loss for year ended December 31, 1999                         --            --               --            --               --

Foreign currency translation loss                                 --            --               --            --               --
                                                           ---------      --------       ----------      --------      -----------

Balance, December 31, 1999                                   500,000           500       10,746,140        10,746          585,400

Cash received for subscriptions receivable                        --            --               --            --               --

Issuance of common stock at an average of $0.45
     per share for cash                                           --            --          543,338           543          356,957

Expiration of stock options                                       --            --               --            --          120,000

Issuance of stock options for services                            --            --               --            --               --

Stock options exercised at $0.58 per share                        --            --          100,000           100           81,400

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly-owned subsidiary, at
     $0.77 per share                                              --            --        2,500,000         2,500        1,922,500

Net loss for the year ended December 31, 2000                     --            --               --            --               --

Foreign currency translation loss                                 --            --               --            --               --
                                                           ---------      --------       ----------      --------      -----------

Balance, December 31, 2000                                   500,000           500       13,889,478        13,889        3,066,257

Expiration of stock options                                       --            --               --            --          132,000

Issuance of stock options for services                            --            --               --            --               --

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $0.06 per share for cash           --            --        1,000,000         1,000          139,000

Conversion of preferred stock into common stock             (500,000)         (500)      10,000,000        10,000           (9,500)

Common stock repurchase at $0.02 per share                        --            --         (533,334)         (533)          (6,967)

Warrants issued for financing expense                             --            --               --            --               --

Other comprehensive income                                        --            --               --            --               --

Net loss for the year ended December 31, 2001                     --            --               --            --               --
                                                           ---------      --------       ----------      --------      -----------

Balance, December 31, 2001                                        --      $     --       24,356,144      $ 24,356      $ 3,320,790


                                                         Stock Options                                    Other            Total
                                                             and        Subscriptions   Accumulated   Comprehensive    Stockholders'
                                                           Warrants       Receivable      Deficit         Income          Equity
                                                         -------------  -------------   -----------   -------------    -------------
Issuance of common stock in June, 1998
     for cash at $0.001 per share                          $      --      $      --     $        --    $        --      $    10,000

Net loss for period ended December 31, 1998                       --             --         (34,427)            --          (34,427)
                                                           ---------      ---------     -----------    -----------      -----------

Balance, December 31, 1998                                        --             --         (34,427)            --          (24,427)

Issuance of common stock at an average of $0.45
     per share for cash                                           --       (105,000)             --             --          229,799

Issuance of  preferred stock at $0.50 per share
     for cash                                                     --             --              --             --          250,000

Issuance of stock options for services                       552,000             --              --             --          552,000

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                      --             --              --             --            1,847

Net loss for year ended December 31, 1999                         --             --        (893,173)            --         (893,173)

Foreign currency translation loss                                 --             --              --         (1,202)          (1,202)
                                                           ---------      ---------     -----------    -----------      -----------

Balance, December 31, 1999                                   552,000       (105,000)       (927,600)        (1,202)         114,844

Cash received for subscriptions receivable                        --        105,000              --             --          105,000

Issuance of common stock at an average of $0.45
     per share for cash                                           --             --              --             --          357,500

Expiration of stock options                                 (120,000)            --              --             --               --

Issuance of stock options for services                       121,000             --              --             --          121,000

Stock options exercised at $0.58 per share                   (24,000)            --              --             --           57,500

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly-owned subsidiary, at
     $0.77 per share                                              --             --              --             --        1,925,000

Net loss for the year ended December 31, 2000                     --             --        (611,329)            --         (611,329)

Foreign currency translation loss                                 --             --              --         (2,846)          (2,846)
                                                           ---------      ---------     -----------    -----------      -----------

Balance, December 31, 2000                                   529,000             --      (1,538,929)        (4,048)       2,066,669

Expiration of stock options                                 (132,000)            --              --             --               --

Issuance of stock options for services                       164,000             --              --             --          164,000

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $0.06 per share for cash       60,000             --              --             --          200,000

Conversion of preferred stock into common stock                   --             --              --             --               --

Common stock repurchase at $0.02 per share                        --             --              --             --           (7,500)

Warrants issued for financing expense                        219,642             --              --             --          219,642

Other comprehensive income                                        --             --              --          4,048            4,048

Net loss for the year ended December 31, 2001                     --             --      (1,222,069)                     (1,222,069)
                                                           ---------      ---------     -----------    -----------      -----------

Balance, December 31, 2001                                 $ 840,642      $      --     $(2,760,998)   $        --      $ 1,424,790

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Preferred Stock             Common Stock
                                                                   ---------------------     ----------------------     Additional
                                                                    Number                     Number                     Paid-in
                                                                   of Shares      Amount     of Shares       Amount       Capital
                                                                   ---------     -------     ---------      -------     ----------
Balance, December 31, 2001                                                --     $    --     24,356,144     $24,356     $3,320,790

Expiration of stock options                                               --          --             --          --         59,000

Issuance of stock for services at $0.16 per share                         --          --        700,000         700        111,300

Issuance of common stock at $0.04 per share for cash
     with attached warrants at $0.06 per share for cash                   --          --        500,000         500         18,450

Issuance of stock options for services                                    --          --             --          --             --

Net loss for the three months ended March 31, 2002
     (unaudited)                                                          --          --             --          --             --
                                                                    --------     -------     ----------     -------     ----------
Balance, March 31, 2002                                                   --     $    --     25,556,144     $25,556     $3,509,540
                                                                    ========     =======     ==========     =======     ==========


                                                            Stock Options                                  Other          Total
                                                                 and       Subscriptions  Accumulated  Comprehensive  Stockholders'
                                                              Warrants       Receivable     Deficit        Income        Equity
                                                            -------------  -------------  -----------  -------------  -------------
Balance, December 31, 2001                                    $ 840,642        $   --     $(2,760,998)    $    --     $ 1,424,790

Expiration of stock options                                     (59,000)           --              --          --              --

Issuance of stock for services at $0.16 per share                    --            --              --          --         112,000

Issuance of common stock at $0.04 per share for cash
     with attached warrants at $0.06 per share for cash          31,050            --              --          --          50,000

Issuance of stock options for services                           12,173            --              --          --          12,173

Net loss for the three months ended March 31, 2002
     (unaudited)                                                     --            --        (282,258)         --        (282,258)
                                                              ---------        ------     -----------     -------     -----------
Balance, March 31, 2002                                       $ 824,865        $   --     $(3,043,256)    $    --     $ 1,316,705
                                                              =========        ======     ===========     =======     ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Period from
                                                                                                            June 15,1998
                                                                      Three Months       Three Months      (Inception) to
                                                                     Ended March 31,    Ended March 31,       March 31,
                                                                          2002               2001               2002
                                                                      (unaudited)        (unaudited)         (unaudited)
                                                                     ---------------    ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(282,258)          $(202,510)        $(3,043,256)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
      Depreciation                                                           437                 404               5,266
      Stock options issued for consulting fees                            12,173                  --             849,173
      Stock issued for consulting fees                                   112,000                  --             112,000
      Warrants issued for financing expense                                   --                  --             219,642
      Consulting fees due to related party applied to receivable              --                  --              15,000
      Decrease (increase)  in prepaid expenses and deposits                  219             (33,413)            (22,004)
      Increase (decrease) in accounts payable                            (32,466)             41,951              89,214
      Increase in accrued interest receivable                                 --                (105)                 --
      Increase in accrued interest payable                                39,987               1,528              89,224
                                                                       ---------           ---------         -----------
      Net cash used by operating activities                             (149,908)           (192,145)         (1,685,741)
                                                                       ---------           ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan to related party                                                   --                  --             (15,000)
      (Purchase) write-off of molds                                       (8,000)                 --             (51,000)
      Payments of license agreement                                           --                  --            (525,000)
      Patent costs                                                            --                  --             (10,129)
      Purchase of equipment                                                   --              (1,338)             (8,045)
                                                                       ---------           ---------         -----------
      Net cash used in investing activities                               (8,000)             (1,338)           (609,174)
                                                                       ---------           ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock                                   --                  --             250,000
      Proceeds from sale of common stock                                  50,000                  --           1,009,799
      Repurchase of common stock                                              --                  --              (7,500)
      Proceeds from deposit for stock                                         --             156,000                  --
      Proceeds from issuance of notes payable to related parties              --              50,000           1,053,635
                                                                       ---------           ---------         -----------
      Net cash provided by financing activities                           50,000             206,000           2,305,934
                                                                       ---------           ---------         -----------

Increase (decrease) in cash                                             (107,908)             12,517              11,019

Cash, beginning of period                                                118,927              11,362                  --
                                                                       ---------           ---------         -----------

Cash, end of period                                                    $  11,019           $  23,879         $    11,019
                                                                       =========           =========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                    $   1,576           $      --         $    14,989
                                                                       =========           =========         ===========

      Income taxes paid                                                $      --           $      --         $        --
                                                                       =========           =========         ===========

NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary                $      --           $      --         $ 1,925,000
      Note issued for purchase of property, equipment,
            and operating expenses                                     $      --           $      --         $     3,635
      Note issued for pending patent to related party                  $      --           $      --         $    33,330
      Warrants issued for financing activities                         $      --           $      --         $   219,642
      Stock options issued for consulting fees                         $  12,173           $      --         $   849,173
      Stock issued for consulting fees                                 $ 112,000           $      --         $   112,000
      Stockholder's contribution for equipment                         $      --           $      --         $     1,847
      Payable for license agreement                                    $      --           $ 450,000         $        --

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

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

The Company is in the development stage and, as of March 31, 2002, had realized no revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,043,256, which includes a net loss of $282,258 for the three months ended March 31, 2002, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales on an ongoing basis.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2002, the Company had stock options and warrants outstanding, equivalent to 7,025,000 common stock shares, which are considered to be anti-dilutive.

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

At March 31, 2002, the Company had net deferred tax assets of approximately $377,700, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

At March 31, 2002, the Company has net operating loss carryforwards of approximately $1,888,000, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $1,180,815 attributable to options, warrants and restricted stock issued to employees and consultants.

Reclassification

The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for the periods presented.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at March 31, 2002.

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

Interim Financial Statements

The interim financial statements for the period ended March 31, 2002, included herein, have not been audited at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

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

                                                      March 31,     December 31,
                                                         2002           2001
                                                     -----------    ------------
     Furniture and Fixtures                          $     1,893    $      1,893
     Less: Accumulated Depreciation                          948             899
                                                     -----------    ------------
     Net Furniture & Fixtures                        $       945    $        994
                                                     ===========    ============

     Office Equipment                                $     7,999    $      7,999
     Less: Accumulated Depreciation                        4,318           3,930
                                                     -----------    ------------
     Net Office Equipment                            $     3,681    $      4,069
                                                     ===========    ============

     Molds                                           $    51,000    $     43,000
                                                     ===========    ============

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

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

The Company, in the development of prototype construction products, has acquired a mold that will produce an I Beam. This first generation I Beam mold was developed at a cost of $8,000. This mold is currently carried at cost. The Company is continuing its research and development using this mold. When completed and placed in service, the mold will be depreciated over its expected useful life.

NOTE 5 - SHORT-TERM DEBT

Short-term notes payable at March 31, 2002 and December 31, 2001 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $61,965. Accrued interest recorded on the notes payable at March 31, 2002 and December 31, 2001 was $20,735 and $19,186, respectively.

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

NOTE 6 - LONG-TERM DEBT

As of March 31, 2002, long-term debt consisted of a $100,000 note payable, dated July 9, 2001, a $200,000 note payable, dated September 30, 2001, a $200,000 note payable, dated November 9, 2001, a $375,000 note payable, dated November 15, 2001, a $100,000 note payable, dated November 16, 2001, and a $50,000 note payable, dated November 23, 2001. All of the aforementioned notes are unsecured and bear interest at 15% per annum, payable at maturity, which is two years from the dates of issuance. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance. See Note 9.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 7 - COMMON STOCK

During March 2002, 500,000 units of the Company, consisting of 500,000 shares of common stock with one warrant attached to each common share, were issued at $0.10 per unit. Each warrant is exercisable at $0.25 per share until March 12, 2004. See Note 9. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") under Regulation D as specified by the provisions of Rule 506.

During June 2001, 1,000,000 units of the Company, consisting of 1,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.20 per unit. Each warrant is exercisable at $0.50 per share until June 30, 2003. See Note 9. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act under Regulation D as specified by the provisions of Regulation S and Rule 506.

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

During the month of February 2000, 343,338 shares of common stock were issued at $0.75 per share. The Company's common stock was split 2-for-1 in March 2000. The split was effected as a 100% stock dividend payable March 6, 2000 to holders of record at March 1, 2000. All references in the accompanying financial statements to the number of common shares and per share amounts for the year ended December 31, 2000 have been restated to reflect the stock split.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 7 - COMMON STOCK (continued)

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants: for 2001 and 2002, risk-free interest rate of 4%, volatility of 91.25%.

Warrants

During March 2002, 500,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until March 12, 2004. These warrants were valued at $0.06 per share, for a total of $31,050. See Note 7.

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

Stock Options

In September 1999, the board of directors of the Company adopted the Envirokare Tech, Inc. 1999 Stock Option Plan (the "Plan") for the purpose of attracting, retaining and motivating employees, directors and consultants of the Company. The shareholders approved the Plan at their annual meeting in May 2000. As adopted, the Plan provides for authorization of 2,000,000

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

shares of common  stock  for  issuance  pursuant  to awards  under the Plan.  In
September 1999, the board of directors had approved the granting of non-qualified options under the Plan to purchase an aggregate 1,150,000 shares of common stock. In June 2000, the board of directors voted to adjust the number of shares of common stock authorized for issuance under the Plan from 2,000,000 to 4,000,000, pursuant to the anti-dilution provisions of the Plan, to reflect the 2-for-1 split of the Company's common stock effected in March 2000. The board of directors also voted to make corresponding adjustments to the number of shares subject to previous option grants and to the exercise prices for such options.

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

On February 28, 2002, stock options totaling 200,000 expired. These stock options were valued at $0.15 per option for a total of $30,000. On March 13, 2002, stock options totaling 100,000 expired. These stock options were valued at $0.29 per option for a total of $29,000. On January 15, 2002, stock options totaling 100,000 were issued. These options were valued at $0.12 per option for a total of $12,173.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                            Shares       Price
                                                           ---------    --------
Outstanding at January 1, 2001                             2,200,000
Expired                                                     (550,000)   $  0.575
Granted                                                      100,000       0.600
Granted                                                      900,000       0.300
                                                           ---------    --------
Outstanding and exercisable at December 31, 2001           2,650,000    $  0.469
                                                           =========    ========

Outstanding at January 1, 2002                             2,650,000
Expired                                                     (100,000)   $  0.600
Expired                                                     (200,000)      0.300
Granted                                                      100,000       0.300
                                                           ---------    --------
Outstanding and exercisable at March 31, 2002              2,450,000
                                                           =========

Weighted average fair value of options granted during
the three months ended March 31, 2002                                   $   0.12
                                                                        ========

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 10 - RELATED PARTIES (continued)

During 2001, a shareholder loaned the Company $285,000. This amount, including interest calculated at 10% per annum, was paid in full on November 15, 2001. This same shareholder invested $375,000 in an unsecured note payable, dated November 15, 2001, bearing interest at 15% per annum, payable at maturity, which is two years from the date of issuance. See Note 6. As of December 31, 2001, the Company owed this shareholder $20,921 for reimbursable expenses. The Company paid the expenses owing to this shareholder during the first quarter of 2002.

On January 16, 2001, the Company granted 100,000 stock options for common stock shares to Trevor Bedford, who was a member of the board of directors of the Company. Effective September 13, 2001, Mr. Bedford resigned as a member of the board of directors of the Company. The options granted to Mr. Bedford expired unexercised on March 13, 2002.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,795 per month with additional charges for common area. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time. The Company made lease payments for the Florida office totaling $4,000 during the first quarter of 2002.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements (continued)

Future annual minimum lease payments for the term of the Florida lease as of March 31, 2002 are as follows for the years ending December 31:

                      2002           $29,534
                      2003           $34,876
                      2004           $36,272
                      2005           $37,725
                      2006           $39,235

The Company is no longer occupying the Florida office. Pursuant to a letter of understanding between Gerald Breslauer and the Company, dated November 28, 2001, Mr. Breslauer will be compensated by the Company in the amount of $15,000 should he be successful in locating a suitable tenant to sublease the remainder of the Company's Florida office space.

Litigation

For information on the Company's only litigation, see Note 5.

Merger Agreement with Thermoplastic Composite Designs, Inc.

The Company and Thermoplastic Composite Designs, Inc. (herein after "TCD") entered into a merger agreement dated March 30, 2001, which provides that TCD will merge with Envirokare's wholly-owned subsidiary, Envirokare Composite Corp., upon certain specific terms and conditions. This merger, if consummated, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD, if the Company's common stock trades in a nationally recognized securities market, such as the NYSE, NASDAQ (or OTCBB), or AMEX, at a minimum five dollar ($5.00) value for thirty (30) days during the thirty (30) month period immediately following March 30, 2001. At the end of the thirty (30) month period following March 30, 2001, if the market value for 3,000,000 shares of the Company's common stock is less than $15,000,000, the Company may elect to provide additional shares of common stock or cash to the TCD stockholders to meet the required $15,000,000 purchase price. Any payment of cash under this option shall not exceed $7,500,000. The Company has the sole option to determine the amounts of additional stock or cash that would be paid under the option.

NOTE 12 - SUBSEQUENT EVENT

Warrants Issued

During April 2002, a related party purchased 1,000,000 units of the Company in a private placement transaction for a purchase price of $0.10 per unit for an aggregate purchase price of $100,000. Each unit consists of one share of the Company's common stock and one warrant, exercisable at any time until April 3, 2004, to purchase one share of common stock at an exercise price of $0.25 per share.

Item 2. Plan of Operation

     This Form 10-QSB contains some statements that the Company believes are "forward-looking statements." Forward-looking statements include statements about future business plans and strategies of the Company, statements about the future of the pallet industry, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but there can be no assurance that the Company has identified all of those factors. Accordingly, readers should not place undue reliance on forward-looking statements. Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-QSB.

     Overview

     The Company is currently in the development stage and has not yet generated any operating revenues. The Company was originally formed to create and market environmentally responsible products that would contain a component of recycled materials in their manufacture. Currently, the Company is completing development of industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD"), a research and development organization, which has developed and is attempting to secure patents on certain processes for itself. Specifically, the license agreement contains provisions for the Company to commercially exploit the TCD developed Thermoplastic Flowforming process ("TPF Process" or "Process", see below for a discussion of the TPF process) by marketing products currently in development and creating and marketing other contemplated products within various market sectors and industries.

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

     The Company had originally planned to have licensees begin producing the Pallet in 2000, but decided to conduct additional tests, which delayed the previously planned production start date. The discovery of significantly improved substrate technology caused the Company to rethink its initial production start dates, as well as production and marketing strategy. Consequently, additional product development and testing has been required that is specific to the improved substrate composition, prior to initiating the launch of production operations.

     Although the Company's decision to further develop and test the Pallet has set back production dates, the Company believes that this additional research and development has substantially minimized or eliminated any concerns as to the Pallet's design and ability to perform. The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet have been developed and refined. The Company expects to have potential customers evaluate the Pallet through in-use testing sometime during the second half of 2002. Company management anticipates that the Company, or its licensees, will commence commercial production of the Pallet once appropriate production facilities are procured and commissioned for production, currently anticipated for sometime in 2003, once the Pallet testing and evaluation phase is completed.

     Liquidity and Capital Resources

     The Company is not yet generating revenues. For the period ended March 31, 2002, the Company had a net loss of $282,258. The Company's net loss accumulated for the period from June 15, 1998 (inception) to March 31, 2001 was $3,043,256. The Company anticipates that it will begin to generate revenue sometime during 2003, upon the planned start of commercial sales of the E Pallet by the Company, or its licensees. At March 31, 2002, the Company had current assets of $11,019. During the period ended March 31, 2002, the Company's cash resources increased/decreased by $107,908. At March 31, 2002 the Company had current liabilities of $171,914. At March 31, 2002 current liabilities exceeded current assets by $160,895. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

     To date, the Company has raised capital through private placements of common stock, convertible preferred stock and units consisting of promissory notes and attached warrants. The Company has budgeted pre-production and other production-related expenditures for the twelve months through March 31, 2003 at $360,000, excluding license fees which may become due and payable, and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as borrowings and other resources. There can be no assurances, however, that the Company will be able to raise these funds.

     Since late 2000, the Company has been raising capital through a series of private placements. Although it encountered difficulties during late 2000 and early 2001, due in part to the volatile condition of the equity markets, the Company believes that it has recently overcome such difficulties, as it completed in the second quarter of 2001 a private placement consisting of units of the Company's common stock and warrants to purchase common stock. Additionally, the Company completed a new private placement of units during November 2001. This offering consisted of a promissory note that bears interest at a rate of 15% per annum and a warrant to purchase three (3) shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two (2) years from the date of subscription. The Company raised one million twenty-five thousand dollars ($1,025,000) in this offering. The Company is currently conducting a private placement offering of units at a price of $0.10 per unit, each unit consisting of one (1) share of the Company's common stock and a warrant to purchase one (1) share of the Company's common stock, at an exercise price of $0.25 per share, exercisable for two (2) years from the date of subscription. The Company raised fifty thousand dollars ($50,000) in this offering as of March 31, 2002.

     The Company is currently holding discussions with potential investors in connection with its ongoing unit offering. As a result of discussions concerning the offering, since April 1, 2002 the Company has raised an additional one hundred thousand dollars ($100,000) through the sale of units in the unit offering. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it will be able to continue with its production and marketing plans, which in the short term include the establishment of licensee funded Pallet manufacturing operations, and in the longer term include adding additional production facilities either through licensees or the Company's own manufacturing facilities. The Company's management believes that its financing plans described above will enable it to meet its obligations including cash requirements for at least the next twelve months to March 31, 2003.

     To achieve and maintain competitiveness of its products and to conduct further testing and development that will allow the Company to enter into the production stage of operations, the Company will be required to raise substantial funds in addition to funds already raised through the issuance of the Company's securities. There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly. For example, the Company's plans include the possibility of setting up its own production operations, in addition to having licensees produce various Company products under development. If the Company cannot raise enough funds, it may not be able to carry out a plan to set up its own manufacturing operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. That could require the Company to relinquish rights to certain products, which could impair future sources of revenues for the Company.

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

     The  additional  testing  conducted  on  Pallets  produced  from the  first generation mold also provided important technical information which aided the Company in modifying its mold design. These design modifications were incorporated into the Company's second generation Pallet mold. Preliminary analysis to date indicates that the Company's standard 48-inch by 40-inch Pallet will surpass current hardwood and plastic pallet performance and will be a strong competitor in the pallet industry worldwide. The Company anticipates that final test results on Pallets produced from the second generation molds will be available during the second quarter of 2002.

     The Company will conduct further tests on the Pallet, with testing designed to provide information as to the longevity of the Pallet, as compared to other materials, and to assist in fine-tuning design elements within the Pallet profile. The Company expects to commission an engineering company during the second quarter of 2002, with the engagement to focus on fine-tuning the Pallet design. Through this engagement, design element modifications are anticipated for certain aspects of the underside of the Pallet. A primary objective of this redesign work is to provide for a significant reduction in the weight of the Pallet, which will make the Pallet a more cost-effective product for Company customers. Information provided from this additional engineering analysis will further the development of marketing strategies for the Company. There can be no assurance that this additional engineering will not delay the Company's plans for the commercialization of the Pallet.

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

     TPF Process

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

     Anticipated Revenue Sources; Marketing and Distribution

     The Company plans to generate revenues from entering into national and international licensing agreements that would provide for royalty payments in connection with the manufacture and production of the Pallet and other contemplated products by third parties. License fees and royalty revenues would be based on units of production. As opportunities present themselves, the Company will also consider developing and operating its own manufacturing facilities in conjunction with TCD's production facility development assistance.

     The Company had originally planned to have licensees begin producing the Pallet during 2000 but decided to conduct additional product tests, which delayed a previously planned production start date. Significantly improved substrate technology developments caused the Company to rethink its business plan, including the method of marketing the Pallet and initial production start-up dates. The Company now expects that Pallet production will commence sometime in late 2002.

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

                           PART II -OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "2001 Annual Report"), for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada, which discussion is incorporated herein by reference. The status of this matter has not changed since information incorporated by reference to the 2001 Annual Report.

Item 2. Changes in Securities

     The Company is currently undertaking a private placement of units priced at $0.10 per unit, each unit consisting of one (1) share of the Company's common stock and a warrant to purchase one (1) share of the Company's common stock, at an exercise price of $0.25 per share, exercisable for two (2) years from the date of subscription. To date, the Company has raised fifty thousand dollars ($50,000) in this offering.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)       Exhibits
               --------

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

     10.10 Agreement and General Release between Envirokare Tech, Inc. and Charles H. Stein dated November 27, 2001 (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002).

     (b)       Reports on Form 8-K

               None

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2002.

                                    ENVIROKARE TECH, INC.
                                    Registrant


                                    By: /S/ STEVE PAPPAS
                                       -----------------------------------------
                                       Name: Steve Pappas
                                             Title: President
                                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)