Form 10QSB
period 2002-06-30
ENVIROKARE TECH INC
filed 2002-08-02
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of July 17, 2002, was 28,056,144.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

           Accountant's Review Report..........................................2

           Consolidated Balance Sheets.........................................3

           Consolidated Statements of Operations...............................4

           Consolidated Statement of Stockholders' Equity......................5

           Consolidated Statements of Cash Flows...............................7

        Notes to the Consolidated Financial Statements.........................8

Item 2. Plan of Operation.....................................................22

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings.....................................................31

Item 2. Changes in Securities.................................................31

Item 3. Defaults Upon Senior Securities.......................................31

Item 4. Submission of Matters to a Vote of Security Holders...................31

Item 5  Other Information.....................................................31

Item 6. Exhibits and Reports on Form 8-K......................................32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ENVIROKARE TECH, INC.
                              Financial Statements
                                  June 30, 2002

                            WILLIAMS & WEBSTER, P.S.

                          Certified Public Accountants
                        Bank of America Financial Center
                          W. 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

Board of Directors
Envirokare Tech, Inc.
2470 Chandler, Suite 5
Las Vegas, Nevada  89120

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Envirokare Tech, Inc. (a development stage company) as of June 30, 2002 and the related consolidated statements of operations, cash flows, and stockholders' equity for the three months and six months ended June 30, 2002 and 2001, and for the period from June 15, 1998 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 11, 2002

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,
                                                                              2002           December 31,
                                                                           (unaudited)           2001
                                                                           -----------       ------------
ASSETS
       CURRENT ASSETS
           Cash                                                            $    73,210       $   118,927
                                                                           -----------       -----------
                 TOTAL CURRENT ASSETS                                           73,210           118,927
                                                                           -----------       -----------

       PROPERTY AND EQUIPMENT
           Furniture and fixtures                                                1,893             1,893
           Office equipment                                                      7,999             7,999
           Molds                                                                59,000            43,000
                 Less accumulated depreciation                                  (5,734)           (4,829)
                                                                           -----------       -----------
                 TOTAL PROPERTY AND EQUIPMENT                                   63,158            48,063
                                                                           -----------       -----------

       OTHER ASSETS
           Deposits and retainers                                               57,004            22,223
           License agreement                                                   525,000           525,000
           Patent acquisition costs and technology rights                    1,958,939         1,968,459
                                                                           -----------       -----------
                 TOTAL OTHER ASSETS                                          2,540,943         2,515,682
                                                                           -----------       -----------

           TOTAL ASSETS                                                    $ 2,677,311       $ 2,682,672
                                                                           ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
           Accounts payable                                                $    69,146       $   100,759
           Accounts payable - related party                                         --            20,921
           Notes payable                                                        61,965            61,965
           Accrued interest                                                     22,258            19,186
                                                                           -----------       -----------
                 TOTAL CURRENT LIABILITIES                                     153,369           202,831
                                                                           -----------       -----------

       LONG-TERM LIABILITIES
           Notes payable to stockholders                                     1,025,000         1,025,000
           Accrued interest to stockholders                                    106,295            30,051
                                                                           -----------       -----------
                 TOTAL LONG-TERM LIABILITIES                                 1,131,295         1,055,051
                                                                           -----------       -----------

       COMMITMENTS AND CONTINGENCIES                                                --                --
                                                                           -----------       -----------

       STOCKHOLDERS' EQUITY
           Convertible preferred stock, 10,000,000 shares authorized,
                 $.001 par value; 0 shares issued and outstanding                   --                --
           Common stock, 200,000,000 shares authorized,
                 $.001 par value; 28,056,144 and 24,356,144 shares
                 issued and outstanding, respectively                           28,056            24,356
           Additional paid-in capital                                        4,029,040         3,320,790
           Stock options and warrants                                          552,865           840,642
           Accumulated deficit during development stage                     (3,217,314)       (2,760,998)
                                                                           -----------       -----------
           TOTAL STOCKHOLDERS' EQUITY                                        1,392,647         1,424,790
                                                                           -----------       -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 2,677,311       $ 2,682,672
                                                                           ===========       ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    Period from
                                                                                                                    June 15,1998
                                          Three Months      Three Months        Six Months         Six Months      (Inception) to
                                        Ended June 30,     Ended June 30,     Ended June 30,     Ended June 30,       June 30,
                                             2002               2001               2002               2001               2002
                                         (unaudited)        (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                        --------------     --------------     --------------     --------------    --------------
REVENUES                                 $         --       $         --       $         --       $         --       $        --
                                         ------------       ------------       ------------       ------------       -----------

EXPENSES
  Consulting fees - related parties            18,000            134,000             36,000            161,500           678,455
  Other consulting fees                        40,000             67,000            211,173            137,000           950,838
  Financing costs                                  --                 --                 --                 --           219,642
  Rent                                          5,514              2,704             12,068             13,104            62,076
  General and administrative                   30,875              9,383             53,985             37,904           402,049
  Depreciation                                    468                437                905                841             5,734
  Professional fees                            20,831              6,337             43,049             70,351           423,761
  Research and development                     18,250                 --             18,250                 --           199,188
  Wages, salaries, and payroll taxes               --             13,922                 --             13,922           131,879
                                         ------------       ------------       ------------       ------------       -----------
       TOTAL EXPENSES                         133,938            233,783            375,430            434,622         3,073,622
                                         ------------       ------------       ------------       ------------       -----------

LOSS FROM OPERATIONS                         (133,938)          (233,783)          (375,430)          (434,622)       (3,073,622)

OTHER EXPENSE
  Interest expense                             40,120              1,604             80,886              3,275           143,692
                                         ------------       ------------       ------------       ------------       -----------
       TOTAL OTHER EXPENSE                     40,120              1,604             80,886              3,275           143,692
                                         ------------       ------------       ------------       ------------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES       (174,058)          (235,387)          (456,316)          (437,897)       (3,217,314)

PROVISION FOR INCOME TAXES                         --                 --                 --                 --                --
                                         ------------       ------------       ------------       ------------       -----------

NET LOSS                                 $   (174,058)      $   (235,387)      $   (456,316)      $   (437,897)      $(3,217,314)
                                         ============       ============       ============       ============       ===========

  BASIC AND DILUTED NET LOSS
       PER COMMON SHARE                  $      (0.01)      $      (0.02)      $      (0.02)      $      (0.03)
                                         ============       ============       ============       ============

  WEIGHTED AVERAGE NUMBER
       OF BASIC AND DILUTED COMMON
       STOCK SHARES OUTSTANDING            26,583,617      13,911,456      25,666,089      13,900,528
                                         ============    ============    ============    ============

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Preferred Stock           Common Stock
                                                           -----------------     ----------------------   Additional   Stock Options
                                                            Number                 Number                   Paid-in         and
                                                          of Shares   Amount      of Shares     Amount      Capital       Warrants
                                                          ---------   ------     -----------   --------   -----------  -------------
Issuance of common stock in June, 1998
  for cash at $0.001 per share                                   --    $  --      10,000,000   $ 10,000   $        --     $      --

Net loss for period ended December 31, 1998                      --       --              --         --            --            --
                                                           --------    -----     -----------   --------   -----------     ---------
Balance, December 31, 1998                                       --       --      10,000,000     10,000            --            --

Issuance of common stock at an average of $0.45
  per share for cash                                             --       --         746,140        746       334,053            --

Issuance of  preferred stock at $0.50 per share
  for cash                                                  500,000      500              --         --       249,500            --

Issuance of stock options for services                           --       --              --         --            --       552,000

Contribution of capital by shareholders in the form
  of foregone payment of accounts payable                        --       --              --         --         1,847            --

Net loss for year ended December 31, 1999                        --       --              --         --            --            --

Foreign currency translation loss                                --       --              --         --            --            --
                                                           --------    -----     -----------   --------   -----------     ---------
Balance, December 31, 1999                                  500,000      500      10,746,140     10,746       585,400       552,000

Cash received for subscriptions receivable                       --       --              --         --            --            --

Issuance of common stock at an average of $0.45
  per share for cash                                             --       --         543,338        543       356,957            --

Expiration of stock options                                      --       --              --         --       120,000      (120,000)

Issuance of stock options for services                           --       --              --         --            --       121,000

Stock options exercised at $0.58 per share                       --       --         100,000        100        81,400       (24,000)

Stock issued for acquisition of Electroship Acquisition
  Corporation, a wholly-owned subsidiary, at
  $0.77 per share                                                --       --       2,500,000      2,500     1,922,500            --

Net loss for the year ended December 31, 2000                    --       --              --         --            --            --

Foreign currency translation loss                                --       --              --         --            --            --
                                                           --------    -----     -----------   --------   -----------     ---------
Balance, December 31, 2000                                  500,000      500      13,889,478     13,889     3,066,257       529,000

Expiration of stock options                                      --       --              --         --       132,000      (132,000)

Issuance of stock options for services                           --       --              --         --            --       164,000

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $0.06 per share for cash          --       --       1,000,000      1,000       139,000        60,000

Conversion of preferred stock into common stock            (500,000)    (500)     10,000,000     10,000        (9,500)           --

Common stock repurchase at $0.02 per share                       --       --        (533,334)      (533)       (6,967)           --

Warrants issued for financing expense                            --       --              --         --            --       219,642

Other comprehensive income                                       --       --              --         --            --            --

Net loss for the year ended December 31, 2001                    --       --              --         --            --            --
                                                           --------    -----     -----------   --------   -----------     ---------
Balance, December 31, 2001                                       --    $  --      24,356,144   $ 24,356   $ 3,320,790     $ 840,642


                                                                                                Other              Total
                                                            Subscriptions   Accumulated     Comprehensive      Stockholders'
                                                              Receivable      Deficit           Income             Equity
                                                            -------------   -----------     -------------      -------------
Issuance of common stock in June, 1998
  for cash at $0.001 per share                                $      --     $        --         $    --         $    10,000

Net loss for period ended December 31, 1998                          --         (34,427)             --             (34,427)
                                                              ---------     -----------         -------         -----------
Balance, December 31, 1998                                           --         (34,427)             --             (24,427)

Issuance of common stock at an average of $0.45
  per share for cash                                           (105,000)             --              --             229,799

Issuance of  preferred stock at $0.50 per share
  for cash                                                           --              --              --             250,000

Issuance of stock options for services                               --              --              --             552,000

Contribution of capital by shareholders in the form
  of foregone payment of accounts payable                            --              --              --               1,847

Net loss for year ended December 31, 1999                            --        (893,173)             --            (893,173)

Foreign currency translation loss                                    --              --          (1,202)             (1,202)
                                                              ---------     -----------         -------         -----------
Balance, December 31, 1999                                     (105,000)       (927,600)         (1,202)            114,844

Cash received for subscriptions receivable                      105,000              --              --             105,000

Issuance of common stock at an average of $0.45
  per share for cash                                                 --              --              --             357,500

Expiration of stock options                                          --              --              --                  --

Issuance of stock options for services                               --              --              --             121,000

Stock options exercised at $0.58 per share                           --              --              --              57,500

Stock issued for acquisition of Electroship Acquisition
  Corporation, a wholly-owned subsidiary, at
  $0.77 per share                                                    --              --              --           1,925,000

Net loss for the year ended December 31, 2000                        --        (611,329)             --            (611,329)

Foreign currency translation loss                                    --              --          (2,846)             (2,846)
                                                              ---------     -----------         -------         -----------
Balance, December 31, 2000                                           --      (1,538,929)         (4,048)          2,066,669

Expiration of stock options                                          --              --              --                  --

Issuance of stock options for services                               --              --              --             164,000

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $0.06 per share for cash              --              --              --             200,000

Conversion of preferred stock into common stock                      --              --              --                  --

Common stock repurchase at $0.02 per share                           --              --              --              (7,500)

Warrants issued for financing expense                                --              --              --             219,642

Other comprehensive income                                           --              --           4,048               4,048

Net loss for the year ended December 31, 2001                        --      (1,222,069)             --          (1,222,069)
                                                              ---------     -----------         -------         -----------
Balance, December 31, 2001                                    $      --     $(2,760,998)        $    --         $ 1,424,790

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               Preferred Stock         Common Stock
                                                                          --------------------   ----------------------   Additional
                                                                            Number                 Number                   Paid-in
                                                                          of Shares     Amount   of Shares       Amount     Capital
                                                                          ---------     ------   ----------     -------   ----------
Balance, December 31, 2001                                                       --     $   --   24,356,144     $24,356   $3,320,790

Issuance of common stock for services at $0.16 per share                         --         --      700,000         700      111,300

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash            --         --    3,000,000       3,000      168,950

Issuance of stock options for services                                           --         --           --          --           --

Expiration of stock options                                                      --         --           --          --      428,000

Net loss for the six months ended June 30, 2002                                  --         --           --          --           --
                                                                            -------     ------   ----------     -------   ----------
Balance, June 30, 2002 (unaudited)                                               --     $   --   28,056,144     $28,056   $4,029,040
                                                                            =======     ======   ==========     =======   ==========

                                                                             Stock Options                            Total
                                                                                 and            Accumulated       Stockholders'
                                                                               Warrants           Deficit             Equity
                                                                             -------------      -----------       -------------
Balance, December 31, 2001                                                     $ 840,642        $(2,760,998)       $ 1,424,790

Issuance of common stock for services at $0.16 per share                              --                 --            112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash            128,050                 --            300,000

Issuance of stock options for services                                            12,173                 --             12,173

Expiration of stock options                                                     (428,000)                --                 --

Net loss for the six months ended June 30, 2002                                       --           (456,316)          (456,316)
                                                                               ---------        -----------        -----------
Balance, June 30, 2002 (unaudited)                                             $ 552,865        $(3,217,314)       $ 1,392,647
                                                                               =========        ===========        ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Period from
                                                                                                        June 15,1998
                                                                       Six Months       Six Months     (Inception) to
                                                                     Ended June 30,   Ended June 30,       June 30,
                                                                         2002              2001              2002
                                                                      (unaudited)      (unaudited)       (unaudited)
                                                                     --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(456,316)       $(437,897)       $(3,217,314)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
      Depreciation                                                           905              841              5,734
      Stock options issued for consulting fees                            12,173          164,000            849,173
      Stock issued for consulting fees                                   112,000               --            112,000
      Warrants issued for financing expense                                   --               --            219,642
      Consulting fees due to related party applied to receivable              --               --             15,000
      Decrease (increase)  in deposits and retainers                     (34,781)          49,087            (57,004)
      Increase (decrease) in accounts payable                            (52,534)          33,613             69,146
      Increase in accrued interest receivable                                 --             (210)                --
      Increase in accrued interest payable                                79,316            3,073            128,553
                                                                       ---------        ---------        -----------
      Net cash used by operating activities                             (339,237)        (187,493)        (1,875,070)
                                                                       ---------        ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan to related party                                                   --               --            (15,000)
      Purchase of molds                                                  (16,000)              --            (59,000)
      Payments of license agreement                                           --         (275,000)          (525,000)
      Patent costs                                                         9,520               --               (609)
      Purchase of equipment                                                   --           (1,338)            (8,045)
                                                                       ---------        ---------        -----------
      Net cash used in investing activities                               (6,480)        (276,338)          (607,654)
                                                                       ---------        ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock                                   --               --            250,000
      Proceeds from sale of common stock                                 300,000          200,000          1,259,799
      Repurchase of common stock                                              --                              (7,500)
      Proceeds from deposit for stock                                         --          100,000                 --
      Proceeds from issuance of notes payable to related parties              --          260,000          1,053,635
                                                                       ---------        ---------        -----------
      Net cash provided by financing activities                          300,000          560,000          2,555,934
                                                                       ---------        ---------        -----------

Increase (decrease) in cash                                              (45,717)          96,169             73,210

Cash, beginning of period                                                118,927           11,362                 --
                                                                       ---------        ---------        -----------

Cash, end of period                                                    $  73,210        $ 107,531        $    73,210
                                                                       =========        =========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                    $   1,571        $      --        $    14,984
                                                                       =========        =========        ===========

      Income taxes paid                                                $      --        $      --        $        --
                                                                       =========        =========        ===========

NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary                $      --        $      --        $ 1,925,000
      Note issued for purchase of property, equipment,
           and operating expenses                                      $      --        $      --        $     3,635
      Note issued for pending patent to related party                  $      --        $      --        $    33,330
      Warrants issued for financing activities                         $      --        $      --        $   219,642
      Stock options issued for consulting fees                         $  12,173        $ 164,000        $   849,173
      Stock issued for consulting fees                                 $ 112,000        $      --        $   112,000
      Stockholder's contribution for equipment                         $      --        $      --        $     1,847
      Payable for license agreement                                    $      --        $ 250,000        $        --

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc., (hereinafter "the Company" or "Envirokare"), was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired the property, assets and undertakings of a business engaged in developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials. The Company believes the early-stage rubber mold technology to be of marginal commercial value. During 2001, the Company acquired, via license agreement, extensive rights to a proprietary thermoplastic processing technology, the Thermoplastic Flowforming process (variously referred to herein as "TPF Process", the "Process" or "TPF technology"). See Note 3. The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet. The pallet is now composed of long-fiber reinforced thermoplastic composite and will be manufactured using the acquired TPF technology. The Company's current operating strategy is based on developing products to be manufactured by the TPF Process, as well as marketing the TPF technology to potential sublicensees of the Company. The Company maintains an office in Las Vegas, Nevada. The Company has elected a fiscal year-end of December 31.

The Company includes the assets and investment in Electroship Acquisition Corporation and Envirokare Composite Corp., wholly-owned non-operating subsidiaries, in these financial statements. See Notes 3 and 7.

The Company is in the development stage and, as of June 30, 2002, had realized no revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,217,314, which includes a net loss of $456,316 for the six months ended June 30, 2002, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis.

The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. Management anticipates that the Company will realize product development fees or licensing fee revenues in the near future.

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

Development Stage Activities

The Company has been in the development stage since its formation in June 1998. It is primarily engaged in the marketing of the TPF technology, which is a proprietary thermoplastics processing technology. The TPF Process allows for various products to be manufactured from recycled or virgin plastic materials.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2002, the Company had stock options and warrants outstanding, equivalent to 7,725,000 common stock shares, which are considered to be anti-dilutive.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $412,500, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $2,063,000, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of approximately $1,181,000 attributable to options, warrants and restricted stock issued to employees and consultants.

Advertising

The Company expenses advertising costs as incurred.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

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

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at June 30, 2002.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements for the period ended June 30, 2002, included herein, have not been audited at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - INTANGIBLE ASSETS

In December 1998, the Company acquired technology rights from Mr. Real Morel and his affiliated companies of International Pallet Control Systems Inc. and The Pallet Company. During the years ended December 31, 2001, and 2000, attorney fees of $1,733, and $7,787, respectively, were added to patent costs. The Company was unsuccessful in obtaining patents, with respect to patent filings made pursuant to the acquired early-stage rubber mold technology and the Company believes the technology rights acquired from Mr. Morel and his affiliated companies to be of marginal commercial value. Accordingly, the Company charged these patent costs to operations during the quarter ended June 30, 2002.

On December 1, 2000, the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights in exchange for shares of the Company's common stock. See Note 7. The acquired technology rights relate to an application-stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

On March 30, 2001, the Company completed a license agreement with Thermoplastic Composite Designs, Inc. (TCD) and received a license that provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary E Pallet. The license fee is a one-time fee of $525,000 that was paid during the year ended December 31, 2001.

The Company intends to amortize these intangible assets once the assets' useful lives begin.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five and seven years. The following is a summary of property, equipment and accumulated depreciation.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

                                                   June 30,      December 31,
                                                     2002            2001
                                                 -----------     ------------
      Furniture and Fixtures                     $     1,893     $      1,893
      Less: Accumulated Depreciation                   1,024              899
                                                 -----------     ------------
      Net Furniture & Fixtures                   $       869     $        994
                                                 ===========     ============

      Office Equipment                           $     7,999     $      7,999
      Less: Accumulated Depreciation                   4,710            3,930
                                                 -----------     ------------
      Net Office Equipment                       $     3,289     $      4,069
                                                 ===========     ============

      Molds                                      $    59,000     $     43,000
                                                 ===========     ============

The Company, in the development of its pallet product, has acquired two sets of molds. The first generation mold was utilized for preliminary testing and pallet redesign purposes. This mold was developed at a cost of $70,000 and is of no commercial value. Accordingly, the first generation mold costs were expensed to research and development on September 30, 2001. The second generation molds were acquired at a cost of $43,000. These molds are currently carried at cost. The Company is continuing its research and development using these molds. When completed and placed in service, the molds will be depreciated over their expected useful lives. If the second generation molds are deemed to be of no commercial value, their carrying cost valuation will be expensed to research and development at the time in which that determination may be made.

The Company, in the development of prototype construction products, has acquired a mold that will produce a Beam. This first generation Beam mold was developed at a cost of $16,000. This mold is currently carried at cost. The Company is continuing its research and development using this mold. When completed and placed in service, the mold will be depreciated over its expected useful life.

NOTE 5 - SHORT-TERM DEBT

Short-term notes payable at June 30, 2002 and December 31, 2001 consist of unsecured notes bearing 10% interest. These notes, which originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and are due on demand. The principal amount on the notes is $61,965. Accrued interest recorded on the notes payable at June 30, 2002 and December 31, 2001 was $22,258 and $19,186, respectively.

The Company is a named defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada, under which the Company was served in May 2000. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to the aforementioned demand promissory notes. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability. Management of the Company believes that the outcome will not have a material

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 5 - SHORT-TERM DEBT (continued)

adverse effect on the financial position of the Company. The status of this matter remains unchanged from and the same as discussed in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2001.

NOTE 6 - LONG-TERM DEBT

As of June 30, 2002, long-term debt consisted of a $100,000 note payable, dated July 9, 2001, a $200,000 note payable, dated September 30, 2001, a $200,000 note payable, dated November 9, 2001, a $375,000 note payable, dated November 15, 2001, a $100,000 note payable, dated November 16, 2001, and a $50,000 note payable, dated November 23, 2001. All of the aforementioned notes are unsecured and bear interest at 15% per annum, payable at maturity, which is two years from the dates of issuance. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance. See Note 9.

NOTE 7 - COMMON STOCK

During 2002, the Company sold 3,000,000 "units" for aggregate cash consideration of $300,000. The units, which consisted of 3,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.10 per unit. Each warrant is exercisable at $0.25 per share for two years from the dates of issuance. See Note 9. These shares were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act.

During the first quarter of 2002, the Company issued 700,000 shares of its common stock, with an aggregate value of $112,000, as payment for services provided by consultants. The securities were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act.

During June 2001, 1,000,000 units of the Company, consisting of 1,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.20 per unit. Each warrant is exercisable at $0.50 per share until June 30, 2003. See Note 9. These shares were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 7 - COMMON STOCK (continued)

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Warrants


During June 2002, 1,500,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until late June 2004. These warrants were valued at $0.03 per share, for a total of $42,000. See Note 7.

During April 2002, 1,000,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until April 3, 2004. These warrants were valued at $0.06 per share, for a total of $55,000. See Note 7.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

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

On June 10, 2002, stock options totaling 1,100,000 shares expired. See Note 10. These stock options were valued at $0.24 per option for a total of $264,000. On May 28, 2002, stock options totaling 700,000 shares expired. These stock options were valued at $0.15 per option for a total of $105,000. On February 28, 2002, stock options totaling 200,000 shares expired. These stock options were valued at $0.15 per option for a total of $30,000. On March 13, 2002, stock options totaling 100,000 shares expired. These stock options were valued at $0.29 per option for a total of $29,000. On January 15, 2002, stock options totaling 100,000 shares were issued. These options were valued at $0.12 per option for a total of $12,173.

On March 6, 2001, stock options totaling 300,000 shares expired. These stock options were valued at $0.24 per option for a total of $72,000. On June 28, 2001, stock options totaling 250,000 shares expired. These stock options were valued at $0.24 per option for a total of $60,000. On January 16, 2001, stock options totaling 100,000 shares were issued. These options were valued at $0.29 per option for a total of $29,000. On March 14, 2001, stock options totaling 700,000 shares were issued. These options were valued at $0.15 per option for a total of $105,000. On June 28, 2001, stock options totaling 200,000 shares were issued. These stock options were valued at $0.15 per option for a total of $30,000.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

                                                                                       Weighted
                                                                                       Average
                                                                                       Exercise
                                                                      Shares            Price
                                                                    ----------        ----------
Outstanding at January 1, 2001                                       2,200,000
Expired                                                               (550,000)       $    0.575
Granted                                                                100,000             0.600
Granted                                                                900,000             0.300
                                                                    ----------        ----------
Outstanding and exercisable at December 31, 2001                     2,650,000        $    0.469
                                                                    ==========        ==========

Outstanding at January 1, 2002                                       2,650,000
Granted                                                                100,000        $    0.300
Expired                                                             (2,100,000)            0.450
                                                                    ----------        ----------
Outstanding and exercisable at June 30, 2002                           650,000        $    0.510
                                                                    ==========        ==========

Weighted average fair value of options granted during
the six months ended June 30, 2002                                                    $     0.12
                                                                                      ==========

NOTE 10 - RELATED PARTIES

Jeannie M. Runnalls, who was appointed president, secretary, and director of the Company on January 24, 2000, received $32,988 and $22,715 in cash for consulting fees during the years ended December 31, 2000 and 1999, respectively.

On August 8, 2000, the Company authorized a shareholder's loan to Ms. Runnalls in the amount of $15,000. Terms of the unsecured, demand loan require interest payments of 7% per annum, simple interest. This loan was retired during December 2001 in consideration of consulting services provided to the Company by Ms. Runnalls during the fourth quarter of 2001, valued at $6,753.

Stock options of 2,300,000 were issued for common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. Of these granted related party stock options for common stock shares, 500,000 expired unexercised during September 2000 and 500,000 expired unexercised during June 2002. See Note 9. During the year ended December 31, 2000, the Company granted 200,000 stock options for common stock shares to the then president of the Company. See Note 9. On December 11, 2000, the president of the Company resigned and remained a member of the board of directors of the Company until December 8, 2001. The stock options that were granted to this former president of the Company expired unexercised during June 2002.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

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

On March 14, 2001, the Company granted 100,000 stock options for common stock shares to Charles Stein, then president of the Company. See Note 9. Effective May 1, 2001, Mr. Stein resigned as president of the Company and remained a member of the board of directors of the Company until November 27, 2001. The options granted to Mr. Stein expired unexercised on May 27, 2002.

On March 14, 2001, the Company granted 300,000 stock options for common stock shares each to Gerald Breslauer, the vice president of administration of the Company, and Mark Kallan, the executive vice president of the Company. Mr. Breslauer and Mr. Kallan resigned their respective positions with the Company on November 28, 2001. The options granted to Messrs. Breslauer and Kallan expired unexercised on May 28, 2002.

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

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,795 per month with additional charges for common area. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time. The Company made lease payments for the Florida office totaling $7,000 during the six months ended June 30, 2002.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements (continued)

Future annual minimum lease payments for the term of the Florida lease as of June 30, 2002 are as follows for the years ending December 31:

                             2002            $16,767
                             2003            $34,876
                             2004            $36,272
                             2005            $37,725
                             2006            $ 3,270

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

Merger Agreement with Thermoplastic Composite Designs, Inc.

The Company and Thermoplastic Composite Designs, Inc. (TCD) entered into a merger agreement dated March 30, 2001, which provides that TCD will merge with Envirokare's wholly-owned subsidiary, Envirokare Composite Corp., upon certain specific terms and conditions. This merger, if consummated, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD, if the Company's common stock trades in a nationally recognized securities market, such as the NYSE, NASDAQ (or OTCBB), or AMEX, at a minimum five dollar ($5.00) value for thirty (30) days during the thirty (30) month period immediately following March 30, 2001. At the end of the thirty (30) month period following March 30, 2001, if the market value for 3,000,000 shares of the Company's common stock is less than $15,000,000, the Company may elect to provide additional shares of common stock or cash to the TCD stockholders to meet the required $15,000,000 purchase price. Any payment of cash under this option shall not exceed $7,500,000. The Company has the sole option to determine the amounts of additional stock or cash that would be paid under the option.

Item 2. Plan of Operation

      This Form 10-QSB contains some statements that the Company believes are "forward-looking statements." Forward-looking statements include statements about future business plans and strategies of the Company, statements about the future of plastic processing technologies, statements about the future of the pallet industry, statements about prospects for other products that may be developed by the Company or sublicensees, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but there can be no assurance that the Company has identified all of those factors. Accordingly, readers should not place undue reliance on forward-looking statements. Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-QSB.

      Overview

      The Company is currently in the development stage and has not yet generated any operating revenues. The Company is a technology-based company positioned to develop and market environmentally responsible products containing recycled materials, polymers and fibers. The Company is currently developing numerous industrial and commercial products, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD") See " -- License and Merger Agreements with TCD," below. TCD, located in Florida, has invented and developed a unique composite plastics processing technology, the Thermoplastic Flowforming process (variously referred to herein as "TPF Process", the "Process" or "TPF technology"), and discussed under " -- TPF Process," below. The Company's principal products currently in development are discussed below under " -- Products; Product Development."

      The Company's license agreement with TCD enables the Company to commercially exploit the TCD-developed TPF Process by marketing composite materials products currently in development, developing and marketing other products containing composite materials within various market sectors and industries, and sublicensing the TPF Process. Products developed by the Company will be manufactured by the Company or by sublicensees. In November 1999, the Company engaged TCD to design and supply a system to manufacture a pallet (the "Pallet", or sometimes referred to herein as the "E Pallet") and other contemplated materials handling products and to assist in making Pallet design modifications to meet product specifications provided by the Company. The Company also has engaged TCD to produce Pallets, as well as other products in development, in quantities required for testing and analysis, on an as-needed basis.

      Anticipated Revenue Sources; Marketing and Distribution

      The Company's current operating strategy is based on developing products to be manufactured through the TPF Process, as well as marketing the TPF technology to potential sublicensees of the Company. This strategy is consistent with the Company's focus on developing environmentally responsible products, for the TPF Process, among other features, is capable of reusing its own production scrap and does not result in the emission of volatile organic contaminants ("VOCs"). As products are developed and readied for market, the Company intends to enter into arrangements to bring such products to market either through production by sublicensees or by the Company's own production facilities, in conjunction with TCD's production facility development assistance.

      The Company is actively engaged in marketing the TPF technology to numerous potential clients. Management anticipates that Envirokare and TCD will enter into product/technology development agreements with prospective clients to develop composite materials products on behalf of such clients. Developed products would have a specific application within a client's existing markets or within new or expanded market areas that may open as a result of opportunities presented by products developed in conjunction with the Company. Upon the completion of the development of a specific product, the Company anticipates that it would enter into product manufacturing and marketing agreements with the client under which the client would be granted a sublicense to produce the jointly developed product, or Envirokare would produce the product in its own manufacturing facility for sale to the client. Envirokare is currently holding discussions with prospective clients but to date has not entered into any product/technology development agreements.

      In addition to marketing the TPF technology in an effort to develop products on behalf of potential clients, the Company continues to develop products on its own behalf. The Company has developed a second generation Pallet, which incorporates significant refinements in both design and composite construction, relative to the first generation Pallet (see below for a discussion of the Pallet development). A pallet is a portable platform for handling, storing, or moving materials and packages as used in, for example, warehouses, factories and vehicles. The Company has also developed a first generation beam structure (the "Beam") that is anticipated to have application within, among other industries, the marine and modular housing industries. The Beam is capable of carrying specific weight, or load, capacities and provides the basis for interconnectivity between other components within a constructed system.

      The Company had originally planned to have licensees begin producing the Pallet in 2000, but decided to conduct additional tests, which delayed the production start date. The introduction of significantly improved substrate technology, afforded by the TPF technology, caused the Company to rethink its initial production start dates, as well as production and marketing strategy. Consequently, the Pallet required additional product development and testing specific to improving product substrate composition, prior to initiating the launch of production operations by the Company or its sublicensees.

      The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet and Beam have been developed and refined. The Company expects to have potential customers evaluate these products through in-use testing some time during the second half of 2002. Company management anticipates that the Company, or its sublicensees, will commence commercial production of the Pallet, or other products either in development or contemplated for development, once appropriate production facilities are procured and commissioned for production, currently anticipated to occur sometime in 2003, and upon completion of final testing and evaluation of the first products.

      License and Merger Agreements with TCD

      On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that, subject to certain limitations, allows the Company to commercially exploit the TPF Process on its own and on behalf of Company licensees. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for industries which may include agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The license fee payable to TCD under the agreement was $525,000, which included a $75,000 deposit held on the Company's account by TCD. Envirokare has completed payment of the full license fee to TCD.

      Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares trade at a specified level during the thirty-month period following the agreement date. In the event that Envirokare's shares have not traded at such specified level by the end of the thirty-month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by paying to TCD's shareholders additional consideration, either in cash or additional shares of Envirokare.

      TPF Process

      The TPF process is a proprietary process developed by TCD that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products. TPF Process patents are pending.

      Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. Management believes that the TPF Process provides a cost-effective alternative for the in-line production of many larger, long-fiber reinforced plastic parts at very low processing costs. The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding. One such advantage is in the cost savings that may be realized in the reduced labor required to create larger parts made using the TPF Process. The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF Process. Material costs will typically also be lower when using the Process, because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

      The TPF Process has potential application in a broad range of industries including: agriculture, automotive, material handling, transportation, marine, medical, waste management and aerospace. Management believes that TPF composite products will be a natural choice to replace many wood, aluminum, steel, other metal alloys, concrete and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture. As a thermoplastic process, TPF also has an additional advantage in that it does not emit any VOCs. The processing of thermoset composites, for example, does emit VOCs.

      The Company believes that its specialization in the field of thermoplastic composites will give it a competitive advantage in the future. Until recently, thermoplastic composites were not considered commercially viable substitutes for thermoset composites, wood, aluminum, steel, and other metal alloys. However, the key TPF technology innovation of long-fiber reinforced thermoplastic composites has dramatically increased the mechanical and physical properties of this category of composite products and has made such composites a viable commercial alternative to traditional materials.

      During the second quarter of 2002, the Company engaged Metis Design Corporation, Inc. ("Metis Design"), formerly Horizon Defense and Aerospace Solutions, Inc., to conduct a review of the TPF technology. Metis Design, based in Cambridge, Massachusetts, is an advanced technology firm specializing in composites consulting, damage monitoring and structural concept design and analysis.

      In May 2002, Metis Design presented the Company's management with preliminary findings regarding the TPF technology. In its preliminary report, Metis Design noted that, as the utilization of advanced thermoplastic composite materials has extended into market segments such as military and aerospace, commercial manufacturers are increasingly demanding lower cost, quicker and more flexible reinforced thermoplastic processing techniques. Metis Design found that the TPF Process has significant potential to address this need. In addition, Metis Design reported that the TPF Process could represent a solution to a long-standing need in the long-fiber reinforced composite manufacturing process. The TPF Process enables manufacturers to mass-produce at high rates and labor efficiencies compared to many current production techniques, while retaining accuracy and the ability to utilize low pressures. The preliminary report also noted that the TPF Process provides economic advantages over other thermoplastic composite molding methods through reduced labor, material, tooling and machine costs.

      Products; Product Development

      The Pallet

      The Company anticipates that one of its first products to be commercialized will be the E Pallet, made through the TPF Process (as discussed above). The E Pallet can be comprised of long-fiber reinforced recycled material and is 100% recyclable.

      Market comparisons and testing indicate that the E Pallet compares favorably with available plastic pallets both on composition and design criteria. The Pallet is manufactured from plastic, which presents a preferable alternative to pallets made from wood and from non-wood materials such as metal and wood derivatives. Plastic is becoming an increasing preferred pallet manufacturing material because it is more durable than wood. Key advantages of the Company's E Pallet include superior strength and durability, environmental benefits (no lumber required, 100% recyclable, no fungicides/bacterial spraying required, no land fill dumping, and less energy to manufacture), increased safety (no splintering of wood or hazardous nails/bolts), ease of use (four way entry), longer life cycle, and lower cost per pallet-round-trip. The Pallet is also designed to resist damage caused from use and to handle large loads when evenly loaded.

      Since inception, the Company has been actively engaged in the development of the Pallet. The Company entered the pallet manufacturing business in December 1998, with the acquisition of assets including equipment, early-stage rubber mold technology and patent rights potentially applicable to the development of rubber mold technology for creating a pallet made of recycled materials. The Company substantially improved on this purchased technology and developed, after more than two years of research and working with TCD, a molded Pallet composed of thermoplastic composite. The Company believes the acquired early-stage rubber mold technology to be of marginal commercial value. The Company is focusing its efforts on further developing the Pallet, Beam and other contemplated products that will be developed and manufactured using the TPF Process. The Company believes that the finished Pallet and Beam will meet the requirements of many end users.

      The Company has been involved in extensive testing and development of the Pallet. The Company's development focus has been to ensure that the Pallet meets or exceeds current market standards and that the Pallet will be superior in performance and will be cost-effective to produce and sell. In particular, the Company's development efforts have focused on the safety, structural integrity, reliability, and cost-effectiveness of the Pallet, involving in-depth analysis of compound variables and production methods.

      In 1999, the Company and TCD entered into a product/technology development contract. TCD undertook to assist the Company in optimizing earlier versions of the Pallet design. The contract required TCD to deliver a pallet that would meet design specifications including specified size and weight requirements and a customized composition matrix. The contract also provided that TCD would supply an engineered mold for the Company's first production facility. The Company's payments to TCD under this contract for the development of a first generation Pallet mold totaled $50,800 in 1999 and $83,000 in 2000.

      Commencing in May 2000, additional Pallet testing and evaluation was conducted by the Pallet and Container Research Laboratory of Virginia Polytechnic Institute and State University, located in Blacksburg, Virginia. This laboratory is recognized for its work in the area of testing and analysis of products designed for use in the materials handling industry. Based on the initial test results, the Company and its product design contractor, TCD, made design adjustments to the Pallet. Further Pallet testing and evaluation through 2001 resulted in further design adjustments. As a result of the design adjustments and modifications, the first generation mold was deemed to be of no commercial value. The Company built a second generation mold during 2001, at a cost of $43,000, incorporating design modifications based on technical information derived from tests of the previous mold. Pallets produced from this mold were tested and evaluated at the Pallet and Container Research Laboratory during the second quarter of 2002. The study of the second mold evaluated the strength, stiffness and durability of the Pallet as a general purpose pallet with a 2,800 pound weight capacity set as the standard.

      The study findings included the following:

      o The Pallet could safely support a 2,800 pound, uniformly distributed load in warehouse storage racks as well as on conveyors;

      o The Pallet was found to be highly resistant to damage caused by rough handling, based on the drop test protocol carried out, which involved dropping empty Pallets from various heights after the Pallets were chilled to a temperature of -13 degrees Fahrenheit; and

      o Because the Pallet's performance was found to significantly exceed requirements for a 2,800-pound uniform load standard, the study recommended that the Company consider reducing the Pallet's glass loading (i.e. the percentage of glass fiber used in the composite), or refining its design, to further reduce Pallet weight and cost.

      Based on the results of testing conducted on the second generation E Pallet, the Company commenced redesign of certain features of the Pallet during the second quarter of 2002. The Company engaged Metis Design to optimize this Pallet redesign. Through this engagement, design element modifications are anticipated for the underside of the Pallet. A primary objective of this redesign work, as suggested by the Pallet and Container Research Laboratory, is to provide a further reduction in the weight of the Pallet, thus making the Pallet more cost-effective and easier to handle.

      Once redesign work is completed by Metis Design, the Company will conduct further tests on the Pallet, with testing designed to provide information as to the longevity of the Pallet, as compared to pallets made from non-TPF plastic, as well as other materials. Information provided from this additional engineering analysis will further the development of marketing strategies for the Company. There can be no assurance that this additional engineering will not delay the Company's plans for the commercialization of the Pallet.

      In addition to the second-generation Pallet discussed above, the Company is also developing a Pallet incorporating wireless tracking capabilities, based on technology acquired in the Company's

2000 merger with Electroship (N.Y.) Inc. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable to many prospective customers. Company plans for additional development of this wireless Pallet technology are scheduled for late 2002. The primary asset that the Company acquired in the Electroship merger was a provisional patent application that was filed by Electroship with the United States Patent and Trade Office ("USPTO"), which expired after filing without the Company filing a regular patent application with priority from the original provisional application. The Company will make application to the USPTO to provisionally refile the patent during the third quarter of 2002.

      The Beam

      The Company has also developed a mold for a first generation Beam anticipated to have commercial application in the housing construction and marine industries. A prototype Beam mold was built for the Company by TCD during the first half of 2002, at a cost of $16,000. The Beam is designed to carry specific weights, or loads, and to act as an interconnector for structural components within various designed systems such as docks and modular structures. The Company is presently conducting tests on the Beam mold to ascertain more precise engineering specifications. Management expects the Beam to become a key component of, among other applications, docks and modular structures, with commercialization of the Beam targeted for 2004.

      Liquidity and Capital Resources

      The Company is not yet generating revenues. For the period ended June 30, 2002, the Company had a net loss of $456,316. The Company's net loss accumulated for the period from June 15, 1998 (inception) to June 30, 2002 was $3,217,314. The Company anticipates that it will begin to generate revenue during 2003, upon the anticipated start of commercial sales of its products by the Company or its sublicensees. At June 30, 2002, the Company had current assets of $73,210. During the period ended June 30, 2002, the Company's cash resources decreased by $45,717. At June 30, 2002, the Company had current liabilities of $153,369. At June 30, 2002, current liabilities exceeded current assets by $80,159. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

      To date, the Company has raised capital through private placements of common stock, convertible preferred stock and units consisting of promissory notes and warrants. The Company has budgeted pre-production and other production-related expenditures for the twelve months through June 30, 2003 at $360,000 and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as through borrowings and other resources. There can be no assurances, however, that the Company will be able to raise these funds.

      During 2001, the Company raised a total of $1,225,000 in two private placement financings. The first was a private placement consisting of units of the Company's common stock and warrants to purchase common stock, in which the Company raised proceeds of $200,000. Additionally, the Company completed a new private placement of units during November 2001. This offering consisted of promissory notes due between July 2004 and November 2004 that bears interest at a rate of 15% per annum and a warrant to purchase three shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two years from the date of subscription. The Company raised $1,025,000 in this offering.

      The Company is currently conducting a private placement offering of units at a price of $0.10 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.25 per share, exercisable for two years from the date of subscription. The Company has raised $300,000 in this offering as of June 30, 2002. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it will be able to continue with its development and marketing plans and meet its obligations including cash requirements for at least the next twelve months, to June 30, 2003. During the twelve months ending June 30, 2003, the Company anticipates that it will continue its current research and development activities, primarily focusing on further testing and refinement of the Pallet and the Beam. If adequate funds are not available, the Company may have to curtail operations significantly. The Company would in such case first delay further testing of the Beam and then, if necessary, postpone refinement of the Pallet design, which would delay the planned commercial production of the Pallet beyond the currently anticipated start in 2003.

      The Company is currently assessing the merits and feasibility of purchasing its own plant and equipment for production of products currently in development. If this study indicates a Company-acquired production facility is warranted, the Company would anticipate developing a construction plan during the later part of 2002. In the event that the Company decides to acquire its own production facility, the Company will have to raise substantial funds in addition to those funds already raised. There can be no assurance that additional funding will be available to the Company under favorable terms, if at all. If the Company cannot raise enough funds, it may not be able to carry out a plan to set up its own manufacturing operations. The Company might also have to obtain funds through entering into arrangements with collaborative partners or others. Such arrangements could require, among other things, that the Company relinquish rights to certain products, which could impair future sources of revenues for the Company.

      Employees

      The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations. Accordingly, the Company has no employees at this time. The Company currently retains four consultants in the areas of marketing and administration. Contracts are entered into as required with respect to consultants who provide engineering and technical support for Company products in development.

                           PART II -OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "2001 Annual Report"), for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada. The status of this matter remains the same as discussed in the 2001 Annual Report.

Item 2. Changes in Securities

      The Company is currently undertaking a private placement of units priced at $0.10 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.25 per share, exercisable for two years from the date of subscription. As of June 30, 2002, the Company has raised $300,000 in this offering. The securities are being offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933 (the "Securities Act").

      During the first quarter of 2002, the Company issued 700,000 shares of its common stock, with an aggregate value of $112,000, as payment for services provided by consultants. The securities were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number      Description of Document
------      -----------------------

3.1         Company's Articles of Incorporation, as amended
            October 12, 1999                                                 (1)

3.2         Company's By-laws as amended and restated
            December 11, 2000                                                (2)

10.1        Merger Agreement by and among the Company,
            Electroship Acquisition Corp., Electroship
            (N.Y.) Inc., Electroship Partners, John Gremmo,
            John A. Notarianni, Leo J. Mangan, Raymond
            Anthony Joao and Richard Reichler, dated as of
            December 1, 2000                                                 (3)

10.2        Assignment of Patent Application from
            Electroship Partners to Electroship (N.Y.) Inc.
            and Defined Field of Use License Agreement
            between Electroship Partners and Electroship
            (N.Y.) Inc. dated as of September 20, 2000                       (3)

10.3        License Agreement between Envirokare Composite
            Corp. and Thermoplastic Composite Designs, Inc.,
            dated March 30, 2001                                             (2)

10.4        Merger Agreement by and among the Company,
            Envirokare Composite Corp., Thermoplastic
            Composite Designs, Inc., Dale Polk, Sr. and Dale
            Polk, Jr., dated March 30, 2001                                  (2)

10.5        Employment Agreement between the Company and
            Charles H. Stein, dated December 18, 2000                        (4)

10.6        Employment Agreement between the Company and
            Mark L. Kallan, dated December 18, 2000                          (4)

10.7        Employment Agreement between the Company and
            Gerald Breslauer, dated December 18, 2000                        (4)

10.8        Amendment to Employment Agreements between the
            Company and each of Charles H. Stein, Mark
            Kallan, and Gerald Breslauer, dated March 14, 2001               (4)

10.9        Letter Agreement between the Company and Charles
            H. Stein, dated May 8, 2001                                      (4)

10.10       Agreement and General Release between the Company and Charles H.
            Stein, dated November 27, 2001                                   (5)

(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.

      (b)   Reports on Form 8-K

            None

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2002.

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

                                  EXHIBIT INDEX
Exhibit
Number      Description of Document
------      -----------------------

3.1         Company's Articles of Incorporation, as amended
            October 12, 1999                                                (1)

3.2         Company's By-laws as amended and restated December 11, 2000     (2)

10.1        Merger Agreement by and among the Company, Electroship
            Acquisition Corp., Electroship (N.Y.) Inc., Electroship
            Partners, John Gremmo, John A. Notarianni, Leo J. Mangan,
            Raymond Anthony Joao and Richard Reichler, dated as of
            December 1, 2000                                                (3)

10.2        Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use
            License Agreement between Electroship Partners and
            Electroship (N.Y.) Inc. dated as of September 20, 2000          (3)

10.3 License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc., dated March 30, 2001 (2)

10.4        Merger Agreement by and among the Company, Envirokare
            Composite Corp., Thermoplastic Composite Designs, Inc.,
            Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001         (2)

10.5        Employment Agreement between the Company and Charles H.
            Stein, dated December 18, 2000                                  (4)

10.6        Employment Agreement between the Company and Mark L.
            Kallan, dated December 18, 2000                                 (4)

10.7        Employment Agreement between the Company and Gerald
            Breslauer, dated December 18, 2000                              (4)

10.8        Amendment to Employment Agreements between the Company and each of Charles H. Stein, Mark Kallan, and Gerald
            Breslauer, dated March 14, 2001                                 (4)

10.9        Letter Agreement between the Company and Charles H. Stein,
            dated May 8, 2001                                               (4)

10.10       Agreement and General Release between the Company and
            Charles H. Stein, dated November 27, 2001                       (5)

(1)   Filed as an exhibit to the Company's Annual Report on Form
      10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.

(2)   Filed as an exhibit to the Company's Annual Report on Form
      10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.

(5)   Filed as an exhibit to the Company's Annual Report on Form
      10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.