Form 10QSB/A
period 2002-06-30
ENVIROKARE TECH INC
filed 2002-08-07
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB - Amendment No. 1

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

                           PART II -OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit
Number    Description of Document
------    -----------------------
3.1       Company's Articles of Incorporation, as amended October 12, 1999                      (1)

3.2       Company's By-laws as amended and restated December 11, 2000                           (2)

10.1      Merger Agreement by and among the Company, Electroship Acquisition Corp.,             (3)
          Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni,
          Leo J. Mangan, Raymond Anthony Joao and Richard Reichler, dated as of
          December 1, 2000

10.2      Assignment of Patent Application from Electroship Partners to Electroship             (3)
          (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship
          Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000

10.3      License Agreement between Envirokare Composite Corp. and Thermoplastic                (2)
          Composite Designs, Inc., dated March 30, 2001

10.4      Merger Agreement by and among the Company, Envirokare Composite Corp.,                (2)
          Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated
          March 30, 2001

10.5      Employment Agreement between the Company and Charles H. Stein, dated                  (4)
          December 18, 2000

10.6      Employment Agreement between the Company and Mark L. Kallan, dated                    (4)
          December 18, 2000

10.7      Employment Agreement between the Company and Gerald Breslauer, dated                  (4)
          December 18, 2000

10.8      Amendment to Employment Agreements between the Company and each of                    (4)
          Charles H. Stein, Mark Kallan, and Gerald Breslauer, dated March 14, 2001

10.9      Letter Agreement between the Company and Charles H. Stein, dated May 8,               (4)
          2001

Exhibit
Number    Description of Document
------    -----------------------
10.10     Agreement and General Release between the Company and Charles H. Stein,               (5)
          dated November 27, 2001

99.1      Officer's Certificate, dated August 7, 2002

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

      (b)   Reports on Form 8-K

            None

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2002.

                                        ENVIROKARE TECH, INC.
                                        ---------------------
                                        Registrant


                                        By: /s/ STEVE PAPPAS
                                            ------------------------------------
                                            Name:  Steve Pappas
                                            Title: President
                                                   (Principal Executive Officer
                                                   and Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description of Document
------    -----------------------
3.1       Company's Articles of Incorporation, as amended October 12, 1999                      (1)

3.2       Company's By-laws as amended and restated December 11, 2000                           (2)

10.1      Merger Agreement by and among the Company, Electroship Acquisition Corp.,             (3)
          Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni,
          Leo J. Mangan, Raymond Anthony Joao and Richard Reichler, dated as of
          December 1, 2000

10.2      Assignment of Patent Application from Electroship Partners to Electroship             (3)
          (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship
          Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000

10.3      License Agreement between Envirokare Composite Corp. and Thermoplastic                (2)
          Composite Designs, Inc., dated March 30, 2001

10.4      Merger Agreement by and among the Company, Envirokare Composite Corp.,                (2)
          Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated
          March 30, 2001

10.5      Employment Agreement between the Company and Charles H. Stein, dated                  (4)
          December 18, 2000

10.6      Employment Agreement between the Company and Mark L. Kallan, dated                    (4)
          December 18, 2000

10.7      Employment Agreement between the Company and Gerald Breslauer, dated                  (4)
          December 18, 2000

10.8      Amendment to Employment Agreements between the Company and each of                    (4)
          Charles H. Stein, Mark Kallan, and Gerald Breslauer, dated March 14, 2001

10.9      Letter Agreement between the Company and Charles H. Stein, dated May 8,               (4)
          2001

10.10     Agreement and General Release between the Company and Charles H. Stein,               (5)
          dated November 27, 2001

99.1      Officer's Certificate, dated August 7, 2002

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