Form 10QSB
period 2002-09-30
ENVIROKARE TECH INC
filed 2002-11-12
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

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

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of October 16, 2002, was 28,856,144.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................. 1

                      Accountant's Review Report.............................. 2

                      Consolidated Balance Sheets............................. 3

                      Consolidated Statements of Operations................... 4

                      Consolidated Statement of Stockholders' Equity.......... 5

                      Consolidated Statements of Cash Flows................... 7

            Notes to the Consolidated Financial Statements.................... 8


Item 2.     Plan of Operation.................................................24


Part II -- OTHER INFORMATION

Item 1.     Legal Proceedings.................................................34

Item 2.     Changes in Securities.............................................34

Item 3.     Defaults Upon Senior Securities...................................34

Item 4.     Submission of Matters to a Vote of Security Holders...............34

Item 5      Other Information.................................................34

Item 6.     Exhibits and Reports on Form 8-K..................................35

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              ENVIROKARE TECH, INC.
                              Financial Statements
                               September 30, 2002


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

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Envirokare Tech, Inc. (a development stage company) as of September 30, 2002 and the related consolidated statements of operations, cash flows, and stockholders' equity for the three months and nine months ended September 30, 2002 and 2001, and for the period from June 15, 1998 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 10, 2002

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30
                                                                         2002        December 31,
                                                                      (unaudited)       2001
                                                                      -----------    -----------
ASSETS
      CURRENT ASSETS
         Cash                                                         $    53,473    $   118,927
                                                                      -----------    -----------
              TOTAL CURRENT ASSETS                                         53,473        118,927
                                                                      -----------    -----------

      PROPERTY AND EQUIPMENT
         Furniture and fixtures                                             1,893          1,893
         Office equipment                                                   7,999          7,999
         Molds                                                             59,000         43,000
              Less accumulated depreciation                                (6,206)        (4,829)
                                                                      -----------    -----------
              TOTAL PROPERTY AND EQUIPMENT                                 62,686         48,063
                                                                      -----------    -----------

      OTHER ASSETS
         Deposits and retainers                                            64,603         22,223
         License agreement                                                525,000        525,000
         Patent acquisition costs and technology rights                 1,958,939      1,968,459
                                                                      -----------    -----------
              TOTAL OTHER ASSETS                                        2,548,542      2,515,682
                                                                      -----------    -----------

         TOTAL ASSETS                                                 $ 2,664,701    $ 2,682,672
                                                                      ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
         Accounts payable                                             $    59,146    $   100,759
         Accounts payable - related party                                      --         20,921
         Customer deposit                                                  61,215             --
         Notes payable                                                     61,965         61,965
         Accrued interest                                                  23,775         19,186
         Notes payable to stockholders                                    300,000             --
         Accrued interest to stockholders                                  48,534             --
                                                                      -----------    -----------
              TOTAL CURRENT LIABILITIES                                   554,635        202,831
                                                                      -----------    -----------

      LONG-TERM LIABILITIES
         Notes payable to stockholders                                    725,000      1,025,000
         Accrued interest to stockholders                                  96,514         30,051
                                                                      -----------    -----------
              TOTAL LONG-TERM LIABILITIES                                 821,514      1,055,051
                                                                      -----------    -----------

      COMMITMENTS AND CONTINGENCIES                                            --             --
                                                                      -----------    -----------

      STOCKHOLDERS' EQUITY
         Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                 --             --
         Common stock, 200,000,000 shares authorized,
              $.001 par value; 28,856,144 and 24,356,144 shares
              issued and outstanding, respectively                         28,856         24,356
         Additional paid-in capital                                     4,112,240      3,320,790
         Stock options and warrants                                       588,865        840,642
         Accumulated deficit during development stage                  (3,441,409)    (2,760,998)
                                                                      -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                     1,288,552      1,424,790
                                                                      -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,664,701    $ 2,682,672
                                                                      ===========    ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Period from
                                           Three Months    Three Months    Nine Months     Nine Months     June 15,1998
                                              Ended           Ended           Ended           Ended       (Inception) to
                                           September 30,   September 30,   September 30,   September 30,   September 30,
                                               2002            2001            2002            2001            2002
                                           (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                           ------------    ------------    ------------    ------------    -----------
REVENUES                                   $         --    $         --    $         --    $         --    $        --
                                           ------------    ------------    ------------    ------------    -----------

EXPENSES
      Consulting fees - related parties          37,000          37,000          73,000         198,500        715,455
      Other consulting fees                      53,685          31,000         264,858         168,000      1,004,523
      Financing costs                                --              --              --              --        219,642
      Rent                                        8,109           7,871          20,177          20,975         70,185
      General and administrative                 33,416          24,367          87,401          62,271        435,464
      Depreciation                                  472             473           1,377           1,314          6,206
      Professional fees                          47,777          44,250          90,826         114,601        471,538
      Research and development                    2,505          82,269          20,755          82,269        201,693
      Wages, salaries, and payroll taxes             --             455              --          14,377        131,879
                                           ------------    ------------    ------------    ------------    -----------
           TOTAL EXPENSES                       182,963         227,685         558,393         662,307      3,256,585
                                           ------------    ------------    ------------    ------------    -----------

LOSS FROM OPERATIONS                           (182,963)       (227,685)       (558,393)       (662,307)    (3,256,585)

OTHER EXPENSE
      Interest expense                          (41,132)        (16,251)       (122,018)        (19,526)      (184,824)
                                           ------------    ------------    ------------    ------------    -----------
           TOTAL OTHER EXPENSE                  (41,132)        (16,251)       (122,018)        (19,526)      (184,824)
                                           ------------    ------------    ------------    ------------    -----------

LOSS BEFORE INCOME TAXES                       (224,095)       (243,936)       (680,411)       (681,833)    (3,441,409)

INCOME TAXES                                         --              --              --              --             --
                                           ------------    ------------    ------------    ------------    -----------

NET LOSS                                   $   (224,095)   $   (243,936)   $   (680,411)   $   (681,833)   $(3,441,409)
                                           ============    ============    ============    ============    ===========

      BASIC AND DILUTED NET LOSS
      PER COMMON SHARE                     $      (0.01)   $      (0.02)   $      (0.03)   $     (0.05)
                                           ============    ============    ============    ===========

      WEIGHTED AVERAGE NUMBER
      OF BASIC AND DILUTED COMMON
      STOCK SHARES OUTSTANDING               28,280,057      14,889,478      26,546,986     14,233,800
                                           ============    ============    ============    ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 Preferred Stock                Common Stock
                                                           --------------------------    --------------------------     Additional
                                                             Number                        Number                        Paid-in
                                                            of Shares        Amount       of Shares       Amount         Capital
                                                           -----------    -----------    -----------    -----------    -----------
Issuance of common stock in June, 1998
      for cash at $0.001 per share                                  --    $        --     10,000,000    $    10,000    $        --

Net loss for period ended December 31, 1998                         --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                          --             --     10,000,000         10,000             --

Issuance of common stock at an average of $0.45
      per share for cash                                            --             --        746,140            746        334,053

Issuance of  preferred stock at $0.50 per share
      for cash                                                 500,000            500             --             --        249,500

Issuance of stock options for services                              --             --             --             --             --

Contribution of capital by shareholders in the form
      of foregone payment of accounts payable                       --             --             --             --          1,847

Net loss for year ended December 31, 1999                           --             --             --             --             --

Foreign currency translation loss                                   --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                                     500,000            500     10,746,140         10,746        585,400

Cash received for subscriptions receivable                          --             --             --             --             --

Issuance of common stock at an average of $0.45
      per share for cash                                            --             --        543,338            543        356,957

Expiration of stock options                                         --             --             --             --        120,000

Issuance of stock options for services                              --             --             --             --             --

Stock options exercised at $0.58 per share                          --             --        100,000            100         81,400

Stock issued for acquisition of Electroship Acquisition
      Corporation, a wholly-owned subsidiary, at
      $0.77 per share                                               --             --      2,500,000          2,500      1,922,500

Net loss for the year ended December 31, 2000                       --             --             --             --             --

Foreign currency translation loss                                   --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                                     500,000            500     13,889,478         13,889      3,066,257

Expiration of stock options                                         --             --             --             --        132,000

Issuance of stock options for services                              --             --             --             --             --

Issuance of common stock at $0.14 per share for cash
      with attached warrants at $0.06 per share for cash            --             --      1,000,000          1,000        139,000

Conversion of preferred stock into common stock               (500,000)          (500)    10,000,000         10,000         (9,500)

Common stock repurchase at $0.02 per share                          --             --       (533,334)          (533)        (6,967)

Warrants issued for financing expense                               --             --             --             --             --

Foreign currency translation gain                                   --             --             --             --             --

Net loss for the year ended December 31, 2001                       --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                                          --    $        --     24,356,144    $    24,356    $ 3,320,790

                                                          Stock Options                                    Other         Total
                                                               and       Subscriptions   Accumulated   Comprehensive  Stockholders'
                                                             Warrants      Receivable      Deficit         Income        Equity
                                                           -----------    -----------    -----------    -----------    -----------
Issuance of common stock in June, 1998
      for cash at $0.001 per share                         $        --    $        --    $        --    $        --    $    10,000

Net loss for period ended December 31, 1998                         --             --        (34,427)            --        (34,427)
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                          --             --        (34,427)            --        (24,427)

Issuance of common stock at an average of $0.45
      per share for cash                                            --       (105,000)            --             --        229,799

Issuance of  preferred stock at $0.50 per share
      for cash                                                      --             --             --             --        250,000

Issuance of stock options for services                         552,000             --             --             --        552,000

Contribution of capital by shareholders in the form
      of foregone payment of accounts payable                       --             --             --             --          1,847

Net loss for year ended December 31, 1999                           --             --       (893,173)            --       (893,173)

Foreign currency translation loss                                   --             --             --         (1,202)        (1,202)
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                                     552,000       (105,000)      (927,600)        (1,202)       114,844

Cash received for subscriptions receivable                          --        105,000             --             --        105,000

Issuance of common stock at an average of $0.45
      per share for cash                                            --             --             --             --        357,500

Expiration of stock options                                   (120,000)            --             --             --             --

Issuance of stock options for services                         121,000             --             --             --        121,000

Stock options exercised at $0.58 per share                     (24,000)            --             --             --         57,500

Stock issued for acquisition of Electroship Acquisition
      Corporation, a wholly-owned subsidiary, at
      $0.77 per share                                               --             --             --             --      1,925,000

Net loss for the year ended December 31, 2000                       --             --       (611,329)            --       (611,329)

Foreign currency translation loss                                   --             --             --         (2,846)        (2,846)
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                                     529,000             --     (1,538,929)        (4,048)     2,066,669

Expiration of stock options                                   (132,000)            --             --             --             --

Issuance of stock options for services                         164,000             --             --             --        164,000

Issuance of common stock at $0.14 per share for cash
      with attached warrants at $0.06 per share for cash        60,000             --             --             --        200,000

Conversion of preferred stock into common stock                     --             --             --             --             --

Common stock repurchase at $0.02 per share                          --             --             --             --         (7,500)

Warrants issued for financing expense                          219,642             --             --             --        219,642

Foreign currency translation gain                                   --             --             --          4,048          4,048

Net loss for the year ended December 31, 2001                       --             --     (1,222,069)                   (1,222,069)
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                                 $   840,642    $        --    $(2,760,998)   $        --    $ 1,424,790

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                            Preferred Stock               Common Stock
                                                                        -------------------------   -------------------------
                                                                          Number                       Number
                                                                         of Shares        Amount     of Shares        Amount
                                                                        -----------   -----------   -----------   -----------
Balance, December 31, 2001                                                       --   $        --    24,356,144   $    24,356

Issuance of common stock for services at $0.16 per share                         --            --       700,000           700

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash            --            --     3,000,000         3,000

Issuance of common stock at an average of $0.07 per share for
cash with attached warrants at an average of $0.08 per share for cash            --            --       800,000           800

Issuance of stock options for services                                           --            --            --            --

Expiration of stock options                                                      --            --            --            --

Net loss for the nine months ended September 30, 2002                            --            --            --            --
                                                                        -----------   -----------   -----------   -----------
Balance, September 30, 2002 (unaudited)                                          --   $        --    28,856,144   $    28,856
                                                                        ===========   ===========   ===========   ===========

                                                                         Additional  Stock Options                     Total
                                                                          Paid-in         and        Accumulated    Stockholders'
                                                                          Capital       Warrants       Deficit         Equity
                                                                        -----------   -----------    -----------    -----------
Balance, December 31, 2001                                              $ 3,320,790   $   840,642    $(2,760,998)   $ 1,424,790

Issuance of common stock for services at $0.16 per share                    111,300            --             --        112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash       168,950       128,050             --        300,000

Issuance of common stock at an average of $0.07 per share for
cash with attached warrants at an average of $0.08 per share for cash        59,200        60,000             --        120,000

Issuance of stock options for services                                           --        12,173             --         12,173

Expiration of stock options                                                 452,000      (452,000)            --             --

Net loss for the nine months ended September 30, 2002                            --            --       (680,411)      (680,411)
                                                                        -----------   -----------    -----------    -----------
Balance, September 30, 2002 (unaudited)                                 $ 4,112,240   $   588,865    $(3,441,409)   $ 1,288,552
                                                                        ===========   ===========    ===========    ===========

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                     Nine Months     Nine Months   June 15, 1998
                                                                        Ended           Ended      (Inception) to
                                                                    September 30,   September 30,   September 30,
                                                                         2002            2001            2002
                                                                     (unaudited)     (unaudited)     (unaudited)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     $   (680,411)   $   (681,833)   $ (3,441,409)
       Adjustments to reconcile net loss
             to net cash used by operating activities:
       Depreciation                                                        1,377           1,314           6,206
       Intangible asset expensed                                           9,520
       Stock options issued for consulting fees                           12,173         164,000         849,173
       Stock issued for consulting fees                                  112,000              --         112,000
       Warrants issued for financing expense                                  --              --         219,642
       Consulting fees due to related party applied to receivable             --              --          15,000
       Decrease (increase)  in deposits and retainers                     18,836          61,337          (3,387)
       Increase (decrease) in accounts payable                           (62,534)        141,783          59,146
       Increase in accrued interest receivable                                --            (315)             --
       Increase in accrued interest payable                              119,585          18,464         168,822
                                                                    ------------    ------------    ------------
       Net cash used by operating activities                            (469,454)       (295,250)     (2,014,807)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Loan to related party                                                  --              --         (15,000)
       (Purchase) write-off of molds                                     (16,000)         27,000         (59,000)
       Payments of license agreement                                          --        (525,000)       (525,000)
       Patent costs                                                           --          (1,733)           (609)
       Purchase of equipment                                                  --          (1,338)         (8,045)
                                                                    ------------    ------------    ------------
       Net cash used in investing activities                             (16,000)       (501,071)       (607,654)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of preferred stock                                  --              --         250,000
       Proceeds from sale of common stock                                420,000         200,000       1,379,799
       Repurchase of common stock                                             --              --          (7,500)
       Proceeds from notes payable                                            --         300,000              --
       Proceeds from issuance of notes payable to related parties             --         285,000       1,053,635
                                                                    ------------    ------------    ------------
       Net cash provided by financing activities                         420,000         785,000       2,675,934
                                                                    ------------    ------------    ------------

Increase (decrease) in cash                                              (65,454)        (11,321)         53,473

Cash, beginning of period                                                118,927          11,362              --
                                                                    ------------    ------------    ------------

Cash, end of period                                                 $     53,473    $         41    $     53,473
                                                                    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                $      2,432    $      1,265    $     14,989
                                                                    ============    ============    ============

       Income taxes paid                                            $         --    $         --    $         --
                                                                    ============    ============    ============

NON-CASH TRANSACTIONS:
       Common stock issued for acquisition of subsidiary            $         --    $         --    $  1,925,000
       Note issued for purchase of property, equipment,
              and operating expenses                                $         --    $         --    $      3,635
       Note issued for pending patent to related party              $         --    $         --    $     33,330
       Note issued for deposit for stock                            $         --    $    100,000    $    100,000
       Warrants issued for financing activities                     $         --    $         --    $    219,642
       Stock options issued for consulting fees                     $     12,173    $    164,000    $    849,173
       Stock issued for consulting fees                             $    112,000    $         --    $    112,000
       Stockholder's contribution for equipment                     $         --    $         --    $      1,847

             See accompanying notes and accountant's review report.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

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

The Company is in the development stage and, as of September 30, 2002, had realized no revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,441,409, which includes a net loss of $680,411 for the nine months ended September 30, 2002, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2002, the Company had stock options and warrants outstanding, equivalent to 8,425,000 common stock shares, which are considered to be anti-dilutive.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in the financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2002, the Company had net deferred tax assets of approximately $453,350, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has net operating loss carryforwards of approximately, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of approximately$1,181,000 attributable to options, warrants and restricted stock issued to employees and consultants.

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

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 had no effect on the Company's financial statements at September 30, 2002 or December 31, 2001.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 44, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

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

Interim Financial Statements

The interim financial statements for the period ended September 30, 2002, included herein, have not been audited at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 3 - INTANGIBLE ASSETS (continued)

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

                                               September 30,        December 31,
                                                   2002                 2001
                                               ------------         ------------
Furniture and Fixtures                         $      1,893         $      1,893
Less:  Accumulated Depreciation                       1,100                  899
                                               ------------         ------------
Net Furniture & Fixtures                       $        793         $        994
                                               ============         ============

Office Equipment                               $      7,999         $      7,999
Less:  Accumulated Depreciation                       5,106                3,930
                                               ------------         ------------
Net Office Equipment                           $      2,893         $      4,069
                                               ============         ============

Molds                                          $     59,000         $     43,000
                                               ============         ============

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

The Company, in the development of prototype construction products, has acquired a mold that will produce a Beam. This first generation Beam mold was developed at a cost of $16,000. This mold is currently carried at cost. The Company is continuing its research and development using

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

this mold. When completed and placed in service, the mold will be depreciated over its expected useful life.

NOTE 5 - SHORT-TERM DEBT

As of September 30, 2002, current debt consisted of: i) a $100,000 note payable, dated July 9, 2001, and a $200,000 note payable dated September 30, 2001, which mature two years from the dates of issuance, bear interest at 15% per annum and are unsecured, and ii) unsecured notes payable totaling $61,965, bearing interest at 10% per annum, originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and due on demand.

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

NOTE 6 - LONG-TERM DEBT

As of September 30, 2002, long-term debt consisted of a $200,000 note payable, dated November 9, 2001, a $375,000 note payable, dated November 15, 2001, a $100,000 note payable, dated November 16, 2001, and a $50,000 note payable, dated November 23, 2001. All of the aforementioned notes are unsecured and bear interest at 15% per annum, payable at maturity, which is two years from the dates of issuance. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance. See Note 9.

NOTE 7 - COMMON STOCK

During the third quarter of 2002, the Company sold 800,000 "units" for aggregate cash consideration of $120,000. The units, which consisted of 800,000 shares of common stock with one warrant attached to each common share, were issued at $0.15 per unit. Each warrant is exercisable at $0.50 per share for two years from the dates of issuance. See Note 9. These shares were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 7 - COMMON STOCK (continued)

During the first two quarters of 2002, the Company sold 3,000,000 "units" for aggregate cash consideration of $300,000. The units, which consisted of 3,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.10 per unit. Each warrant is exercisable at $0.25 per share for two years from the dates of issuance. See Note 9. These shares were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 7 - COMMON STOCK (continued)

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

Warrants

During August and September 2002, 800,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.50 per share until August and September 2004. These warrants were valued at an average price of $0.08 per share, for a total of $60,000. See
Note 7.

During June 2002, 1,500,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until late June 2004. These warrants were valued at $0.03 per share, for a total of $42,000. See Note 7.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

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

On August 13, 2002, stock options totaling 100,000 shares expired. These stock options were valued at $0.24 per option for a total of $24,000. On June 10, 2002, stock options totaling 1,100,000 shares expired. See Note 10. These stock options were valued at $0.24 per option for a total of $264,000. On May 28, 2002, stock options totaling 700,000 shares expired. These stock options were valued at $0.15 per option for a total of $105,000. On February 28, 2002, stock options totaling 200,000 shares expired. These stock options were valued at $0.15 per option for a total of $30,000. On March 13, 2002, stock options totaling 100,000 shares expired. These stock options were valued at $0.29 per option for a total of $29,000. On January 15, 2002, stock options totaling 100,000 shares were issued. These options were valued at $0.12 per option for a total of $12,173.

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

                                                                              Weighted
                                                                               Average
                                                                              Exercise
                                                               Shares           Price
                                                            ------------    ------------
Outstanding at January 1, 2001                                 2,200,000
Expired                                                         (550,000)   $      0.575
Granted                                                          100,000           0.600
Granted                                                          900,000           0.300
                                                            ------------    ------------
Outstanding and exercisable at December 31, 2001               2,650,000    $      0.469
                                                            ============    ============

Outstanding at January 1, 2002                                 2,650,000
Granted                                                          100,000    $      0.300
Expired                                                       (2,200,000)          0.456
                                                            ------------    ------------
Outstanding  and  exercisable  at September 30, 2002             550,000    $      0.425
                                                            ============    ============

Weighted average fair value of options granted during
the nine months ended September 30, 2002                                    $       0.12
                                                                            ============

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

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

On March 14, 2001, the Company granted 300,000 stock options for common stock shares each to Gerald Breslauer, the vice president of administration of the Company, and Mark Kallan, the executive vice president of the Company. Mr. Breslauer and Mr. Kallan resigned their

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 10 - RELATED PARTIES (continued)

respective positions with the Company on November 28, 2001. The options granted to Messrs. Breslauer and Kallan expired unexercised on May 28, 2002.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In July 2001, the Company entered into a consulting agreement with Erwin Pruefer. The consultant performs marketing and sales services for the Company and is compensated on a commission basis. The compensation details for various products sold by Mr. Pruefer are as follows: development contracts, 10% of revenues from contracts; production contracts, 7.5% of revenues from contracts (not to exceed 15% of gross margin on a given contract); technology licensing contracts, 10% of revenues from contracts, with a minimum commission of $25,000 per licensing system sold. A cap of $50,000 commission per customer exists. After this maximum is reached, compensation agreements call for stock options to be issued to the consultant to pay any additional commissions payable, with the maximum of 500,000 options available to Mr. Pruefer.

Lease Agreements

The Company entered into a lease for office space in Las Vegas, Nevada for the period of thirty-six months beginning October 1, 1998. The lease was extended for a three-month period to December 31, 2001, by mutual agreement between the landlord and the Company. The lease agreement was further extended for an additional twelve-month period to December 31, 2002, by mutual agreement between the landlord and the Company.Monthly payments are currently $838 per month, including $40 for utilities. In compliance with the terms as contained in each office lease held in the Company's name, the Company has purchased comprehensive public liability insurance.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Monthly payments of the lease are currently $2,795 per month with additional charges for common area. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time. The Company made lease payments for the Boca Raton, Florida office totaling $10,000 during the nine months ended September 30, 2002, but is no longer occupying this Florida office. Pursuant to a letter of understanding between Gerald Breslauer and the Company, dated November 28, 2001, Mr. Breslauer will be compensated by the Company in the amount of $15,000 should he be successful in locating a suitable tenant to sublease the remainder of the Company's Boca Raton, Florida office space.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements (continued)

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Monthly payments of the lease are currently $2,595 per month with additional charges for common area. A security deposit was paid in the amount of $2,600.

Future annual minimum lease payments for the term of the Boca Raton and Orlando, Florida lease agreements as of September 30, 2002 are as follows for the years ending December 31:

                    Orlando Office        Boca Raton Office
                    --------------        -----------------
2002                $       7,785          $         8,385
2003                $      31,557          $        34,876
2004                $      32,819          $        36,272
2005                $      22,455          $        37,725
2006                $          --          $         3,270

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

Agreement with Schaefer Systems International, Inc.

The Company and Schaefer Systems International, Inc. (SSI) entered into a product development and production agreement dated August 6, 2002, which provides that the Company, with technical design and product development support provided by TCD, will develop a part on behalf of SSI, with part prototypes being deliverable to SSI no later than six months after the agreement date. Initial payment, in the amount of $61,215, was made by SSI to the Company to facilitate development of the part. In the event that the Company fails to perform under the contract, this payment is returnable to SSI. Accordingly, the Company currently recognizes the value of the initial payment made by SSI to the Company as a deposit for product development.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Schaefer Systems International, Inc. (continued)

The Company will recognize the deposited amount as revenue upon approval by SSI of initial product prototypes, which is expected to occur during the second quarter of 2003.

NOTE 12 - SUBSEQUENT EVENT

Letter Agreement with New Age Shelters Ltd.

The Company and New Age Shelters Ltd. (New Age), a building systems manufacturing company, entered into a non-binding letter agreement, dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into a wholly- owned subsidiary of the Company. Terms of the letter agreement provide that, subject to conditions including due diligence review, obtaining necessary approvals, and negotiation and execution of a definitive merger agreement, New Age would merge with and into a wholly- owned subsidiary of Envirokare, with the subsidiary to be the surviving company in the merger and continue the business of New Age. Merger consideration would be in the form of Envirokare common stock issued to New Age shareholders, with 1,000,000 shares to be issued upon completion of the merger, and additional shares to be issued in 2006 based on net profits of New Age during the 2003-2005 periods.

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

      The Company is actively engaged in marketing the TPF technology to numerous potential clients. Management anticipates that Envirokare will enter into product/technology development agreements with prospective clients to develop composite materials products on behalf of such clients. Developed products would have a specific application within a client's existing markets or within new or expanded market areas that may open as a result of opportunities presented by products developed in conjunction with the Company. Upon the completion of the development of a specific product, the Company anticipates that it would enter into product manufacturing and marketing agreements with the client under which the client would be granted a sublicense to produce the jointly developed product, or Envirokare would produce the product in its own manufacturing facility for sale to the client. Envirokare is currently holding discussions with prospective clients and recently entered into its first product/technology development agreement with Schaefer Systems International, Inc. ("SSI") See " --Product Development and Purchase Agreement with SSI," below.

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

      The Company's testing program has included in-depth analysis of substrate compounds, extrusion methods and equipment modifications. Initial prototypes of the Pallet and Beam have been developed and refined. The Company expects to have potential customers evaluate these products through in-use testing some time during the first half of 2003. Company management anticipates that the Company, or its sublicensees, will commence commercial production of the Pallet, or other products either in development or contemplated for development, once appropriate production facilities are procured and commissioned for production, currently anticipated to occur sometime in 2003, and upon completion of final testing and evaluation of the first products.

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

      Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by paying to TCD's shareholders $15,000,000 consideration, either in shares of Envirokare, or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004.

      Product Development and Purchase Agreement with Schaefer Systems International, Inc.

      On August 6, 2002, the Company entered into a product development and purchase agreement with SSI, pursuant to which the Company has been contracted to develop a proprietary product for SSI. The agreement provides for a development phase and a production phase. For the development phase, the agreement specifies that the Company will design and develop the product, including molds, and produce a quantity of prototypes for field testing, field trials and approvals. This new product is expected to be significantly lighter and stronger than currently available competitive products. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The Company is to deliver product prototypes to SSI no later than six months after the agreement date. Initial payment of $61,215 was made by SSI to the Company to facilitate the development of the proprietary product. In the event that the Company fails to perform under the contract, then such payment is returnable to SSI. Upon SSI approval of the prototype product, the Company will proceed with the fabrication to supply SSI with the new proprietary product, as specified in the production phase of the agreement.

Letter Agreement with New Age Shelters Ltd.

The Company and New Age Shelters Ltd. (New Age) entered into a non-binding letter agreement, dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company, which manufactures patented modular products that have a variety of applications including use for warehousing, greenhouses, food storage, residential, military field stations and camps, emergency shelters and temporary schools and hospitals. Terms of the letter agreement provide that, subject to conditions including due diligence review, obtaining necessary approvals, and negotiation and execution of a definitive merger agreement, New Age would merge with and into a wholly-owned subsidiary of Envirokare, with the subsidiary to be the surviving company in the merger and to continue the business of New Age. Merger consideration would be in the form of Envirokare common stock issued to New Age shareholders, with 1,000,000 shares to be issued upon completion of the merger, and additional shares to be issued in 2006 based on net profits of New Age during the 2003-2005 period. The Company filed a Form 8-K with the Commission, dated October 18, 2002, containing a press release relating to this matter.

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

      The TPF Process has potential application in a broad range of industries including: agriculture, automotive, material handling, transportation, marine, medical, waste management and aerospace. Management believes that TPF composite products will be a natural choice to replace many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture. As a thermoplastic process, TPF also has an additional advantage in that it does not emit any VOCs. The processing of thermoset composites, for example, does emit VOCs.

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

      During the second quarter of 2002, the Company engaged the Metis Design Corporation, Inc. ("Metis Design"), formerly Horizon Defense and Aerospace Solutions, Inc., to conduct a review of the TPF technology. Metis Design, based in Cambridge, Massachusetts, is an advanced technology firm specializing in composites consulting, damage monitoring and structural concept design and analysis.

      In September 2002, Metis Design presented the Company's management with final findings regarding the TPF technology. In its report, Metis Design noted that, as the utilization of advanced thermoplastic composite materials has extended into market segments such as military and aerospace, commercial manufacturers are increasingly demanding lower cost, quicker and more flexible reinforced thermoplastic processing techniques. Metis Design found that the TPF Process has significant potential to address this need. In addition, Metis Design reported that the TPF Process could represent a solution to a long-standing need in the long-fiber reinforced composite manufacturing process
- the TPF Process enables manufacturers to mass-produce at high rates and labor efficiencies compared to many current production techniques, while retaining accuracy and the ability to utilize low molding pressures. The report also noted that the TPF Process provides economic advantages over other thermoplastic composite molding methods through reduced labor, material, tooling and machine costs.

      Metis conducted narrow coupon tensile tests were conducted on composite material samples produced from the TPF Process. These tests are an American Standards and Testing Measures (ASTM) standard for extracting straight mechanical properties of a material. The test results demonstrated that the material properties exhibited in the product, as formed by the TPF Process, are comparable to those from products formed through traditional processes, and are similar to those properties published by commercially available materials.

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

      Based on the results of testing conducted on the second generation E Pallet, the Company commenced redesign of certain features of the Pallet during the second quarter of 2002. The Company engaged Metis Design to optimize this Pallet redesign. Through this engagement, design element modifications were developed and proposed for certain aspects of the Pallet design. The Pallet design modifications, as proposed by Metis Design, allow for a significant weight reduction of the Pallet thus making the Pallet more cost-effective and easier to handle, while structural features attributed to prior versions of the Pallet are not anticipated to be materially affected. The Company is presently negotiating product development agreements with prospective partners pursuant to which the next generation Pallet prototypes will be produced and which, following appropriate testing approvals and due diligence on Pallet prototypes, will lead to a comprehensive production agreement for Pallet manufacture.

      Once redesign work is completed by Metis Design, the Company will conduct further tests on the Pallet, with testing designed to provide information as to the longevity of the Pallet, as compared to pallets made from non-TPF processes, including pallets made from other materials. Information provided from this additional engineering analysis will further the development of marketing strategies for the Company. There can be no assurance that this additional engineering will not delay the Company's plans for the commercialization of the Pallet.

      In addition to the second-generation Pallet discussed above, the Company is also developing a Pallet incorporating wireless tracking capabilities, based on technology acquired in the Company's 2000 merger with Electroship (N.Y.) Inc. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable to many prospective customers. Company plans for additional development of this wireless Pallet technology are scheduled for late 2002. The primary asset that the Company acquired in the Electroship merger was a provisional patent application that was filed by Electroship with the United States Patent and Trade Office ("USPTO"), which expired after filing without the Company filing a regular patent application with priority from the original provisional application. The Company made application to the USPTO to provisionally refile the patent during the third quarter of 2002.

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

      Liquidity and Capital Resources

      The Company is not yet generating revenues. For the period ended September 30, 2002, the Company had a net loss of $680,411. The Company's net loss accumulated for the period from June 15, 1998 (inception) to September 30, 2002 was $3,441,409. The Company anticipates that it will begin to generate revenue during 2003, upon the anticipated start of commercial sales of its products by the Company or its sublicensees. At September 30, 2002, the Company had current assets of $53,473. During the period ended September 30, 2002, the Company's cash resources decreased by $65,454. At September 30, 2002, the Company had current liabilities of $554,635. At September 30, 2002, current liabilities exceeded current assets by $501,162. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

      To date, the Company has raised capital through private placements of common stock, convertible preferred stock and units consisting of promissory notes and warrants. The Company has budgeted pre-production and other production-related expenditures for the twelve months through September 30, 2003 at $720,000 and plans to raise additional funds in the next several months to cover its proposed expenditures. These funds may be raised through additional equity financings, as well as through borrowings and other resources. There can be no assurances, however, that the Company will be able to raise these funds.

      During 2001, the Company raised a total of $1,225,000 in two private placement financings. The first was a private placement consisting of units of the Company's common stock and warrants to purchase common stock, in which the Company raised proceeds of $200,000. Additionally, the Company completed a new private placement of units during November 2001. This offering consisted of promissory notes due between July 2003 and November 2003 that bears interest at a rate of 15% per annum and a warrant to purchase three shares of the Company's common stock, at an exercise price of $0.195 per share, exercisable for two years from the date of subscription. The Company raised $1,025,000 in this offering.

      During 2002, the Company has raised, to date, a total of $420,000 in two private placement financings. The first was a private placement consisting of units of the Company's common stock and warrants to purchase common stock at a price of $0.10 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.25 per share, exercisable for two years from the date of subscription. The Company raised proceeds of $300,000 from this offering. Additionally, the Company is currently conducting a private placement offering of units at a price of $0.15 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.50 per share, exercisable for two years from the date of subscription. The Company has raised $120,000 in this offering as of September 30, 2002. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it will be able to continue with its development and marketing plans and meet its obligations including cash requirements for at least the next twelve months, to September 30, 2003. During the twelve months ending September 30, 2003, the Company anticipates that it will continue its current research and development activities, primarily focusing on further testing and refinement of the Pallet and the Beam. If adequate funds are not available, the Company may have to curtail operations significantly. The Company would in such case first delay further testing of the Beam and then, if necessary, postpone refinement of the Pallet design, which would delay the planned commercial production of the Pallet beyond the currently anticipated start in 2003.

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

      Employees

      The Company currently has two employees. The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations. The Company currently retains three consultants in the areas of marketing and administration. Contracts are entered into as required with respect to consultants who provide engineering and technical support for Company products in development.

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

Item 2. Changes in Securities

      The Company is currently undertaking a private placement of units priced at $0.15 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.50 per share, exercisable for two years from the date of subscription. As of September 30, 2002, the Company has raised $120,000 in this offering. The securities are being offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933 (the "Securities Act").

      During the second quarter of 2002, the Company completed a private placement of units priced at $0.10 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.25 per share, exercisable for two years from the date of subscription. The Company raised $300,000 in this offering. The securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number    Description of Document
------    -----------------------
3.1       Company's Articles of Incorporation, as amended October 12, 1999   (1)

3.2       Company's By-laws as amended and restated December 11, 2000        (2)

10.1      Merger Agreement by and among the Company, Electroship             (3)
          Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners,
          John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony
          Joao and Richard Reichler, dated as of December 1, 2000

10.2      Assignment of Patent Application from Electroship Partners to      (3)
          Electroship (N.Y.) Inc. and Defined Field of Use License
          Agreement between Electroship Partners and Electroship (N.Y.)
          Inc. dated as of September 20, 2000

10.3      License Agreement between Envirokare Composite Corp. and           (2)
          Thermoplastic Composite Designs, Inc., dated March 30, 2001

10.4      Merger Agreement by and among the Company, Envirokare Composite    (2)
          Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and
          Dale Polk, Jr., dated March 30, 2001

10.5      Employment Agreement between the Company and Charles H. Stein,     (4)
          dated December 18, 2000

10.6      Employment Agreement between the Company and Mark L. Kallan,       (4)
          dated December 18, 2000

10.7      Employment Agreement between the Company and Gerald Breslauer,     (4)
          dated December 18, 2000

10.8      Amendment to Employment Agreements between the Company and each    (4)
          of Charles H. Stein, Mark Kallan, and Gerald Breslauer, dated
          March 14, 2001

10.9      Letter Agreement between the Company and Charles H. Stein, dated   (4)
          May 8, 2001

Exhibit
Number    Description of Document
------    -----------------------
10.10     Agreement and General Release between the Company and Charles H.   (5)
          Stein, dated November 27, 2001

99.1      Officer's Certificate, dated November12, 2002

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

      (b)   Reports on Form 8-K

      A report on Form 8-K was filed by the Company on July 9, 2002, concerning the issuance of a press release announcing that it raised $300,000 from a private placement of Company units. See "Part II - Item 2. Changes in Securities"

      A report on Form 8-K was filed by the Company on September 25, 2002, concerning the issuance of a press release announcing that it had entered into an agreement with Schaefer Systems International, Inc. to develop products and supply products on behalf of the client. See "Part I - Item
      2. Product Development and Purchase Agreement with Schaefer Systems International, Inc."

                                        SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

                              ENVIROKARE TECH, INC.
                              Registrant

                              By: /s/     STEVE PAPPAS
                                  ------------------------------------------
                                  Name:   Steve Pappas
                                  Title:  President
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                 CERTIFICATIONS

      I, Steve Pappas, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Envirokare Tech, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 12, 2002

                                       /s/    STEVE PAPPAS
                                       -----------------------------------------
                                       Name:  Steve Pappas
                                       Title: President and Treasurer (Principal
                                              Executive Officer and Principal
                                              Financial Officer)

                                      EXHIBIT INDEX
Exhibit
Number    Description of Document
------    -----------------------
3.1       Company's Articles of Incorporation, as amended October 12, 1999   (1)

3.2       Company's By-laws as amended and restated December 11, 2000        (2)

10.1      Merger Agreement by and among the Company, Electroship             (3)
          Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners,
          John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony
          Joao and Richard Reichler, dated as of December 1, 2000

10.2      Assignment of Patent Application from Electroship Partners to      (3)
          Electroship (N.Y.) Inc. and Defined Field of Use License
          Agreement between Electroship Partners and Electroship (N.Y.)
          Inc. dated as of September 20, 2000

10.3      License Agreement between Envirokare Composite Corp. and           (2)
          Thermoplastic Composite Designs, Inc., dated March 30, 2001

10.4      Merger Agreement by and among the Company, Envirokare Composite    (2)
          Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and
          Dale Polk, Jr., dated March 30, 2001

10.5      Employment Agreement between the Company and Charles H. Stein,     (4)
          dated December 18, 2000

10.6      Employment Agreement between the Company and Mark L. Kallan,       (4)
          dated December 18, 2000

10.7      Employment Agreement between the Company and Gerald Breslauer,     (4)
          dated December 18, 2000

10.8      Amendment to Employment Agreements between the Company and each    (4)
          of Charles H. Stein, Mark Kallan, and Gerald Breslauer, dated
          March 14, 2001

10.9      Letter Agreement between the Company and Charles H. Stein, dated   (4)
          May 8, 2001

10.10     Agreement and General Release between the Company and Charles H.   (5)
          Stein, dated November 27, 2001

Exhibit
Number    Description of Document
------    -----------------------

99.1      Officer's Certificate, dated November 12, 2002

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