Form 10KSB
period 2002-12-31
ENVIROKARE TECH INC
filed 2003-04-14
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2002 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____ to _____

Commission File Number 000-26095

                              ENVIROKARE TECH, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                               88-0412549
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

5850 T. G. Lee Blvd., Suite  535, Orlando, FL                        32822
   (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code (407) 856-8882

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO | |

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: The issuer is a development stage company and has no revenues to report at this time.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 4, 2003 is $4,257,355.

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

      The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 4, 2003 was 31,376,144

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

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits and Reports on Form 8-K

Item 14.    Controls and Procedures

                                     PART I

Item 1. Description of Business

      This Form 10-KSB contains some statements that the Company believes are "forward-looking statements." Forward-looking statements include statements about future business plans and strategies of the Company, statements about the future of plastic processing technologies, statements about the future of the materials handling industry, including the pallet industry, statements about prospects for other products that may be developed by the Company or sublicensees, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but there can be no assurance that the Company has identified all of those factors. Accordingly, readers should not place undue reliance on forward-looking statements. Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-KSB.

      Development and Business of the Company

      Envirokare Tech, Inc., ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998. The executive offices of the Company are located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822. The Company's telephone number is (407) 856-8882. During the first quarter of 2001, the Company began leasing additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431. The Company is currently in the process of searching for a subleasee for its Boca Raton, FL office.

      The Company is currently in the development stage and has not yet generated any operating revenues. The Company is a technology-based company positioned to develop and market environmentally responsible products containing recycled materials, polymers and fibers. The Company is currently developing numerous industrial and commercial products on behalf of clients and in its own behalf, through a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD") See " -- License and Merger Agreements with TCD," below. TCD, located in Florida, has invented and developed a unique composite plastics processing technology, the Thermoplastic Flowforming process (variously referred to herein as "TPF Process", the "Process" or "TPF technology"), which is discussed under " -- TPF Process," below. Principal products currently in development on behalf of the Company and its clients are discussed below under " -- Products; Product Development."

      The Company's license agreement with TCD enables the Company to commercially exploit the TPF Process by marketing composite materials products made through the TPF Process that are currently in development, developing and marketing other products containing composite materials made through the TPF Process within various market sectors and industries, and sublicensing the TPF Process. Products developed by the Company will be manufactured by the Company or by sublicensees. In November 1999, the Company engaged TCD to design and supply a system to manufacture a pallet (the "Pallet", or sometimes referred to herein as the "E Pallet") and other contemplated materials handling products and to assist in making Pallet design modifications to meet product specifications provided by the Company. As a result of the Company acquiring licensing rights to the TPF Process during 2001, the Company expanded its original business plan to focus on and include sublicensing the TPF Process to numerous prospective clients that currently operate in a number of industries. The Company also has engaged TCD to assist in the development of a number of products and to manufacture product prototypes, in quantities required for testing and analysis, on an as-needed basis, on behalf of the Company, its product development clients and prospective sublicensees.

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

The primary asset that the Company acquired in this merger was a patent application relating to wireless tracking capabilities that was provisionally filed by Electroship with the United States Patent and Trade Office ("USPTO") and that expired subsequent to consummation of the merger. The Company made application to the USPTO to provisionally refile the patent during the third quarter of 2002. The Company anticipates that patents that may be issued as result of its provisional filing will provide the Company with, among other potential wireless product developments, the ability to develop materials handling products that will have wireless tracking capability.

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

      The Company is actively engaged in marketing the TPF technology to numerous potential clients. Management has entered into product/technology development agreements with prospective clients to develop composite materials products on behalf of such clients. Management anticipates additional product/technology agreements will be developed with prospective clients during 2003 and thereafter. Products co-developed by the Company would have a specific application within a client's existing markets or within new or expanded markets that may open as a result of opportunities presented by such products. Upon the completion of the development of a specific product, the Company anticipates that it would enter into product manufacturing and marketing agreements with the client under which the client would be granted a sublicense to produce the jointly developed product, or Envirokare would produce the product in its own manufacturing facility for sale to the client. Envirokare is currently holding discussions with prospective clients and recently entered into its first product/technology development agreement with Schaefer Systems International, Inc. ("SSI"). See " --Product Development and Purchase Agreement with SSI," below. The Company also entered into a product/technology development agreement with Aluma-Form, Inc. during January 2003.

      In addition to marketing the TPF technology in an effort to develop products on behalf of potential clients, the Company continues to develop its own products. The Company has developed a second generation Pallet, which incorporates significant refinements in both design and composite construction, relative to the first generation Pallet (see below for a discussion of the Pallet development). A pallet is a portable platform for handling, storing, or moving materials and packages and is used in, for example, warehouses, factories and vehicles. The Company has also developed a first generation beam structure (the "Beam") that is anticipated to have application within, among other industries, the marine and modular housing industries. The Beam is capable of carrying specific weight, or load, capacities and provides the basis for interconnectivity between other components within a constructed system.

      The Company had originally planned to have licensees begin producing the Pallet in 2000, but decided to conduct additional tests, which delayed the production start date. The introduction of significantly improved substrate technology, afforded by the TPF technology, caused the Company to rethink its initial Pallet production start dates, as well as production and marketing strategy. Consequently, the Pallet required additional product development and testing specific to improving product substrate composition, prior to initiating the launch of production operations by the Company or its sublicensees.

      The Company's testing program has included in-depth analysis of substrate compounds and process modifications and has led to the refinement of the initial prototypes of the Pallet. The Company expects to have potential customer's evaluations some time during the last half of 2003. Company management anticipates that the Company, or its sublicensees, will commence commercial production of the Pallet or other products either in development or contemplated for development, once appropriate production facilities are acquired and commissioned for production, currently anticipated to occur sometime in 2003.

      License and Merger Agreements with TCD

      On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that, subject to certain limitations, allows the Company to commercially exploit the TPF Process for itself and on behalf of Company licensees. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for industries which may include agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The Company paid TCD a one time license fee of $525,000 under the agreement.

      Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004.

      Product Development and Purchase Agreement with Schaefer Systems International, Inc.

      On August 6, 2002, the Company entered into a product development and purchase agreement with SSI, pursuant to which the Company has been contracted to develop a proprietary product for SSI. The agreement provides for a development phase and a production phase. For the development phase, the agreement specifies that the Company will design and develop the product, including molds, and produce a quantity of prototypes for field testing, field trials and related approvals. This new product is expected to be significantly lighter and stronger than currently available competitive products. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The Company is to deliver product prototypes to SSI no later than six months after the agreement date. An initial payment of $61,215 was made by SSI to the Company to facilitate the development of the proprietary product. During the fourth quarter of the fiscal year, this Agreement expired without delivery by the Company. A new Product Development Agreement was signed between the Company and SSI after the end of the fiscal year on March 28, 2003. This Agreement provides for the development the same products; for the credit of the previous payment to the Company and for the payment of the balance of the development fee as follows: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after Development Completion. SSI continued its right to order additional development for an additional payment of $300,000. This Agreement provides for 26 weeks from the effective date within which to complete successful development or for the initial payment to be returned.

      Letter Agreement with New Age Shelters Ltd.

      The Company and New Age Shelters Ltd. ("New Age") entered into a non-binding letter of agreement, dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company, which manufactures patented modular products that have a variety of applications including use for warehousing, greenhouses, food storage, residential, military field stations and camps, emergency shelters and temporary schools and hospitals. Terms of the letter agreement provide that, subject to conditions including due diligence review, obtaining necessary approvals, and negotiation and execution of a definitive merger agreement, New Age would merge with and into a wholly-owned subsidiary of Envirokare, with the subsidiary to be the surviving company in the merger and to continue the business of New Age. Merger consideration would be in the form of Envirokare common stock issued to New Age shareholders, with 1,000,000 shares to be issued upon completion of the merger, and additional shares to be issued in 2006 based on net profits of New Age during the 2003-2005 period. The Company filed a Form 8-K with the Commission, dated October 18, 2002, containing a press release relating to this matter.

      TPF Process

      The TPF process is a proprietary process developed by TCD that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products. TPF Process patents are pending.

      Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. Management believes that the TPF Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs. The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding. One such advantage is in the cost savings that may be realized in the reduced labor required to create larger parts made using the TPF Process. The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF Process. Material costs will typically also be lower when using the Process, because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

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

      The Company believes that its specialization in the field of thermoplastic composites will give it a competitive advantage in the future. Until recently, thermoplastic composites were not considered commercially viable substitutes for thermoset composites, wood, aluminum, steel, and other metal alloys. However, the key TPF technology innovation of long-fiber reinforced thermoplastic composites has dramatically improved the mechanical and physical properties of this category of composite products and has made such composites a viable commercial alternative to traditional materials.

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

      Metis conducted narrow coupon tensile tests on composite material samples produced from the TPF Process. These tests are the standard procedure for determining certain mechanical properties of a material. The test results demonstrated that the material properties exhibited in the product, as formed by the TPF Process, are comparable to those from products formed through traditional processes, and are similar to those properties published by commercially available materials.

      Products; Product Development

      The Pallet

      The Company anticipates that one of its first products to be commercialized will be the E Pallet, made through the TPF Process (as discussed above). The E Pallet is comprised of long-fiber reinforced recycled material and is 100% recyclable.

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

      Since inception, the Company has been actively engaged in the development of the Pallet. The Company entered the pallet manufacturing business in December 1998, with the acquisition of assets including equipment, early-stage rubber mold technology and patent rights potentially applicable to the development of rubber mold technology for creating a pallet made of recycled materials. The Company substantially improved on this purchased technology and developed, after more than two years of research and working with TCD, a molded Pallet composed of thermoplastic composite. The Company believes that the acquired early-stage rubber mold technology is of marginal commercial value. The Company is focusing its efforts on further developing the Pallet and it believes that the finished Pallet will meet the requirements of many end users.

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

      Based on the results of testing conducted on the second generation E Pallet, the Company commenced redesign of certain features of the Pallet during the second quarter of 2002. The Company engaged Metis Design to optimize this Pallet redesign. Through this engagement, design element modifications were developed and proposed for certain aspects of the Pallet design. The Pallet design modifications, as proposed by Metis Design, allow for a significant weight reduction of the Pallet thus making the Pallet more cost-effective and easier to handle, while structural features attributed to prior versions of the Pallet are not anticipated to be materially affected. The Company is presently negotiating product development agreements with prospective partners pursuant to which the next generation Pallet prototypes will be produced. Following appropriate testing approvals and due diligence on Pallet prototypes, the Company will pursue a comprehensive production agreement for Pallet manufacture.

      Once redesign work is completed by Metis Design, the Company will conduct further tests on the Pallet, with testing designed to provide information as to the longevity of the Pallet, as compared to pallets made from non-TPF processes, including pallets made from other materials. Information provided from this additional engineering analysis will further the development of marketing strategies for the Company. There can be no assurance that this additional engineering will not delay the Company's plans for the commercialization of the Pallet. The Company is presently negotiating with prospective clients who may complete development of the Pallet in cooperation with the Company and make it available for commercialization. The Company anticipates that the reengineered E Pallet will be available for sale sometime in early 2004.

      In addition to the second-generation Pallet discussed above, the Company is also evaluating pallets and other material handling devices incorporating wireless tracking capabilities, based on technology acquired in the Company's 2000 merger with Electroship (N.Y.) Inc., which is discussed under "-- Development and Business of the Company," above. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable to many prospective customers. Company plans for additional development of this wireless tracking technology are scheduled for late 2003.

      Schaefer Systems International, Inc. Components

      The Company is presently engaged in developing proprietary parts for SSI - see "Product Development and Purchase Agreement with Schaefer Systems International, Inc.", above. The Company is in the process of having molds manufactured, which will produce part prototypes for SSI. Delivery of the molds is anticipated to occur during the second quarter of 2003, and the Company anticipates that prototype parts will be available for field testing, field trials and related approvals during the second quarter of 2003.

      Competition

      The Company currently faces significant competition with respect products it develops, including the Pallet, and this competition may increase as new competitors enter the market. The Company's growth strategy is substantially dependent upon its ability to develop, market and distribute the TPF Technology and its products successfully, and on the ability of its product development customers to successfully market and distribute TPF products developed on their behalf. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and, in contrast with the Company, have the advantage of marketing existing established products with existing production and distribution facilities. There can be no assurance that the Company will be able to successfully develop and market and distribute products on acceptable terms, or at all. Failure of the Company to develop and market the TPF technology and its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

      The Company's growth strategy may be substantially dependent upon its ability to expand into new markets. Accordingly, the ability of the Company to compete may be dependent upon the ability of the Company to continually enhance and improve its technology and products. There can be no assurance that competitors will not develop technologies or products that render the products of the Company obsolete or less marketable. The Company may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and the Company might not have a source or commitment for any such funds and resources. The Company might be required to refine and improve its products or products developed on behalf of clients. Continued refinement and improvement efforts remain subject to the risks inherent in product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs.

      Compliance with Environmental Laws; Other Regulatory Compliance

      The TPF Process does not emit any VOCs, which are present in many thermoset composites. The Company will not have expenditures related to the cost of compliance with applicable environmental laws, rules or regulations.

      Employees

      The Company currently has three employees. The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations. The Company currently retains two consultants in the areas of marketing and administration. Contracts are entered into as required with respect to consultants who provide engineering and technical support for Company products in development.

      Patents

      The Company has been assigned the rights to an invention for a Composite Pallet design. Composite Pallet components include recycled plastics. A patent application was filed on March 15, 2000 with the USPTO. The Company was assigned the patent rights to the invention and this application (and any related rights) during the second quarter of 2000. The application was abandoned during February 2002; the USPTO asserted patentability was barred by prior art pallet designs. The Company is evaluating its patent filing options, which include refiling a new, more comprehensive patent application that would include both product design and product manufacturing and processing specifics and more clearly distinguish prior art.

      The Company also acquired rights in an invention and related provisional patent application entitled Apparatus and Method for Facilitating Shipping and Commerce, in connection with the merger with Electroship that was completed December 21, 2000. This application expired. The Company refiled this application provisionally during October 2002 and is presently evaluating options to develop aspects of electronic technology as it relates to shipping and commerce applications, as contemplated by the provisional filing.

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

Item 2. Description of Property

      The Company leases corporate office space located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822. The leased premises consists of 1600 square feet and is insured under public liability insurance. The Company entered into a 36-month lease whose term began September 16, 2002, at an initial monthly rental of $2,595. The Company's total lease payments for its Orlando office space for the fiscal year ended December 31, 2002 was $9,755. The Company's total lease payments for the fiscal years ending December 31, 2003 and 2004 and for the nine and one-half month period ending September 15, 2005 will be $31,557, $32,819 and $22,455, respectively.

      The Company leases corporate office space located at 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120. The leased premises consists of 600 square feet and is insured under public liability insurance. The Company entered into a 36-month lease whose term began October 1, 1998, at an initial monthly rental of $700. The lease period was extended for a three month period beginning October 1, 2001, extended for a twelve month period beginning January 1, 2002 and further extended for a four month period beginning January 1, 2003. The Company's total lease payments for its Las Vegas office space for the fiscal years ended December 31, 1999, 2000, 2001 and 2002 were $8,062, $9,276, $9600, and $10,056, respectively. The Company's total lease payments for the fiscal period ending April 30, 2003 will be $3,352. The lease for the Las Vegas office will not be renewed by the Company and the lease will expire on April 30, 2003.

      The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $2,795 per month. A portion of this office space is being subleased, although there is no written sublease agreement at this time. The Company made lease payments for the Boca Raton, Florida office totaling $13,000 during the year ended December 31, 2002.

Item 3. Legal Proceedings

      The Company is a defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada under which the Company was served in May 2000. Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998. The amount claimed is approximately $69,600 including interest. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability and to advance a set-off and counterclaim. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company. During the fiscal year ended December 31, 2002, no further action was taken with respect to this matter, by either the Company or Mr. Morel. The status of this matter remains the same as discussed in the 2001 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of shareholders at the Company's annual meeting of shareholders, held on December 14, 2002, with the vote tabulations* as indicated below:

      Voters elected three incumbent directors for one-year terms. The vote tabulation for individual directors was:

                  Directors         Shares For        Shares Withheld
                  ---------         ----------        ---------------

            Steve Pappas           15,533,400                --
            Jonathan Edelstein     15,533,400                --
            Leo Kapakos            15,533,400                --

      Voters approved the selection of Williams & Webster, P.S., as auditors for the Company for the fiscal year ending December 31, 2002, by a vote of 15,533,400 for and 0 against. There were no abstentions or broker non-votes.

      * Numbers represent the aggregate voting power of all votes cast with holder's of the Company's common stock casting one vote per share.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. The Company's common shares commenced trading on the OTC Bulletin Board on December 1, 1999. From January 1, 2002, to March 31, 2002 (the first quarter), the high closing price of the Company's common stock was $0.18 and the low closing price was $0.10. From April 1, 2002 to June 30, 2002 (the second quarter), the high closing price of the Company's common stock was $0.15 and the low closing price was $0.08. From July 1, 2002 to September 30, 2002 (the third quarter), the high closing price of the Company's common stock was $0.32 and the low closing price was $0.09. From October 1, 2002 to December 31, 2002 (the fourth quarter) the high closing price of the Company's common stock was $0.31 and the low closing price was $0.17. During the quarter commencing January 1, 2003, through February 28, 2003, the high closing price was $0.25 and the low closing price was $0.16. These OTC quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of February 28, 2003, there were 92 holders of record of the Company's common stock.

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

      During the first quarter of 2003, the Company completed a financing that raised $198,000 from current warrant holders in connection with an offering to amend outstanding warrants issued in equity private placement transactions during 2001 and 2002. The offering was undertaken to improve the Company's cash position on terms approximating those that would have been required for a new equity private placement. The warrants, prior to the amended warrant offering, had an exercise period of two years from the date of issue and exercise prices of $0.50 per share (as to warrants issued on June 15, 2001; exercisable for 1,000,000 shares of common stock), $0.25 per share (as to warrants issued between March 1 and June 27, 2002; exercisable for 3,000,000 shares of common stock) and $0.50 per share (as to warrants issued between August 14 and November 26, 2002; exercisable for 2,000,000 shares of common stock). The warrant holders were offered the opportunity to amend their currently outstanding warrants to lower the exercise price to $0.15 per share, so long as such warrants were exercised on or before February 14, 2003. Holders elected to amend warrants with concurrent exercise as to an aggregate 1,320,000 shares of common stock, generating $198,000 in cash for the Company. Those holders who elected to amend their warrants were granted additional warrants, exercisable over a two year period, for the same number of shares of Company common stock that were issued on exercise of the amended warrants. Exercise prices for the new warrants were $0.75 per share (as to warrants issued in a 2001 equity private placement; exercisable for 720,000 shares of common stock) and $0.65 per share (as to warrants issued in a 2002 equity private placement; exercisable for 600,000 shares of common stock).

      During the fourth quarter of 2002, the Company completed a private placement of units priced at $0.15 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, at an exercise price of $0.50 per share, exercisable for two years from the date of subscription. The Company has raised $300,000 in this offering. The securities are being offered and sold in reliance upon the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933 (the "Securities Act").

      During the first quarter of 2002, the Company granted options to purchase 100,000 shares of its common stock to consultants for services provided to the Company. For accounting purposes, the common stock was valued at $12,173.

Item 6. Plan of Operation

      Overview

      The Company is currently in the development stage and has not yet generated any operating revenues. The Company is a technology-based company positioned to develop and market environmentally responsible products containing recycled materials, polymers and fibers. The Company is currently developing numerous industrial and commercial products, through a licensing agreement with TCD See " -- License and Merger Agreements with TCD," above. TCD, located in Florida, has invented and developed a unique composite plastics processing technology, the TPF Process, and discussed under " -- TPF Process," above. Principal products currently in development on behalf of the Company and its clients are discussed above under " -- Products; Product Development."

      The Company's license agreement with TCD enables the Company to commercially exploit the TCD-developed TPF Process by marketing composite materials products currently in development, developing and marketing other products containing composite materials within various market sectors and industries, and sublicensing the TPF Process. Products developed by the Company will be manufactured by the Company or by sublicensees. The Company has engaged TCD to produce products in development, on its own behalf and on behalf of its clients who are engaged in product development programs with the Company. TCD will manufacture prototype products in quantities required for testing and analysis, on an as-needed basis.

      The Company is actively engaged in marketing the TPF technology to numerous potential clients. Management anticipates that Envirokare will enter into product/technology development agreements with prospective clients to develop composite materials products on behalf of such clients. Developed products would have a specific application within a client's existing markets or within new or expanded market areas that may open as a result of opportunities presented by products developed in conjunction with the Company. Upon the completion of the development of a specific product, the Company anticipates that it would enter into product manufacturing and marketing agreements with the client or license the TPF technology under which the client would be granted the right to produce the jointly developed product, or Envirokare would produce the product in its own manufacturing facility for sale to the client. Envirokare is currently holding discussions with prospective clients and recently entered into its first product/technology development agreement with SSI. See "Product Development and Purchase Agreement with Schaefer Systems International, Inc., and "Alumaform Company" above.

      In addition to marketing the TPF technology through developing of products on behalf of potential clients, the Company continues to develop products on its own behalf. The Company is continuing to develop its second generation Pallet. Description of Business -- Products; Product Development". In fiscal 2003, the Company will also continue to work on its product development efforts under its agreement with SSI and Alumaform. See " --Product Development and Purchase Agreement with Schaefer Systems International, Inc.," above.

      The Company expects to have potential customers evaluate these products through in-use testing some time during fiscal 2003. Company management anticipates that the Company, or its sublicensees, will commence commercial production of TPF products either in development or contemplated for development, once appropriate production facilities are procured and commissioned for production, currently anticipated to occur sometime in 2003.

       Liquidity and Capital Resources

      The Company is not yet generating revenues. For the year ended December 31, 2002, the Company had a net loss of $1,028,363. The Company's net loss accumulated for the period from June 15, 1998 (inception) to December 31, 2002 was $3,789,361. The Company anticipates that it will begin to generate revenue during 2003, from sublicensing of the TPF technology and upon the anticipated start of commercial sales of its products by the Company or its sublicensees. At December 31, 2002, the Company had current assets of $9,506. During the period ended December 31, 2002, the Company's cash resources decreased by $43,967. At December 31,
2002, the Company had current liabilities of $1,464,467. At December 31,
2002, current liabilities exceeded current assets by $1,454,961. Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

      To date, the Company has raised capital through private placements of common stock, convertible preferred stock and units consisting of promissory notes and warrants. The Company has budgeted pre-production and other production-related expenditures for the twelve months through December 31, 2004 at $720,000. Additionally, the Company has $1,025,000 in short term debt, which comes due prior to December 31, 2004. The Company plans to raise additional funds in the next several months to cover its proposed expenditures and the repayment of its short term debt. These funds may be raised through additional equity financings, as well as through borrowings, rescheduling of the outstanding short term debt or other resources. There can be no assurances, however, that the Company will be able to raise the required funds to meet its budgeted expenditures and debt obligations.

      During 2002, the Company raised a total of $600,000 in two private placement financings. See "Item 5. Market for Common Equity and Related Stockholder Matters -- Unregistered Sales of Securities during the Last Three Fiscal Years" for a discussion of the Company's recent securities issuances. With the capital it has raised to date, and the additional funds it plans to raise in the next several months, the Company believes that it will be able to continue with its development and marketing plans and meet its obligations including cash requirements for at least the next twelve months, to December 31, 2004. During the twelve months ending December 31, 2004, the Company anticipates that it will continue its current research and development activities, on selected products for which the TPF process is particularly suited. If adequate funds are not available, the Company may have to curtail operations significantly.

      The Company is currently assessing the merits and feasibility of purchasing its own plant and equipment for production of products currently in development. If this study indicates that a Company-acquired production facility is warranted, the Company would anticipate developing a construction plan during the first half of 2003. In the event that the Company decides to acquire its own production facility, the Company will have to raise substantial funds in addition to those funds already raised. There can be no assurance that additional funding will be available to the Company under favorable terms.

Item 7. Financial Statements

                              ENVIROKARE TECH, INC.
                        Consolidated Financial Statements

                                December 31, 2002

                              WILLIAMS & WEBSTER PS

                          Certified Public Accountants
                        Bank of America Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

      Index to Consolidated Financial Statements

                              ENVIROKARE TECH, INC.

                                December 31, 2002

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                                  20

FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                             21

      Consolidated Statements of Operations and Comprehensive Loss            22

      Consolidated Statement of Stockholders' Equity                          23

      Consolidated Statements of Cash Flows                                   25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    26

Board of Directors
Envirokare Tech, Inc.
Las Vegas, Nevada

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Envirokare Tech, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2002 and 2001, and the results of its operations and comprehensive income, stockholders' equity and its cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has been in the development stage since its inception, has negative working capital and has no revenues. The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 30, 2003

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,     December 31,
                                                                          2002             2001
                                                                     -------------    -------------
 ASSETS
     CURRENT ASSETS
        Cash                                                         $       9,506    $     118,927
        Deposits and retainers                                              53,942               --
                                                                     -------------    -------------
            TOTAL CURRENT ASSETS                                            63,448          118,927
                                                                     -------------    -------------
     PROPERTY AND EQUIPMENT
        Furniture and fixtures                                               8,144            1,893
        Office equipment                                                     9,009            7,999
        Molds                                                               59,000           43,000
            Less accumulated depreciation                                   (6,884)          (4,829)
                                                                     -------------    -------------
            TOTAL PROPERTY AND EQUIPMENT                                    69,269           48,063
                                                                     -------------    -------------
     OTHER ASSETS
        Deposits and retainers                                               8,412           22,223
        License agreement                                                  525,000          525,000
        Patent acquisition costs and technology rights                   1,958,939        1,968,459
                                                                     -------------    -------------
            TOTAL OTHER ASSETS                                           2,492,351        2,515,682
                                                                     -------------    -------------
        TOTAL ASSETS                                                 $   2,625,068    $   2,682,672
                                                                     =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable                                             $     114,145    $     100,759
        Accounts payable - related party                                        --           20,921
        Customer deposit                                                    61,215               --
        Notes payable                                                       61,965           61,965
        Accrued interest                                                    25,337           19,186
        Notes payable to stockholders                                    1,025,000               --
        Accrued interest to stockholders                                   183,802               --
                                                                     -------------    -------------
            TOTAL CURRENT LIABILITIES                                    1,471,464          202,831
                                                                     -------------    -------------
     LONG-TERM LIABILITIES
        Notes payable to stockholders                                           --        1,025,000
        Accrued interest to stockholders                                        --           30,051
                                                                     -------------    -------------
            TOTAL LONG-TERM LIABILITIES                                         --        1,055,051
                                                                     -------------    -------------
     COMMITMENTS AND CONTINGENCIES                                              --               --
                                                                     -------------    -------------
     STOCKHOLDERS' EQUITY
        Convertible preferred stock, 10,000,000 shares authorized,
            $0.001 par value; 0 shares issued and outstanding                   --               --
        Common stock, 200,000,000 shares authorized,
            $0.001 par value; 30,056,144 and 24,356,144 shares
            issued and outstanding, respectively                            30,056           24,356
        Additional paid-in capital                                       4,273,090        3,320,790
        Stock options and warrants                                         646,815          840,642
        Accumulated deficit during development stage                    (3,796,357)      (2,760,998)
                                                                     -------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                                       1,153,604        1,424,790
                                                                     -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   2,625,068    $   2,682,672
                                                                     =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                Period from
                                                                                June 15,1998
                                             Year Ended        Year Ended      (Inception) to
                                            December 31,      December 31,      December 31,
                                                2002              2001              2002
                                            ------------      ------------     --------------
REVENUES                                    $         --      $         --      $         --
                                            ------------      ------------      ------------

EXPENSES
     Consulting fees - related parties           152,000           267,752           794,455
     Other consulting fees                       305,773           220,500         1,045,438
     Financing costs                                  --           219,642           219,642
     Rent                                         32,851            26,913            82,859
     General and administrative                  157,356           121,961           505,420
     Depreciation                                  2,055             1,812             6,884
     Professional fees                           176,169           217,068           556,881
     Research and development                     46,005            82,269           226,943
     Wages, salaries, and payroll taxes               --            14,377           131,879
                                            ------------      ------------      ------------
        TOTAL EXPENSES                           872,208         1,172,294         3,570,401
                                            ------------      ------------      ------------

LOSS FROM OPERATIONS                            (872,208)       (1,172,294)       (3,570,401)

OTHER EXPENSE
     Interest expense                           (163,151)          (49,775)         (225,956)
                                            ------------      ------------      ------------
        TOTAL OTHER EXPENSE                     (163,151)          (49,775)         (225,956)
                                            ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                      (1,035,359)       (1,222,069)       (3,796,357)

INCOME TAXES                                          --                --                --
                                            ------------      ------------      ------------

NET LOSS                                      (1,035,359)       (1,222,069)       (3,796,357)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation gain                --             4,048                --
                                            ------------      ------------      ------------

COMPREHENSIVE LOSS                          $ (1,035,359)     $ (1,218,021)     $ (3,796,357)
                                            ============      ============      ============

     BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                       $      (0.04)     $      (0.08)
                                            ============      ============

     WEIGHTED AVERAGE NUMBER
     OF BASIC AND DILUTED COMMON
     STOCK SHARES OUTSTANDING                 27,337,240        15,756,510
                                            ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Preferred Stock                Common Stock
                                                          --------------------------    -------------------------      Additional
                                                             Number                        Number                       Paid-in
                                                           of Shares        Amount       of Shares       Amount         Capital
                                                          -----------    -----------    -----------    -----------    -----------
Issuance of common stock in June, 1998
     for cash at $0.001 per share                                  --    $        --     10,000,000    $    10,000    $        --
Net loss for period ended December 31, 1998                        --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                         --             --     10,000,000         10,000             --

Issuance of common stock at an average of $0.45
     per share for cash                                            --             --        746,140            746        334,053

Issuance of preferred stock at $0.50 per share
     for cash                                                 500,000            500             --             --        249,500

Issuance of stock options for services                             --             --             --             --             --

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                       --             --             --             --          1,847

Net loss for year ended December 31, 1999                          --             --             --             --             --

Foreign currency translation loss                                  --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                                    500,000            500     10,746,140         10,746        585,400

Cash received for subscriptions receivable                         --             --             --             --             --

Issuance of common stock at an average of $0.66
     per share for cash                                            --             --        543,338            543        356,957

Expiration of stock options                                        --             --             --             --        120,000

Issuance of stock options for services                             --             --             --             --             --

Stock options exercised at $0.58 per share                         --             --        100,000            100         81,400

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly-owned subsidiary, at
      $0.77 per share                                              --             --      2,500,000          2,500      1,922,500

Net loss for the year ended December 31, 2000                      --             --             --             --             --

Foreign currency translation loss                                  --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                                    500,000            500     13,889,478         13,889      3,066,257

Expiration of stock options                                        --             --             --             --        132,000

Issuance of stock options for services                             --             --             --             --             --

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $0.06 per share for cash            --             --      1,000,000          1,000        139,000

Conversion of preferred stock into common stock              (500,000)          (500)    10,000,000         10,000         (9,500)

Common stock repurchase at $0.02 per share                         --             --       (533,334)          (533)        (6,967)

Warrants issued for financing expense                              --             --             --             --             --

Foreign currency translation gain                                  --             --             --             --             --

Net loss for the year ended December 31, 2001                      --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                                         --    $        --     24,356,144    $    24,356    $ 3,320,790

                                                         Stock Options                                     Other          Total
                                                             and        Subscriptions   Accumulated   Comprehensive  Stockholders'
                                                           Warrants      Receivable       Deficit         Income         Equity
                                                         -------------  -------------   -----------   -------------  -------------
Issuance of common stock in June, 1998
     for cash at $0.001 per share                         $        --    $        --    $        --    $        --    $    10,000

Net loss for period ended December 31, 1998                        --             --        (34,427)            --        (34,427)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                                         --             --        (34,427)            --        (24,427)

Issuance of common stock at an average of $0.45
     per share for cash                                            --       (105,000)            --             --        229,799

Issuance of preferred stock at $0.50 per share
     for cash                                                      --             --             --             --        250,000

Issuance of stock options for services                        552,000             --             --             --        552,000

Contribution of capital by shareholders in the form
     of foregone payment of accounts payable                       --             --             --             --          1,847

Net loss for year ended December 31, 1999                          --             --       (893,173)            --       (893,173)

Foreign currency translation loss                                  --             --             --         (1,202)        (1,202)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                                    552,000       (105,000)      (927,600)        (1,202)       114,844

Cash received for subscriptions receivable                         --        105,000             --             --        105,000

Issuance of common stock at an average of $0.66
     per share for cash                                            --             --             --             --        357,500

Expiration of stock options                                  (120,000)            --             --             --             --

Issuance of stock options for services                        121,000             --             --             --        121,000

Stock options exercised at $0.58 per share                    (24,000)            --             --             --         57,500

Stock issued for acquisition of Electroship Acquisition
     Corporation, a wholly-owned subsidiary, at
      $0.77 per share                                              --             --             --             --      1,925,000

Net loss for the year ended December 31, 2000                      --             --       (611,329)            --       (611,329)

Foreign currency translation loss                                  --             --             --         (2,846)        (2,846)
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                                    529,000             --     (1,538,929)        (4,048)     2,066,669

Expiration of stock options                                  (132,000)            --             --             --             --

Issuance of stock options for services                        164,000             --             --             --        164,000

Issuance of common stock at $0.14 per share for cash
     with attached warrants at $0.06 per share for cash        60,000             --             --             --        200,000

Conversion of preferred stock into common stock                    --             --             --             --             --

Common stock repurchase at $0.02 per share                         --             --             --             --         (7,500)

Warrants issued for financing expense                         219,642             --             --             --        219,642

Foreign currency translation gain                                  --             --             --          4,048          4,048
Net loss for the year ended December 31, 2001                      --             --     (1,222,069)                   (1,222,069)
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                                $   840,642    $        --    $(2,760,998)   $        --    $ 1,424,790

  The accompanying notes are an integral part of these consolidated financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Common Stock
                                                                        -------------------------   Additional   Stock Options
                                                                          Number                      Paid-in         and
                                                                         of Shares      Amount        Capital      Warrants
                                                                        -----------   -----------   -----------  -------------
Balance, December 31, 2001                                               24,356,144   $    24,356   $ 3,320,790   $   840,642

Issuance of common stock for services                                       700,000           700       111,300            --

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash     3,000,000         3,000       168,950       128,050

Issuance of common stock at an average of $0.10 per share for
cash with attached warrants at an average of $0.05 per share for cash     2,000,000         2,000       196,050       101,950

Issuance of stock options for services                                           --            --            --        52,173

Expiration of stock options                                                      --            --       476,000      (476,000)

Net loss for the year ended December 31, 2002                                    --            --            --            --

                                                                        -----------   -----------   -----------   -----------
Balance, December 31, 2002                                               30,056,144   $    30,056   $ 4,273,090   $   646,815
                                                                        ===========   ===========   ===========   ===========

                                                                                           Total
                                                                        Accumulated   Stockholders'
                                                                          Deficit         Equity
                                                                        -----------   -------------
Balance, December 31, 2001                                              $(2,760,998)   $ 1,424,790

Issuance of common stock for services                                            --        112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash            --        300,000

Issuance of common stock at an average of $0.10 per share for
cash with attached warrants at an average of $0.05 per share for cash            --        300,000

Issuance of stock options for services                                           --         52,173

Expiration of stock options                                                      --             --

Net loss for the year ended December 31, 2002                            (1,035,359)    (1,035,359)

                                                                        -----------    -----------
Balance, December 31, 2002                                              $(3,796,357)   $ 1,153,604
                                                                        ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ENVIROKARE TECH, INC.
                       (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                                                    June 15,1998
                                                                     Year Ended      Year Ended    (Inception) to
                                                                    December 31,    December 31,    December 31,
                                                                         2002            2001            2002
                                                                    ------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     $ (1,035,359)   $ (1,222,069)   $ (3,796,357)
       Adjustments to reconcile net loss
            to net cash used by operating activities:
       Depreciation                                                        2,055           1,812           6,884
       Intangible asset expensed                                           9,520              --           9,520
       Impairment of molds                                                    --          27,000          27,000
       Stock options issued for consulting fees                           52,173         164,000         889,173
       Common stock issued for consulting fees                           112,000              --         112,000
       Warrants issued for financing expense                                  --         219,642         219,642
       Consulting fees due to related party applied to receivable             --           6,438              --
       Customer deposit                                                   61,215              --          61,215
       Increase (decrease) in accounts payable                            (7,536)        121,680         114,145
       Increase in accrued interest payable                              159,902          36,248         209,139
                                                                    ------------    ------------    ------------
       Net cash used by operating activities                            (646,031)       (645,249)     (2,147,639)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits and retainers                                            (40,129)         59,337         (62,353)
       Purchase of molds                                                 (16,000)             --         (86,000)
       Payments of license agreement                                          --        (525,000)       (525,000)
       Patent costs                                                           --          (1,733)        (10,129)
       Purchase of equipment                                              (7,262)         (1,338)        (15,307)
                                                                    ------------    ------------    ------------
       Net cash used in investing activities                             (63,391)       (468,734)       (698,789)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of preferred stock                                  --              --         250,000
       Proceeds from sale of common stock units                          600,000         200,000       1,559,799
       Repurchase of common stock                                             --          (7,500)         (7,500)
       Proceeds from issuance of notes payable to related parties             --       1,025,000       1,053,635
                                                                    ------------    ------------    ------------
       Net cash provided by financing activities                         600,000       1,217,500       2,855,934
                                                                    ------------    ------------    ------------
Increase (decrease) in cash                                             (109,421)        103,517           9,506
Foreign currency translation adjustment                                       --           4,048              --
Cash, beginning of period                                                118,927          11,362              --
                                                                    ------------    ------------    ------------
Cash, end of period                                                 $      9,506    $    118,927    $      9,506
                                                                    ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                $      3,249    $     13,413    $     14,989
                                                                    ============    ============    ============
       Income taxes paid                                            $         --    $         --    $         --
                                                                    ============    ============    ============
NON-CASH TRANSACTIONS:
       Common stock issued for acquisition of subsidiary            $         --    $         --    $  1,925,000
       Note issued for purchase of property, equipment,
             and operating expenses                                 $         --    $         --    $      3,635
       Note issued for pending patent to related party              $         --    $         --    $     33,330
       Note issued for deposit for stock                            $         --    $         --    $    100,000
       Warrants issued for financing activities                     $         --    $    219,642    $    219,642
       Stock options issued for consulting fees                     $     52,173    $    164,000    $    889,173
       Common stock issued for consulting fees                      $    112,000    $         --    $    112,000
       Stockholder's contribution for equipment                     $         --    $         --    $      1,847

  The accompanying notes are an integral part of these consolidated financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Envirokare Tech, Inc. (hereinafter, "the Company" or "Envirokare") was incorporated in June 1998 under the laws of the State of Nevada. In December 1998, the Company acquired assets of a business engaged in developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials. The Company believes the early-stage rubber mold technology to be of marginal commercial value.

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

The Company's current operating strategy is based on developing products to be manufactured by the TPF Process, as well as marketing the TPF technology to potential sublicensees of the Company. The Company maintains offices in Orlando, Florida and Las Vegas, Nevada. The Company has elected a fiscal year-end of December 31.

The Company includes the assets and investment in Electroship Acquisition Corporation and Envirokare Composite Corp., wholly-owned non-operating subsidiaries, in these financial statements. See Notes 3 and 6.

The Company is in the development stage and, as of December 31, 2002, had realized no revenues from its planned operations.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,796,357, which includes a net loss of $1,035,359 for the year ended December 31, 2002, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis.

The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. The Company received a deposit for product development during the second half of 2002 and management anticipates that the Company will realize licensing fee revenues in the near future. See Note 10.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities (Continued)

The Company has been in the development stage since its formation in June 1998. It is primarily engaged in the marketing of the TPF technology.

Derivative Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2002, the Company had stock options and warrants outstanding, equivalent to 9,775,000 common stock shares, which are considered to be anti-dilutive.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

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

At December 31, 2002, the Company had net deferred tax assets of approximately $525,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $2,600,000, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of approximately $1,200,000 attributable to options, warrants and restricted stock issued to employees and consultants.

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

Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)

for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS 148.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees" ("FIN 45") which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. FIN 45 has had no impact on the Company's financial position or results of operations as the Company has not entered into any of the aforementioned transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and its adoption has had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have an impact on the financial statements of the Company at December 31, 2002.

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its cash account in one commercial bank in the United States. At times, the Company's cash balance is above the Federal Deposit Insurance Corporation's (FDIC) limit of insurability.

NOTE 3 - INTANGIBLE ASSETS

On March 30, 2001, the Company completed a license agreement with Thermoplastic Composite Designs, Inc. ("TCD") and received a license that provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary E Pallet. The license fee is a one-time fee of $525,000 that was paid during the year ended December 31, 2001.

On December 1, 2000, the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights in exchange for shares of the Company's common stock. See Note 6. The acquired technology rights relate to an application-stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment. The assets acquired were valued using the trading price of the Company's common stock at the date of acquisition.

The Company intends to amortize the aforementioned intangible assets once the assets' useful lives begin.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years. The following is a summary of property, equipment and accumulated depreciation.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

                                        December 31,   December 31,
                                            2002           2001
                                        ------------   ------------
             Furniture and Fixtures     $      8,144   $      1,893
             Less: Accumulated                 1,358            899
             Depreciation
                                        ------------   ------------
             Net Furniture & Fixtures   $      6,786   $        994
                                        ============   ============

             Office Equipment           $      9,009   $      7,999
             Less:  Accumulated                5,526          3,930
             Depreciation
                                        ------------   ------------
             Net Office Equipment       $      3,483   $      4,069
                                        ============   ============

             Molds                      $     59,000   $     43,000
                                        ============   ============

The Company, in the development of its pallet product, has acquired two sets of molds. The first generation mold, developed at a cost of $70,000, was determined to be of no commercial value and was expensed to research and development on September 30, 2001. The second generation molds, acquired at a cost of $43,000, are currently used by the Company for research and development. When completed and placed in service, the molds will be depreciated over their expected useful lives. In the event that the second generation molds are deemed to be of no commercial value, their carrying cost will be expensed to research and development at the time in which that determination may be made.

The Company, in the development of prototype construction products, has acquired a mold at a cost of $16,000 that will produce a Beam. This mold is currently carried at cost as the Company is continuing its research and development using this mold. When completed and placed in service, the mold will be depreciated over its expected useful life.

NOTE 5 - SHORT-TERM DEBT

Notes Payable

During 2001, shareholders loaned the Company $1,025,000. All of the notes bear interest at 15% per annum, are unsecured, mature two years from the dates of issuance and have three common stock warrants attached to each dollar of debt with an exercise price of $0.195 per share. See Note 8. Other notes payable in the amount of $61,965, which consist of unsecured notes bearing interest at 10% per annum, originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and due on demand.

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 5 - SHORT-TERM DEBT (Continued)

the Company of amounts due pursuant to the aforementioned demand promissory notes. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.

NOTE 6 - COMMON STOCK

During the second two quarters of 2002, the Company sold 2,000,000 "units" for aggregate cash consideration of $300,000. The units, which consisted of 2,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.15 per unit. Each warrant is exercisable at $0.50 per share for two years from the dates of issuance. See Note 8.

During the first two quarters of 2002, the Company sold 3,000,000 "units" for aggregate cash consideration of $300,000. The units, which consisted of 3,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.10 per unit. Each warrant is exercisable at $0.25 per share for two years from the dates of issuance. See Note 8.

During the first quarter of 2002, the Company issued 700,000 shares of its common stock, with an aggregate value of $112,000, as payment for services provided by consultants.

During June 2001, 1,000,000 units of the Company, consisting of 1,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.20 per unit. Each warrant is exercisable at $0.50 per share until June 30, 2003. See Note 8.

On December 1, 2000, Electroship Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired Electroship (N.Y.) Inc. in exchange for 2,500,000 common stock shares of Envirokare. These shares were valued at $0.77 per share, which was fair market value on the date of the acquisition agreement. See Note 3. Electroship Acquisition Corporation acquired the intellectual property previously held by Electroship (N.Y.) Inc., whose predecessor organization was a partnership created to hold the intellectual property rights. Neither Electroship (N.Y.) Inc. nor its predecessor partnership were considered operating entities. Neither entity had material transactions during 2000.

During December 2000, 100,000 stock options were exercised at $0.575 per common stock share. These stock options were granted under the Envirokare Tech, Inc. 1999 Stock Option Plan. See Note 8.

During September 2000, 200,000 shares of common stock were issued at $0.50 per share.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 6 - COMMON STOCK (continued)

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

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $0.001 per share. At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

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

NOTE 8 - STOCK OPTIONS AND WARRANTS

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for 2001 and 2002: risk-free interest rate of 4%, volatility of 91.25%.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

Warrants

During October and November 2002, 1,200,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.50 per share until October and November 2004. These warrants were valued at an average price of $0.04 per share, for a total of $41,950. See
Note 6.

During August and September 2002, 800,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.50 per share until August and September 2004. These warrants were valued at an average price of $0.08 per share, for a total of $60,000. See
Note 6.

During June 2002, 1,500,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until late June 2004. These warrants were valued at an average price of $0.03 per share, for a total of $42,000. See Note 6.

During April 2002, 1,000,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until April 3, 2004. These warrants were valued at an average price of $0.06 per share, for a total of $55,000. See Note 6.

During March 2002, 500,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.25 per share until March 12, 2004. These warrants were valued at an average price of $0.06 per share, for a total of $31,050. See Note 6.

During June 2001, 1,000,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.50 per share until June 30, 2003. These warrants were valued at $0.06 per share, for a total of $60,000. See Note 6.

During 2001, $1,025,000 was raised in a private debt offering. Three warrants are attached to each dollar of debt, with an exercise price of $0.195 per share. These warrants are fully exercisable for up to two years from the dates of issuance. These warrants were valued at $0.07 per share, for a total of $219,642. See Note 5.

Stock Options

In September 1999, the board of directors of the Company adopted the Envirokare Tech, Inc. 1999 Stock Option Plan (the "Plan") for the purpose of attracting, retaining and motivating employees, directors and consultants of the Company. The shareholders approved the Plan at

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

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

The Company filed a Form S-8 under the Securities Act with the Securities and Exchange Commission in March 2000 to register 1,150,000 shares (2,300,000 as adjusted for the stock split) of common stock authorized for issuance under the Plan. In September 2000, the Company filed Post-Effective Amendment No. 1 to the Form S-8, to register the remaining 1,700,000 shares under the Securities Act. For the year ended December 31, 1999, the Company recorded $552,000 ($0.24 per option) in consulting fees for the value of these options. These stock options will expire September 29, 2009. See Note 9.

During 2002, the Company issued 350,000 stock options valued at $52,173, and 2,300,000 stock options expired, which were valued at $476,000.

During 2001, the Company issued 1,000,000 stock options valued at $164,000, and 550,000 stock options expired, which were valued at $132,000.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)
                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                        Shares        Price
                                                      ----------    ----------
  Outstanding at January 1, 2001                       2,200,000
  Expired                                               (550,000)   $     0.58
  Granted                                                100,000          0.60
  Granted                                                900,000          0.30
                                                      ----------    ----------
  Outstanding  and exercisable at December 31, 2001    2,650,000    $     0.47
                                                      ==========    ==========

  Outstanding at January 1, 2002                       2,650,000    $     0.47
  Granted                                                350,000          0.37
  Expired                                             (2,300,000)         0.44
                                                      ----------    ----------
  Outstanding  and exercisable at December 31, 2002      700,000    $     0.43
                                                      ==========    ==========

  Weighted average fair value of options
  granted during the year ended December 31, 2002                   $     0.15
                                                                    ==========

                                Shares Issuable       Weighted
   Equity Compensation         Upon Exercise of       Average        Available
   Plans Approved by             Outstanding         Exercise          for
      Shareholders                  Options            Price         Issuance
---------------------------   -------------------  -------------   -----------
1999 Equity Incentive Plan              700,000           $0.43      3,300,000
                              -------------------                  -----------
Total                                   700,000                      3,300,000
                              ===================                  ===========

NOTE 9 - RELATED PARTIES

On November 5, 2002, the Company granted 250,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to Mr. Jonathan Edelstein, a director of the Company. See Note 10.

Mr. Steve Pappas, who was appointed president, secretary, and director of the Company on March 26, 2001, received $54,500 and $82,000 in cash from the Company for consulting services rendered during the years ended December 31, 2001 and 2002, respectively.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 9 - RELATED PARTIES (continued)

Mr. George Kazantzis, who was appointed executive vice president of the Company on July 15, 2002, received $35,000 in cash for consulting fees during the year ended December 31, 2002.

On March 14, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to Mr. Charles Stein, then president of the Company. See Note 8. Effective May 1, 2001, Mr. Stein resigned as president of the Company and remained a member of the board of directors of the Company until November 27, 2001. The options granted to Mr. Stein expired unexercised on May 27, 2002.

On March 14, 2001, the Company granted 300,000 stock options enabling the option holder to purchase an equivalent number of common stock shares each to Mr. Gerald Breslauer, the vice president of administration of the Company, and Mr. Mark Kallan, the executive vice president of the Company. Mr. Breslauer and Mr. Kallan resigned their respective positions with the Company on November 28, 2001. The options granted to Messrs. Breslauer and Kallan expired unexercised on May 28, 2002.

On January 16, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to Mr. Trevor Bedford, who was a member of the board of directors of the Company. Effective September 13, 2001, Mr. Bedford resigned as a member of the board of directors of the Company. The options granted to Mr. Bedford expired unexercised on March 13, 2002.

Stock options of 2,300,000 were issued enabling the option holder to purchase an equivalent number of common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. Of these related party stock options, 500,000 expired unexercised during September 2000 and 500,000 expired unexercised during June 2002. See Note 8. During the year ended December 31, 2000, the Company granted 200,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company. See Note 8. On December 11, 2000, the president of the Company resigned and remained a member of the board of directors of the Company until December 8, 2001. The stock options that were granted to this former president of the Company expired unexercised during June 2002.

See Note 5 for related party notes payable.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In July 2001, the Company entered into a consulting agreement with Mr. Erwin Pruefer who performs marketing and sales services for the Company and is compensated on a commission basis. Upon reaching certain sales targets, the consultant may receive stock options in lieu of additional commissions payable, with a maximum of 500,000 options so available.

Lease Agreements

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total payments for 2002 were $9,755.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $2,795 per month, with additional charges for common area. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space is being subleased with the sub-lessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time. The Company made lease payments for the Boca Raton, Florida office totaling $13,000 during the year ended December 31, 2002, but is no longer occupying this Florida office. Pursuant to a letter of understanding between Mr. Gerald Breslauer and the Company, dated November 28, 2001, Mr. Breslauer will be compensated by the Company in the amount of $15,000 should he be successful in locating a suitable tenant to sublease the remainder of the Company's Boca Raton, Florida office space.

The Company has a lease for office space in Las Vegas, Nevada thru April 30, 2003. Monthly payments are currently $838 per month, including $40 for utilities. Total payments for 2002 were $10,096.

Future annual minimum lease payments for the term of the Orlando, Boca Raton and Las Vegas lease agreements as of December 31, 2002 are as follows for the years ending December 31:

             Orlando Office     Boca Raton Office   Las Vegas Office
             --------------     -----------------   ----------------
 2003          $   31,557          $   34,876          $    3,352
 2004          $   32,819          $   36,272          $       --
 2005          $   22,455          $   37,725          $       --
 2006          $       --          $    3,270          $       --

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

For information on the Company's litigation, see Note 5.

Merger Agreement with Thermoplastic Composite Designs, Inc.

The Company and Thermoplastic Composite Designs, Inc. ("TCD") entered into a merger agreement dated March 30, 2001, which provides that TCD will merge with Envirokare's wholly-owned subsidiary, Envirokare Composite Corp., upon certain specific terms and conditions. This merger, if consummated, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD, if the Company's common stock trades in a nationally recognized securities market, such as the NYSE, NASDAQ (or OTCBB), or AMEX, at a minimum five dollar ($5.00) value for thirty days during the thirty month period immediately following March 30, 2001. At the end of the thirty month period following March 30, 2001, if the market value for 3,000,000 shares of the Company's common stock is less than $15,000,000, the Company may elect to provide additional shares of common stock or cash to the TCD stockholders to meet the required $15,000,000 purchase price. Any payment of cash in connection with the transaction purchase price shall not exceed $7,500,000. The Company has the sole authority to determine the amounts of additional stock or cash that would be paid.

Agreement with Schaefer Systems International, Inc.

The Company and Schaefer Systems International, Inc. ("SSI") entered into a product development and production agreement dated August 6, 2002, which provides that the Company, with technical design and product development support provided by TCD, will develop a part on behalf of SSI, with part prototypes being deliverable to SSI no later than six months after the agreement date. During the fourth quarter of the fiscal year, this Agreement expired without delivery by the Company. A new Product Development Agreement was signed between the Company and SSI after the end of the fiscal year on March 28, 2003. This Agreement provides for the development the same products; for the credit of the previous payment to the Company and for the payment of the balance of the development fee as follows: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after Development Completion. SSI continued its right to order additional development for an additional payment of $300,000. This Agreement provides for 26 weeks from the effective date within which to complete successful development or for the initial payment to be returned.

The initial payment, in the amount of $61,215, was made by SSI to the Company to facilitate development of the part. The Company currently recognizes the value of the initial payment made by SSI to the Company as a deposit for product development.

The Company will recognize the deposited amount as revenue upon approval by SSI of initial product prototypes, which is expected to occur during the second quarter of 2003.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Letter Agreement with New Age Shelters Ltd.

The Company and New Age Shelters Ltd. ("New Age"), a building systems manufacturing company, entered into a non-binding letter agreement, dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into a wholly-owned subsidiary of the Company. Terms of the letter agreement provide that, subject to conditions including due diligence review, obtaining necessary approvals, and negotiation and execution of a definitive merger agreement, New Age would merge with and into a wholly-owned subsidiary of Envirokare, with the subsidiary to be the surviving company in the merger and continue the business of New Age. Merger consideration would be in the form of Envirokare common stock issued to New Age shareholders, with 1,000,000 shares to be issued upon completion of the merger, and additional shares to be issued in 2006 based on net profits of New Age during the 2003-2005 periods.

NOTE 11 - SUBSEQUENT EVENTS

Common Stock Issuances

In January 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices to $0.15 per share if exercised on or before February 14, 2003. This offer resulted in the Company raising $198,000 in cash and issuing 1,320,000 shares of common stock. Participants were issued replacement warrants, exercisable over a two year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Exercise prices for the new warrants are $0.75 per share (as to warrants issued in a 2001 equity private placement) and $0.65 per share (as to warrants issued in a 2002 equity private placement).

Changes in Company's Management

Mr. Steve Pappas, President of the Company as of the Balance Sheet date, relinquished his duties as President and has been elected Chairman of the Board of Directors, effective March 5, 2003. Mr. George Kazantzis, Executive Vice President of the Company as of the Balance Sheet date, relinquished his duties as Executive Vice President and has been elected President and interim Chief Executive Officer of the Company, effective March 5, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.
                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The following list identifies the members of the Company's Board of Directors as of December 31, 2002, as well as the Company's current executive officers and sets forth certain information regarding each person. Each director serves in office until the next annual meeting of shareholders; the Company's President and Executive Vice President serve as such at the pleasure of the Board of Directors.

         Name                 Age                  Position
         ----                 ---                  --------
Steve Pappas                  58         Chairman of the Board of
                                         Directors, Secretary

Jonathan Edelstein            59         Treasurer, Director

Leo G. Kapakos                43         Director

George Kazantzis              52         President, Interim Chief
                                         Executive Officer,
                                         Assistant Treasurer

      Steve Pappas was appointed Chairman of the Board of Directors, effective March 5, 2003. On March 26, 2001, Steve Pappas was elected as President and a director of the Company and served in that capacity until his resignation on March 5, 2003. Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present, as Managing General Partner of SPL Associates ("SPL") based in Brooklyn, New York. SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York. Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

      Jonathan Edelstein became a Director of the Company in 2001 and was appointed Treasurer by the Board of Directors as of December 14, 2002. Mr. Edelstein resigned his position as Treasurer and was appointed Secretary as of March 26, 2003. Mr. Edelstein has over twenty-five years experience in investment banking, finance and mergers and acquisitions, in both senior management and board-level positions. His responsibilities have included the acquisition, restructuring and management of small and mid-sized companies, major takeovers, dispositions, real estate development and financing. Mr. Edelstein is a Senior Advisor to the WestSphere Group, a private equity and fund manager focused in Latin America. Prior to his association with WestSphere, he was in partnership with Merrill Lynch Inter-Funding Inc. , from 1988 to 1993, where he was involved in the acquisition and merger of a number of companies to create Pacific Outlook, Inc..

      Leo Kapakos was elected as a director of the Company on October 23, 2002. Mr. Kapakos has sixteen years banking experience, including over fifteen years with Westdeutsche Landesbank AG, NY, where he is currently Associate Director in the Credit Department - Financial Institutions Group. During his tenure at Westdeutsche Landesbank, Mr. Kapakos has been responsible for providing various management services, with focus in the areas of transaction risk analysis and credit analysis with respect to a broad range of financial services products.

      George Kazantzis was appointed President and Interim Chief Executive Officer of the Company, effective March 5, 2003. Mr. Kazantzis was appointed Executive Vice President of Envirokare on July 1, 2002 and served in that capacity until his resignation on March 5, 2003. Mr. Kazantzis was also appointed Assistant Treasurer by the Board of Directors as of December 14, 2002 and resigned in that capacity to become Treasurer of the Company as of March 26, 2003. Mr. Kazantzis joined the Company bringing over twenty-five years of executive management and consulting experience in marketing, corporate structuring, finance, mergers and acquisitions. His marketing background includes the creation and launch of a successful license-merchandising program under the Team Gear USA(R) brand, in conjunction with Time Warner Sports Merchandising, World Cup USA and US Soccer Federation, from 1990 to 1994. Subsequently in 1998, Mr. Kazantzis, in a joint venture in conjunction with Merrill Lynch Inter-Funding Inc., facilitated a complex merger and acquisition transaction involving several Southern California clothing companies and brands to create Pacific Outlook, Inc., a U.S. sportswear manufacturer. At Pacific Outlook he was responsible for product licensing, trademarks and registrations, in addition to handling sales and marketing both domestically and internationally. Previously, he managed several successful corporate restructurings, most recently as a managing director of SLC Leasing Co. Ltd., working with the law firm of Tilleke & Gibbins, the accounting firm of Grant Thornton Thailand and CPA Ltd., Thailand, where he oversaw the restructuring of an automotive finance company with 42 offices and 400 employees. Mr. Kazantzis restructured, financed and successfully completed the transition of "good company" from "bad company". In 1999 he transferred all assets of the new company to a group of creditors and investors in a litigation proof structure. Mr. Kazantzis resigned his position as Executive Vice President of the Company and was appointed President and interim Chief Executive Officer of the Company, effective March 5, 2003.

      None of the persons specified above share any familial relationship. Other than the persons specified above, there are currently no significant employees expected by the Company to make a significant contribution to the business of the Company.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

      Executive Compensation

      The Company is required to set out particulars of compensation paid for each of the last three (3) completed fiscal years, or for such shorter period since the Company's inception, to the following persons (the "Named Executive Officers"):

      (a) All persons serving as the Company's chief executive officer during the most recently completed fiscal year;

      (b) Each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

      (c) Up to two additional individuals for whom disclosure would have been provided under (b), except that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

      Steve Pappas was elected President of the Company, effective March 26, 2001, and served the Company in that capacity until March 5, 2003. Mr. Pappas resigned from the position of President of the Company and was elected Chairman of the Board of Directors of the Company, effective March 5, 2003. George Kazantzis resigned from the position as Executive Vice President of the Company and was elected President and interim Chief Executive Officer of the Company, effective March 5, 2003. No other persons fall within the above-listed categories (a), (b) or (c).

      Summary of Compensation

      The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid to each of the Company's Named Executive Officers.

 --------------------------------------------------------------------------------------------
                   Annual Compensation       Long Term Compensation
 --------------------------------------------------------------------------------------------
                                             Awards                    Payouts
 --------------------------------------------------------------------------------------------
                                             Securities   Restricted
                                   Other     Under        Shares or              All
 Name and                          Annual    Options/     Restricte    LTIP      Other
 Principal         Salary   Bonus  Compen-   SARs         Share        Payouts   Compen-
 Position    Year  ($)      ($)    sation($) Granted(#)   Units ($)    ($)       sation ($)
 --------------------------------------------------------------------------------------------
 Steve
 Pappas,     2001  54,500   0      0         0            0            0         0
 President   2002  82,000   0      0         0            0            0         0
 --------------------------------------------------------------------------------------------

      Options and Stock Appreciation Rights Granted During the Most Recently
          Completed Fiscal Year

      The Company did not grant options or stock appreciation rights to Named Executive Officers during the most recently completed Fiscal Year.

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

      Options Exercised During the Most Recently Completed Fiscal Year and
          Fiscal Year End Option Values

      During the most recently completed Fiscal Year, none of the Named Executive Officers held or exercised options or stock appreciation rights.

      Compensation of Directors and Remuneration of Senior Officers

      The Company granted as compensation to Jonathan Edelstein, a director of the Company, an option to acquire 250,000 shares of the Company's Common Stock as consideration for services provided as a director during Fiscal 2002. For accounting purposes the Company valued the stock option granted to Mr. Edelstein at $40,000. The Company made no other payments to any director for services provided as a director during Fiscal 2002.

      The Company has no standard arrangement to compensate directors for their services in their capacity as directors, except for the granting from time to time of stock options in accordance with the Company's 1999 Stock Plan. All existing stock options, including those granted to Mr. Edelstein, are immediately exercisable, non-transferable and terminate on the earlier of the expiration date of the Plan or the end of the six-month period after the date on which the director, officer or employee, as the case may be, terminates his or her position at the Company. The outstanding options will be adjusted if the Company consolidates, subdivides or similarly changes its share capital.

      Other than as discussed above, in respect of a payment made to Jonathan Edelstein, there has been no arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during Fiscal 2002.

      Employment Contracts and Termination of Employment and Change-in-Control
          Arrangements

      The Company did not enter into employment agreements or contracts with any of its Names Executive Officers during Fiscal 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      To the knowledge of the Company's management, as of February 28, 2003, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below. The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers, directors and director nominees and by its executive officers, directors and director nominees, as a group, as of February 28, 2003.

                                      Amount and Nature of         Percentage
 Name and Address (1)               Beneficial Ownership (2)        of Class
 --------------------               ------------------------       ----------

 James Pappas                             3,300,000 (3)                10.5%
 Vanessa Houiris                          3,300,000 (3)                10.5%
 Adrian Alexandru                         3,930,000 (4)                12.0%

 Steve Pappas                             8,933,400 (5)                26.2%
 Jonathan Edelstein                         250,000 (6)                 0.1%
 Leo G. Kapakos                             170,000 (7)                 0.1%
 George Kazantzis                         1,420,000 (8)                 4.4%

 All executive officers and              10,773,400 (2)                30.8%(2)
 directors as a group (4 persons)

(1) The address for each of the persons listed is 5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes a warrant to purchase 100,000 shares of Common Stock of the Company exercisable immediately and until February 10, 2005.

(4) Includes warrants to purchase 1,450,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to February 17, 2005.

(5) Includes warrants to purchase 2,775,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to February 13, 2005. Includes 250,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership.

(6) Includes an option to purchase up to 250,000 shares of Common Stock of the Company immediately exercisable.

(7) Includes 170,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership.

(8) Includes warrants to purchase 700,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to October 10, 2004.

      The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than those changes detailed as follows:

Item 12. Certain Relationships and Related Transactions

      On April 3, 2002, Steve Pappas invested $100,000 in a private offering of Company units at a price of $0.10 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to April 2, 2004. On June 27, 2002, the same shareholder invested $50,000 in a private offering of Company units at a price of $0.10 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to June 26, 2004. During November, 2002, the same shareholder invested $60,000 in a private offering of Company units at a price of $0.15 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.50 per share, with the warrant exercisable at any time up to November, 2004. On February 14, 2003, the same shareholder invested $82,500 by participating in an amended warrant offering by the Company to current warrant holders of equity private placement transactions conducted by the Company during 2001 and 2002. The shareholder acquired 550,000 shares of Company common stock at a price of $0.15 per share. The shareholder acquired new warrants, exercisable at any time up to February 13, 2005, at a price of $0.65 (as to warrants issued in this offering to purchase up to 150,000 shares) and $0.75 (as to warrants issued in this offering to purchase up to 400,000 shares).

      On March 3, 2002, George Kazantzis, Executive Vice President of the Company, invested $50,000 in a private offering of Company units at a price of $0.10 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to March 2, 2004. On October 10, 2002, the same shareholder invested $30,000 in a private offering of Company units at a price of $0.15 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.50 per share, with the warrant exercisable at any time up to October 9, 2004.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number    Description of Document
------    -----------------------
3.1       Company's Articles of Incorporation, as amended October 12, 1999   (1)

3.2       Company's By-laws as amended and restated December 11, 2000        (2)

10.1      Merger Agreement by and among the Company, Electroship             (3)
          Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners,
          John Gremmo, John A. Notarianni,
          Leo J. Mangan, Raymond Anthony Joao and Richard Reichler, dated as of December 1, 2000

10.2      Assignment of Patent Application from Electroship Partners to      (3)
          Electroship (N.Y.) Inc. and Defined Field of Use License
          Agreement between Electroship Partners and Electroship (N.Y.)
          Inc. dated as of September 20, 2000

10.3      License Agreement between Envirokare Composite Corp. and           (2)
          Thermoplastic Composite Designs, Inc., dated March 30, 2001

10.4      Merger Agreement by and among the Company, Envirokare Composite    (2)
          Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and
          Dale Polk, Jr., dated March 30, 2001

10.5      Letter Agreement between the Company and Charles H. Stein, dated   (4)
          May 8, 2001

10.6      Agreement and General Release between the Company and Charles H.   (5)
          Stein, dated November 27, 2001

10.7      New Age Shelters Letter Agreement, dated October 1, 2002

21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001)

99.1      Officer's Certificate, dated March 28, 2003


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

      (b) Reports on Form 8-K

      A report on Form 8-K regarding Item 5 was filed by the Company on October 17, 2002.

      A report on Form 8-K regarding Item 5 was filed by the Company on November 26, 2002.

Item 14. Controls and Procedures

      Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

                              ENVIROKARE TECH, INC.
                              Registrant

                              By: /s/ GEORGE KAZANTZIS
                                 --------------------------------
                                 Name: George Kazantzis
                                 Title: President, Interim Chief Executive
                                        Officer and Treasurer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                   Date
         ---------                       -----                   ----

/s/ GEORGE KAZANTZIS               President, Interim       April 14, 2003
------------------------           Chief Executive
George Kazantzis                   Officer and Treasurer
                                   (Principal Executive
                                   Officer and Principal
                                   Financial and Accounting
                                   Officer)


/s/ STEVE PAPPAS                   Chairman of the          April 14, 2003
------------------------           Board of Directors
Steve Pappas

/s/ JONATHAN EDELSTEIN             Secretary, Director      April 14, 2003
------------------------
Jonathan Edelstein

/s/ LEO KAPAKOS                    Director                 April 14, 2003
------------------------
Leo Kapakos

                                 CERTIFICATIONS

      I, George Kazantzis, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Envirokare Tech, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 14, 2003

                                          /s/    GEORGE KAZANTZIS
                                          -------------------------------------
                                          Name: George Kazantzis
                                          Title: President, Interim Chief
                                                 Executive Officer and
                                                 Treasurer (Principal
                                                 Executive Officer and Principal
                                                 Financial Officer)