Form 10QSB
period 2003-03-31
ENVIROKARE TECH INC
filed 2003-05-15
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003
                                            --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____


                        Commission file number: 000-26095


                              ENVIROKARE TECH, INC.
        ---------------------------------------------------------------
        Exact name of small business issuer as specified in its charter)


            Nevada                                             88-0412549
-------------------------------                            ------------------
State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)



             5850 T.G. Lee Blvd., Suite 535, Orlando, Florida 32822
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 856-8882
                           --------------------------
                           (Issuer's telephone number)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of May 15, 2003, was 31,376,144.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                   Consolidated Balance Sheets.................................4

                   Consolidated Statements of Operations.......................5

                   Consolidated Statements of Cash Flows.......................6

                   Condensed Notes to the Consolidated Financial Statements....7


         Item 2.  Management's Discussion and Analysis or Plan of Operations..14

         Item 3.  Control and Procedures......................................19


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................20

         Item 2.    Changes in Securities.....................................20

         Item 3.    Defaults Upon Senior Securities...........................20

         Item 4.    Submission of Matters to a Vote of Security Holders.......20

         Item 5     Other Information.........................................20

         Item 6.    Exhibits and Reports on Form 8-K..........................21


SIGNATURES....................................................................22

             CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analysis made by the management of Envirokare Tech Inc., ("ENVIROKARE") in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

Envirokare cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by Envirokare, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond the Company's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent Envirokare from achieving its stated goals include: the inability of Envirokare to obtain financing for capital expenditures and acquisitions, declines or failure to develop in the market for the Company's products, development of superior products by competition, and adverse changes in the regulatory environment affecting the Company.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by Envirokare or persons acting on its or their behalf.

Envirokare undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements












                              ENVIROKARE TECH INC.
                              Financial Statements

                                 March 31, 2003


                                              ENVIROKARE TECH, INC.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                                 2003           December 31,
                                                                              (unaudited)           2002
                                                                         -----------------     -----------------
 ASSETS
     CURRENT ASSETS
          Cash                                                           $         19,251       $         9,506
          Deposits and retainers                                                   46,541                53,942
          Prepaid expenses                                                          6,537                     -
                                                                         -----------------     -----------------
              TOTAL CURRENT ASSETS                                                 72,329                63,448
                                                                         -----------------     -----------------

     PROPERTY AND EQUIPMENT
          Furniture and fixtures                                                    8,144                 8,144
          Office equipment                                                         10,382                 9,009
          Molds                                                                    59,000                59,000
              Less accumulated depreciation                                        (7,616)               (6,884)
                                                                         -----------------     -----------------
              TOTAL PROPERTY AND EQUIPMENT                                         69,910                69,269
                                                                         -----------------     -----------------

     OTHER ASSETS
          Deposits and retainers                                                    8,012                 8,412
          License agreement                                                       525,000               525,000
          Patent acquisition costs and technology rights                        1,958,939             1,958,939
                                                                         -----------------     -----------------
              TOTAL OTHER ASSETS                                                2,491,951             2,492,351
                                                                         -----------------     -----------------

TOTAL ASSETS                                                            $       2,634,190       $     2,625,068
                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Accounts payable                                              $         122,357       $       114,145
          Customer deposit                                                         61,215                61,215
          Notes payable                                                            61,965                61,965
          Accrued interest                                                         26,886                25,337
          Notes payable to stockholders                                         1,025,000             1,025,000
          Accrued interest to stockholders                                        221,713               183,802
                                                                         -----------------     -----------------
              TOTAL CURRENT LIABILITIES                                         1,519,136             1,471,464
                                                                         -----------------     -----------------

     COMMITMENTS AND CONTINGENCIES                                                      -                     -
                                                                         -----------------     -----------------

          Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                          -                     -
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 31,376,144 and 30,056,144 shares
              issued and outstanding, respectively                                 31,376                30,056
          Additional paid-in capital                                            4,575,371             4,273,090
          Stock options and warrants                                              541,215               646,815
          Accumulated deficit during development stage                         (4,032,908)           (3,796,357)
                                                                         -----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                        1,115,054             1,153,604
                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       2,634,190       $     2,625,068
                                                                         =================     =================





        The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                       4



                                                     ENVIROKARE TECH, INC.
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                           Period from
                                                                                                           June 15,1998
                                                            Three Months            Three Months          (Inception) to
                                                           Ended March 31,         Ended March 31,           March 31,
                                                                 2003                   2002                   2003
                                                             (unaudited)             (unaudited)            (unaudited)
                                                        -------------------     ------------------        ----------------
REVENUES                                                 $       37,150          $         -               $       37,150
COST OF GOODS SOLD                                              (17,500)                   -                      (17,500)
                                                        -------------------     ------------------        ----------------
 GROSS PROFIT                                                    19,650                    -                       19,650
                                                        -------------------     ------------------        ----------------

EXPENSES

     Consulting fees - related parties                           45,500               18,000                      839,955
     Other consulting fees                                       38,764              171,173                    1,084,202
     Financing costs                                                  -                    -                      219,642
     Rent                                                        16,623                6,554                       99,482
     General and administrative                                  31,934               23,110                      537,354
     Depreciation                                                   732                  437                        7,616
     Professional fees                                           37,071               22,218                      593,952
     Research and development                                    45,000                    -                      271,943
     Wages, salaries, and payroll taxes                               -                    -                      131,879
                                                        -------------------     ------------------        ----------------
          TOTAL EXPENSES                                        215,624              241,492                    3,786,025
                                                        -------------------     ------------------        ----------------

LOSS FROM OPERATIONS                                           (195,974)            (241,492)                  (3,766,375)

OTHER EXPENSE
     Interest expense                                           (40,577)             (40,766)                    (266,533)
                                                        -------------------     ------------------        ----------------
           TOTAL OTHER EXPENSE                                  (40,577)             (40,766)                    (266,533)
                                                        -------------------     ------------------        ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (236,551)            (282,258)                  (4,032,908)

PROVISION FOR INCOME TAXES                                            -                    -                            -
                                                        -------------------     ------------------        ----------------

NET LOSS                                                 $     (236,551)         $  (282,258)             $    (4,032,908)
                                                        ===================     ==================        ================

 BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                                       $        (0.01)         $     (0.01)
                                                        ===================     ==================

 WEIGHTED AVERAGE NUMBER
  STOCK SHARES OUTSTANDING                                    30,716,144           24,714,741
                                                        ===================     ==================






        The accompanying condensed notes are an integral part of these consolidated financial statements.




                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Period from
                                                                                                                 June 15,1998
                                                                     Three Months          Three Months         (Inception) to
                                                                    Ended March 31,       Ended March 31,         March 31,
                                                                         2003                 2002                  2003
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $       (236,551)      $      (282,258)      $    (4,032,908)
      Adjustments to reconcile net loss
        to net cash used by operating activities:
      Depreciation                                                             732                   437                 7,616
      Intangible asset expensed                                                  -                     -                 9,520
      Impairment of molds                                                        -                     -                27,000
      Stock options issued for consulting fees                                   -                12,173               889,173
      Stock issued for consulting fees                                           -               112,000               112,000
      Warrants issued for financing expense                                      -                     -               219,642
      Changes in operating assets and liabilities:
        Customer deposit                                                         -                     -                61,215
        Prepaid expenses                                                    (6,537)                  219                (6,537)
        Accounts payable                                                     8,211               (32,466)              122,356
        Accrued interest payable                                            39,462                39,987               248,601
                                                                  ------------------    ------------------    ------------------
      Net cash used by operating activities                               (194,683)             (149,908)           (2,342,322)
                                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                                 7,801                     -               (54,553)
      Purchase of molds                                                          -                (8,000)              (86,000)
      Payments of license agreement                                              -                     -              (525,000)
      Patent costs                                                               -                     -               (10,128)
      Purchase of equipment                                                 (1,373)                    -               (16,680)
                                                                  ------------------    ------------------    ------------------
      Net cash provided (used) by investing activities                       6,428                (8,000)             (692,361)
                                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock                                      -                     -               250,000
      Proceeds from sale of common stock                                   198,000                50,000             1,757,799
      Repurchase of common stock                                                 -                     -                (7,500)
      Proceeds from issuance of notes payable to related
        parties                                                                  -                     -             1,053,635
                                                                  ------------------    ------------------    ------------------
      Net cash provided by financing activities                            198,000                50,000             3,053,934
                                                                  ------------------    ------------------    ------------------
Increase (decrease) in cash                                                  9,745              (107,908)               19,251

Cash, beginning of period                                                    9,506               118,927                     -
                                                                  ------------------    ------------------    ------------------

Cash, end of period                                               $         19,251       $        11,019       $        19,251
                                                                  ==================    ==================    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $          1,117       $         1,576       $        16,106
                                                                  ==================    ==================    ==================

      Income taxes paid                                           $              -       $             -       $             -
                                                                  ==================    ==================    ==================


NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary           $              -       $             -       $     1,925,000
      Note issued for purchase of property, equipment,
        and operating expenses                                    $              -       $             -       $         3,635
      Note issued for pending patent to related party             $              -       $             -       $        33,330
      Note issued for deposit for stock                           $              -       $             -       $       100,000
      Warrants issued for financing activities                    $              -       $             -       $       219,642
      Stock options issued for consulting fees                    $              -       $        12,173       $       889,173
      Common stock issued for consulting fees                     $              -       $       112,000       $       112,000
      Stockholder's contribution for equipment                    $              -       $             -       $         1,847







            The accompanying condensed notes are an integral part of these consolidated financial statements.



                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003


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

The Company's current operating strategy is based on developing products to be manufactured by the TPF Process, as well as marketing the TPF technology to potential sublicensees of the Company. The Company maintains offices in Orlando, Florida. The Company has elected a fiscal year-end of December 31.

The  Company  includes  the assets and  investment  in  Electroship  Acquisition
Corporation  and  Envirokare   Composite   Corp.,   wholly-owned   non-operating
subsidiaries, in these financial statements.

The Company is in the development stage, as of March 31, 2003 and has not realized any significant revenues from planned operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation
--------------------

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,032,908, which includes a net loss of $236,551 for the quarter ended March 31, 2003, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. The Company received a deposit for product development during the second half of 2002 and management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
-------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS 148.

Revenue Recognition
-------------------

The Company recognizes revenue from product sales upon shipment to the customer.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years. Molds will be depreciated over their estimated useful lives once placed in service.


NOTE 4 - COMMON STOCK

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003



NOTE 5 - STOCK OPTIONS AND WARRANTS

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for 2003: risk-free interest rate of 4%, volatility of 89%.

Warrants
--------

In February 2003, the exercise price on 1,320,000 warrants was adjusted from $0.50 to $0.15. All of these warrants were exercised resulting in the issuance of 1,320,000 shares of common stock for $198,000. In addition, the Company issued 1,320,000 warrants to these investors, of which 600,000 have an exercise price of $0.65, and 720,000 have an exercise price of $0.75. These warrants expire on February 14, 2005.


NOTE 6 - RELATED PARTIES

Mr. Steve Pappas, who effective March 5, 2003 has relinquished his duties as president and secretary, and has been elected chairman of the board of directors of the Company, received $24,000 and $18,000 in cash from the Company for consulting services rendered during the quarters ended March 31, 2003 and 2002, respectively.

Mr. George Kazantzis, who effective March 5, 2003 has relinquished his duties as executive vice president, and has been elected president and interim chief executive officer, received $15,000 and $0 in cash for consulting fees during the quarter ended March 31, 2003 and 2002.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Merger Agreement with Thermoplastic Composite Designs, Inc.
-----------------------------------------------------------

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

Letter Agreement with New Age Shelters Ltd.
-------------------------------------------

The Company and New Age Shelters Ltd. ("New Age") entered into a non-binding letter of agreement, dated March 20, 2003 replacing an earlier agreement dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into EnviroDome LLC ("Envirodome"), a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company, which manufactures patented modular products that have a variety of applications including use for warehousing, greenhouses, food storage, residential, military field stations and camps, emergency shelters and temporary schools and hospitals. Terms of the letter agreement provide that New Age would give an exclusive license to its patented technology to EnviroDome which would be responsible to manufacture and market the product using TPF technology. The president of New Age Shelters would become president of Envirodome and the parties would share the net profits for the production and sale of the product with New Age receiving a portion of the net profits on a sliding scale from 40% down to 10%. This transaction has not been completed and there is no assurance that funds will be available to develop and manufacture this product.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)


Agreement with Schaefer Systems International, Inc.
---------------------------------------------------

On March 28, 2003, the Company entered into a product development and purchase agreement with Schaefer Systems International, Inc., "SSI" replacing a earlier agreement dated August 6, 2002. Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI, the Company will design and develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary product. The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after development completion. SSI continued its right to order additional development for an additional payment of $300,000 and 20% within 30 days after development completion. SSI continued its right to order additional development for an additional payment of $300,000. This agreement provides for 26 weeks from the effective date within which to complete successful development or for the initial payment to be returned.

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

Consulting Agreement
--------------------

In July 2001, the Company entered into a consulting agreement with Mr. Erwin Pruefer who performs marketing and sales services for the Company and is compensated on a commission basis. Upon reaching certain sales targets, the consultant may receive stock options in lieu of additional commissions payable, with a maximum of 500,000 options so available.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 March 31, 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements
---------------

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total payments for the quarter ended March 31, 2003 and 2002 were $8,304 and $0.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $2,795 per month, with additional charges for common area. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space is being subleased with the sublessee reimbursing the Company $3,000 of the security deposit and last month's rent. There is no written sublease agreement at this time. Total payments for quarter ended March 31, 2003 and 2002 were $3,000 and $4,000, respectively.

The Company has a lease for office space in Las Vegas, Nevada thru April 30, 2003. Monthly payments are currently $838 per month, including $40 for utilities. Total payments for quarter ended March 31, 2003 and 2002 were $2,514 and $2,554.

Litigation
----------

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming for TPF.

Technology: The TPF Process is a proprietary process developed by Thermo Plastic Composite Designs, Inc., that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own process scrap, thereby eliminating production waste. TPF Process patents are pending.

Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. Management believes that the TPF Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs. The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding, including significantly, cost savings realized in the reduced labor required to create larger parts made using the TPF Process. The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF Process. Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

The TPF Process has application in a broad range of industries including: agriculture, automotive, material handling, transportation, marine, medical, waste management and aerospace. TPF composite products are an advantaged replacement for many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture. As a thermoplastic process, TPF has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

The Company is acquiring this technology through License and Merger Agreements with Thermo Plastic Composite Designs, Inc. On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF Process. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of applications including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for use in agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The Company paid TCD a one time license fee of $525,000 under the agreement. To complete this acquisition, the Company entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, Envirokare has the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004.


Product Research, Development and Testing:
-----------------------------------------

General Product Technology Testing: During the second quarter of 2002, the Company engaged the Metis Design Corporation, Inc. ("Metis Design"), formerly Horizon Defense and Aerospace Solutions, Inc., to conduct a review of the TPF technology. Metis Design, based in Cambridge, Massachusetts, is an advanced technology firm specializing in composites consulting, damage monitoring and structural concept design and analysis.

In September 2002, Metis Design presented the Company's management with final findings regarding the TPF technology. In its report, Metis Design noted that, as the utilization of advanced thermoplastic composite materials has extended into market segments such as military and aerospace, commercial manufacturers are increasingly demanding lower cost, quicker and more flexible reinforced thermoplastic processing techniques. Metis Design found that the TPF Process has significant potential to address this need. In addition, Metis Design reported that the TPF Process could represent a solution to a long-standing need in the long-fiber reinforced composite manufacturing process the TPF Process enables manufacturers to mass-produce at high rates and labor efficiencies compared to many current production techniques, while retaining accuracy and the ability to utilize low molding pressures. The report also noted that the TPF Process provides economic advantages over other thermoplastic composite molding methods through reduced labor, material, tooling and machine costs.

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

Product Development - E Pallet: Since inception, the Company has been engaged in the development of the Pallet. In December 1998, acquired equipment, early-stage rubber mold technology and patent rights to the development of rubber mold technology for creating a pallet made of recycled materials. In 1999, the Company and TCD entered into a product/technology contract for the continued development of the pallet. TCD undertook to assist the Company in optimizing earlier versions of the Pallet design. The contract required TCD to deliver a pallet that would meet design specifications including specified size and weight requirements and a customized composition matrix. The contract also provided that TCD would supply an engineered mold for the Company's first production facility. The Company's payments for the development of a first generation Pallet mold totaled $50,800 in 1999 and $83,000 in 2000.

Commencing in May 2000, additional Pallet testing and evaluation was conducted by the Pallet and Container Research Laboratory of Virginia Polytechnic Institute and State University, located in Blacksburg, Virginia. This laboratory is recognized for its work in the area of testing and analysis of products designed for use in the materials handling industry. Based on the initial test results, the Company and its product design contractor, TCD, made design adjustments to the Pallet. Further Pallet testing and evaluation through 2001 resulted in further design adjustments. As a result of the design adjustments and modifications, the first generation mold was deemed to be of no commercial value. The Company built a second generation mold during 2001, at a cost of $43,000, incorporating design modifications based on technical information derived from tests of the previous mold. Pallets produced from this mold were tested and evaluated at the Pallet and Container Research Laboratory during the second quarter of 2002. The study of the second mold product evaluated the strength, stiffness and durability of the Pallet as a general purpose pallet with a 2,800 pound weight capacity set as the standard.

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

Based on the results of testing conducted on the second generation E Pallet, during the second quarter of 2002, the Company engaged Metis Design to optimize this Pallet redesign. The Pallet design modifications, as proposed by Metis Design, allow for a significant weight reduction of the Pallet making the Pallet more cost-effective and easier to handle, while structural features are not anticipated to be materially affected. The Company is presently negotiating product development agreements with prospective partners to produce the next generation Pallet prototypes which the Company believes will lead to a comprehensive production agreement for Pallet manufacture.

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

In addition to the second-generation Pallet discussed above, the Company is also evaluating pallets and other material handling devices incorporating wireless tracking capabilities, based on technology acquired in the Company's 2000 acquisition of Electroship (N.Y.) Inc. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable in multiple markets. Company plans for additional development of this wireless tracking technology are scheduled for late 2003.

Product Development - New Age Shelters: The Company and New Age Shelters Ltd. ("New Age") entered into a non-binding letter of agreement, dated March 20, 2003 replacing an earlier agreement dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into EnviroDome LLC ("Envirodome"), a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company, which manufactures patented modular products that have a variety of applications including use for warehousing, greenhouses, food storage, residential, military field stations and camps, emergency shelters and temporary schools and hospitals. Terms of the letter agreement provide that New Age would give an exclusive license to its patented technology to EnviroDome which would be responsible to manufacture and market the product using TPF technology. The president of New Age Shelters would become president of Envirodome and the parties would share the net profits for the production and sale of the product with New Age receiving a portion of the net profits on a sliding scale from 40% down to 10%. This transaction has not been completed and there is no assurance that funds will be available to develop and manufacture this product.

Product Development - Schaefer Systems International, Inc. On March 28, 2003, the Company entered into a product development and purchase agreement with SSI replacing a earlier agreement dated August 6, 2002. Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI, the Company will design and develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary product. The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after Development Completion. SSI continued its right to order additional development for an additional payment of $300,000.


Product Marketing and Market Exploitation:
-----------------------------------------

The Company's plan for the marketing and exploitation of its technologies over the next twelve months includes:

1. direct development and manufacturing of products for materials handling (pallets).
2. 3rd party licensing of TPF Technology for specific applications and products as well as for specific geographic areas.
3.   product development for 3rd party applications and licensed manufacturing.

The Company expects to continue to market its technology both directly through officers and directors and through third party marketing agreements.

The Company has entered into an preliminary agreement with a company in Thailand for exploitation a of the Company's technology for that country. This agreement provides for the manufacture and distribution of TPF products and includes the rights to market, develop and manufacture applications using the Company's technology in that country in exchange for a payment of $50,000 paid at the signing of the initial agreement with an additional $300,000 paid at the signing of the final agreement which the Company expects by June 15, 2003. An additional $2,000,000 is to be paid not later than December 31, 2004. The Company is to receive ongoing royalty payments in the amount of $0.18 per kg of throughput processed by the producers under these agreements. There is no assurance that this transaction will close, that the initial fees will be paid pursuant to this agreement, or if closed, that the producers will enter into production generating ongoing royalties


The Company expects additional results from a broad range of continuing marketing and sales activities. As well, the Company expects to close its merger with TCD during the next quarter and with it acquire additional marketing and sales opportunities.


Expected  Purchase of Plant and Significant  Equipment
and Expected  Significant Changes in Number of Employees:
--------------------------------------------------------

During the third quarter of 2003, the Company expects to close its Merger Agreement with TCD combining that company with its wholly owned subsidiary ECC. This will bring into the Company an existing TPF production facility including equipment and leased premises. The size of this facility is limited and is used primarily for product development and small production runs. The Company has continued preliminary development work toward the end of creating a full scale production facility for manufacture of Company and third party products, however, no specific site has yet been contracted for. The Company continues to consider the option of assisting a prospective third party licensees in the construction of a manufacturing facility in exchange for access to such a facility but no decision has been made. There is no assurance that funds will be available for the development of such a facility or that a third party licensee can be located for the alternative.

During the balance of the fiscal year, the Company expects to add one to three people to its existing staff. As well, the Company will add personnel required for the operation of the existing TCD facility upon the completion of the merger with that company. The schedule for any new production facility will dictate the addition of any personnel associated with that facility.


Liquidity:
----------

The Company has budgeted expenditures of $720,000 for the 12 months ending March 31, 2004. During the fiscal quarter ended March 31, 2003, the Company raised $198,000 from the private placement of the Company's Common shares and had cash remaining at the end of the quarter of $19,251. During the Quarter Ended March 31, 2003, the Company received $37,150 in revenues for product development work with an additional $37,150 of product development and prototype work scheduled for this customer during the second quarter of the fiscal year. The Company has in process an additional $185,000 of development work for another customer (see "Product Development - Schaefer Systems, Inc.") and expects to receive these revenues during the current fiscal year. The Company conducts product development work with the expectation that successful development will lead to manufacturing or license contracts for the Company's process, although there is no assurance that such manufacturing or license contacts will result from this work or that additional revenues will be forthcoming."

ITEM 3.  CONTROL AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report, the issuer carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(a) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                           PART II -OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "2002 Annual Report"), for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada. The status of this matter remains the same as discussed in the 2002 Annual Report.


ITEM 2. CHANGES IN SECURITIES

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

     None


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

Exhibit
Number    Description of Document
-------   --------------------
3.1       Company's Articles of Incorporation, as amended
            October 12, 1999................................................(1)
3.2       Company's By-laws as amended and restated December 11, 2000.......(2)
10.1      Merger Agreement  by and among the Company, Electroship
            Acquisition Corp., Electroship (N.Y.) Inc., Electroship
            Partners, John Gremmo, John A. Notarianni, Leo J. Mangan,
            Raymond Anthony Joao and Richard Reichler, dated as
            of December 1, 2000.............................................(3)
10.2      Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use
            License Agreement between Electroship Partners and
            Electroship (N.Y.) Inc. dated as of September 30, 2000..........(3)
10.3      License Agreement between Envirokare Composite Corp. and
            Thermoplastic Composite Designs, Inc., dated March 30, 2001.....(2)
10.4      Merger Agreement by and among  the Company, Envirokare
            Composite Corp., Thermoplastic Composite Design, Inc.,
            Dale Polk, Sr. and Dale Polk, Jr., Dated March 30, 2001.........(2)
10.5      Letter Agreement between the Company and Charles H. Stein, dated May 8, 2001...............................................(4)
10.6      Agreement and General Release between the Company and
            Charles H. Stein, Dated November 27, 2001.......................(5)
10.7      New Age Shelters Letter Agreement, dated October 1, 2002..........(6)
10.8      Agreement with Schaefer Systems International, Inc,
            dated March 28, 2003............................................(6)
10.9      New Age Shelters Letter Agreement, dated March 20, 2002...........(7)


(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Commission on April 14, 2002, and incorporated herein by reference.
(7)  Attached as an exhibit to this document. 21


       b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on February 20, 2003, concerning the issuance of a press release to announce that it raised $198,000 from current warrant holders in connection with an offer to amend outstanding warrants issued in equity private placement transactions during 2001 and 2002. See "Part II-Item 2. Changes in Securities"

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, On May 15, 2003.

                                       ENVIROKARE TECH INC.


                                       By:  /s/  George Kazantzis
                                          -----------------------
                                            Name:  George Kazantzis
                                           Title:  President,
                                                   Interim Chief Executive
                                                   Officer and Treasurer


                                 CERTIFICATIONS

I, George Kazantzis, certify that:

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



         Date:  May 15, 2003            ENVIROKARE TECH, INC.
                                        /s/    GEORGE KAZANTZIS
                                        ----------------------------------------
                                        Name:    George Kazantzis
                                        Title:   President, Interim Chief
                                                 Executive Officer and Treasurer