Form 10QSB
period 2003-06-30
ENVIROKARE TECH INC
filed 2003-08-14
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 For the quarterly period ended     June 30, 2003
                                                --------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of August 14, 2003, was 31,526,144.

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

                   Consolidated Balance Sheets.................................4

                   Consolidated Statements of Operations.......................5

                   Consolidated Statements of Cash Flows.......................6

                   Condensed Notes to the Consolidated Financial Statements....7


         Item 2.  Management's Discussion and Analysis or Plan of Operations..12

         Item 3.  Control and Procedures......................................15


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................16

         Item 2.    Changes in Securities.....................................16

         Item 3.    Defaults Upon Senior Securities...........................16

         Item 4.    Submission of Matters to a Vote of Security Holders.......16

         Item 5     Other Information.........................................16

         Item 6.    Exhibits and Reports on Form 8-K..........................17


SIGNATURES....................................................................18

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

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements












                              ENVIROKARE TECH INC.
                              Financial Statements

                                  June 30, 2003


                                              ENVIROKARE TECH, INC.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,
                                                                                 2003            December 31,
                                                                              (unaudited)            2002
                                                                         -----------------     -----------------
 ASSETS
     CURRENT ASSETS
          Cash                                                           $         23,252       $         9,506
          Deposits and retainers                                                   19,341                53,942
          Prepaid expenses                                                          6,537                     -
          Inventory                                                                17,500                     -
                                                                         -----------------     -----------------
              TOTAL CURRENT ASSETS                                                 66,630                63,448
                                                                         -----------------     -----------------

     PROPERTY AND EQUIPMENT
          Furniture and fixtures                                                    7,502                 8,144
          Office equipment                                                          9,749                 9,009
          Molds                                                                   111,336                59,000
              Less accumulated depreciation                                        (5,285)               (6,884)
                                                                         -----------------     -----------------
              TOTAL PROPERTY AND EQUIPMENT                                        123,302                69,269
                                                                         -----------------     -----------------

     OTHER ASSETS
          Deposits and retainers                                                    2,476                 8,412
          License agreement                                                       525,000               525,000
          Patent acquisition costs and technology rights                        1,958,939             1,958,939
                                                                         -----------------     -----------------
              TOTAL OTHER ASSETS                                                2,486,415             2,492,351
                                                                         -----------------     -----------------

TOTAL ASSETS                                                            $       2,676,347       $     2,625,068
                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Accounts payable                                              $         272,171       $       114,145
          Customer deposit                                                         61,215                61,215
          Notes payable                                                            61,965                61,965
          Accrued interest                                                         31,533                25,337
          Notes payable to stockholders                                         1,115,000             1,025,000
          Accrued interest to stockholders                                        260,150               183,802
                                                                         -----------------     -----------------
              TOTAL CURRENT LIABILITIES                                         1,802,034             1,471,464
                                                                         -----------------     -----------------

     COMMITMENTS AND CONTINGENCIES                                                      -                     -
                                                                         -----------------     -----------------

          Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                          -                     -
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 31,526,144 and 30,056,144 shares
              issued and outstanding, respectively                                 31,526                30,056
          Additional paid-in capital                                            4,599,551             4,273,090
          Stock options and warrants                                              546,885               646,815
          Accumulated deficit during development stage                         (4,303,649)           (3,796,357)
                                                                         -----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                          874,313             1,153,604
                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       2,676,347       $     2,625,068
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

                                                       4



                                                     ENVIROKARE TECH, INC.
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  Period from
                                                                                                                  June 15,1998
                                         Three Months       Three Months        Six Months        Six Months     (Inception) to
                                        Ended June 30,     Ended June 30,     Ended June 30,    Ended June 30,      June 30,
                                             2003               2002              2003              2002              2003
                                          (unaudited)        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                        --------------     --------------    --------------    --------------    --------------
REVENUES                                $          -        $        -        $    37,150       $        -        $    37,500
COST OF GOODS SOLD                                 -                 -            (17,500)               -            (17,500)
                                        --------------     --------------    --------------    --------------    --------------
 GROSS PROFIT                                      -                 -             19,650                -             19,650
                                        --------------     --------------    --------------    --------------    --------------

EXPENSES

     Consulting fees - related parties        27,834            18,000             73,334            36,000           867,789
     Other consulting fees                    10,891            40,000             49,655           211,173         1,095,093
     Financing costs                               -                 -                  -                 -           219,642
     Rent                                     24,060             5,514             40,683            12,068           123,542
     General and administrative               38,002            30,875             69,936            53,985           575,356
     Depreciation                                632               468              1,364               905             8,248
     Professional fees                       100,732            20,831            137,803            43,049           694,684
     Research and development                 14,373            18,250             59,373            18,250           286,316
     Wages, salaries, and payroll taxes       11,315                 -             11,315                 -           143,194
                                        --------------     --------------    --------------    --------------    --------------
          TOTAL EXPENSES                     227,839           133,938            443,463           375,430         4,013,864
                                        --------------     --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                        (227,839)         (133,938)          (423,813)         (375,430)       (3,994,214)

OTHER INCOME (EXPENSE)
     Gain on sale of assets                      577                 -                577                 -               577
     Interest expense                        (43,479)          (40,120)           (84,056)          (80,886)         (310,012)
                                        --------------     --------------    --------------    --------------    --------------
           TOTAL OTHER INCOME (EXPENSE)      (42,902)          (40,120)           (83,479)          (80,886)         (309,435)
                                        --------------     --------------    --------------    --------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES      (270,741)         (174,058)          (507,292)         (456,316)       (4,303,649)

PROVISION FOR INCOME TAXES                         -                 -                  -                 -                 -
                                        --------------     --------------    --------------    --------------    --------------

NET LOSS                                $   (270,741)       $ (174,058)       $  (507,292)         (456,316)       (4,303,649)
                                        ==============     ==============    ==============    ==============    ==============

 BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                      $      (0.01)       $    (0.01)       $     (0.02)      $     (0.02)
                                        ==============     ==============    ==============    ==============

 WEIGHTED AVERAGE NUMBER
  STOCK SHARES OUTSTANDING                31,387,811        26,583,617         31,029,977        25,666,089
                                        ==============     ==============    ==============    ==============





        The accompanying condensed notes are an integral part of these consolidated financial statements.


                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                 Period from
                                                                                                                June 15,1998
                                                                      Six Months           Six Months          (Inception) to
                                                                    Ended June 30,       Ended June 30,            June 30,
                                                                         2003                 2002                   2003
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $       (507,292)      $      (456,316)      $    (4,303,649)
      Adjustments to reconcile net loss
        to net cash used by operating activities:
      Depreciation                                                           1,364                   905                 8,248
      Intangible asset expensed                                                  -                     -                 9,520
      Impairment of molds                                                        -                     -                27,000
      Stock options issued for consulting fees                                   -                12,173               889,173
      Stock issued for consulting fees                                           -               112,000               112,000
      Warrants issued for financing expense                                      -                     -               219,642
      Changes in operating assets and liabilities:
        Customer deposit                                                         -               (34,781)               61,215
        Prepaid expenses                                                    (6,537)                    -                (6,537)
        Inventory                                                          (17,500)                    -               (17,500)
        Accounts payable                                                   158,026               (52,534)              272,171
        Accrued interest payable                                            82,544                79,316               291,683
                                                                  ------------------    ------------------    ------------------
      Net cash used by operating activities                               (289,395)             (339,237)           (2,437,034)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                                40,537                     -               (21,817)
      Purchase of molds                                                    (52,336)              (16,000)             (138,336)
      Payments of license agreement                                              -                     -              (525,000)
      Patent costs                                                               -                 9,520               (10,128)
      Purchase of equipment                                                 (4,335)                    -               (19,642)
      Sale of equipment                                                      1,275                     -                 1,275
                                                                  ------------------    ------------------    ------------------
      Net cash used by investing activities                                (14,859)               (6,480)             (713,648)
                                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock                                      -                     -               250,000
      Proceeds from sale of common stock                                   228,000               300,000             1,787,799
      Repurchase of common stock                                                 -                     -                (7,500)
      Proceeds from issuance of notes payable to related
        parties                                                             90,000                     -             1,143,635
                                                                  ------------------    ------------------    ------------------
      Net cash provided by financing activities                            318,000               300,000             3,173,934
                                                                  ------------------    ------------------    ------------------
Increase (decrease) in cash                                                 13,746               (45,717)               23,252

Cash, beginning of period                                                    9,506               118,927                     -
                                                                  ------------------    ------------------    ------------------

Cash, end of period                                               $         23,252       $        73,210       $        23,252
                                                                  ==================    ==================    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $          1,782       $         1,571       $        16,771
                                                                  ==================    ==================    ==================

      Income taxes paid                                           $              -       $             -       $             -
                                                                  ==================    ==================    ==================


NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary           $              -       $             -       $     1,925,000
      Note issued for purchase of property, equipment,
        and operating expenses                                    $              -       $             -       $         3,635
      Note issued for pending patent to related party             $              -       $             -       $        33,330
      Note issued for deposit for stock                           $              -       $             -       $       100,000
      Warrants issued for financing activities                    $              -       $             -       $       219,642
      Stock options issued for consulting fees                    $              -       $        12,173       $       889,173
      Common stock issued for consulting fees                     $              -       $       112,000       $       112,000
      Stockholder's contribution for equipment                    $              -       $             -       $         1,847




            The accompanying condensed notes are an integral part of these consolidated financial statements.


                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 June 30, 2003


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

The Company is in the development stage, as of June 30, 2003 and has not realized any significant revenues from planned operations.


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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,303,649, which includes a net loss of $507,292 for the six months ended June 30, 2003, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. The Company received a deposit for product development during the second half of 2002 and management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 June 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
-------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

During the quarter ended June 30, 2003, the Company disposed of certain property and equipment that was located in its office in Las Vegas, Nevada, resulting in a gain on sale of assets of $577

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 June 30, 2003


NOTE 4 - COMMON STOCK

During the quarter ended June 30, 2003, the Company received an additional $30,000 from the private sale of 150,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.

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

For subsequent issuances of common stock, see Note 7.


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

Warrants
--------

During the quarter ended June 30, 2003, the company received an additional $30,000 from the private sale of 150,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each on purchased, exercisable at $0.40 per share for a period of one year.

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

For subsequent warrant issuance see Note 7.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                  June 30, 2003


NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Letter Agreement with New Age Shelters Ltd.
-------------------------------------------

The Company and New Age Shelters Ltd. ("New Age") entered into a non-binding letter of agreement, dated March 20, 2003 replacing an earlier agreement dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into EnviroDome LLC ("Envirodome"), a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company. This transaction was cancelled after the end of the reported period, an action the Company believes to be in the best interests of both the Company and New Age Shelters Ltd.

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

The Company will recognize the deposited amount as revenue upon approval by SSI of initial product prototypes, which is expected to occur during the fiscal year ended 2003.

Consulting Agreement
--------------------

In July 2001, the Company entered into a consulting agreement with Mr. Erwin Pruefer who performs marketing and sales services for the Company and is compensated on a commission basis. Upon reaching certain sales targets, the consultant may receive stock options in lieu of additional commissions payable, with a maximum of 500,000 options so available.

Lease Agreements
---------------

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total payments for the quarters ended June 30, 2003 and 2002 were $8,670 and $0, respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $3,023 per month, with additional charges for common area of $1,472. This amount totals $4,495. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space was being subleased with the sublessee reimbursing the Company $3,495. The subleasees moved out of the space June 1, 2003. Total payments for quarter ended June 30, 2003 and 2002 were $2,000 and $3,000, respectively.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 June 30, 2003


NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

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


NOTE 7 - SUBSEQUENT EVENT

Subsequent to the end of the quarter, the company received an additional $50,000 from the private sale of 250,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each on purchased, exercisable at $0.40 per share for a period of one year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming (TPF).

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

The Company has acquired this technology through License and Merger Agreements with Thermo Plastic Composite Designs, Inc. On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF Process. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of applications including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for use in agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The Company paid TCD a one time license fee of $525,000 under the agreement. To complete this acquisition, the Company entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, Envirokare has the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004.

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

Product Development - New Age Shelters: The Company and New Age Shelters Ltd. ("New Age") entered into a non-binding letter of agreement, dated March 20, 2003 replacing an earlier agreement dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into EnviroDome LLC ("Envirodome"), a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company. This transaction was cancelled after the end of the reported period, an action the Company believes to be in the best interests of both the Company and New Age Shelters Ltd.

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

The Company has entered into an preliminary agreement with a company in Thailand for exploitation of the Company's technology for that country. This agreement provides for the manufacture and distribution of TPF products and includes the rights to market, develop and manufacture applications using the Company's technology in that country in exchange for a payment $350,000 paid at the signing of the final agreement. An administrative fee of $5,000 has been paid into escrow by the licensee but no closing date has yet been scheduled. An additional $2,000,000 is to be paid not later than December 31, 2004. The Company is to receive ongoing royalty payments in the amount of $0.18 per kg of throughput processed by the producers under these agreements. There is no assurance that this transaction will close, that the initial fees will be paid pursuant to this agreement, or if closed, that the producers will enter into production generating ongoing royalties

The Company expects additional results from a broad range of continuing marketing and sales activities. As well, the Company expects to close its merger with TCD during the next quarter and with it acquire additional marketing and sales opportunities.

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

Liquidity:
----------

The Company has budgeted expenditures of $720,000 for the 12 months ending March 31, 2004. During the fiscal quarter ended June 30, 2003, the Company raised $30,000 from the private placement of the Company's Common shares and had cash remaining at the end of the quarter of $23,252. During this fiscal year, the Company received $37,150 in revenues for product development work with an additional $37,150 of product development and prototype work scheduled for this customer during the third quarter of the fiscal year. The Company has in process an additional $185,000 of development work for another customer (see "Product Development - Schaefer Systems, Inc.") and expects to receive these revenues during the current fiscal year. The Company conducts product development work with the expectation that successful development will lead to manufacturing or license contracts for the Company's process, although there is no assurance that such manufacturing or license contacts will result from this work or that additional revenues will be forthcoming.

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


ITEM 2. CHANGES IN SECURITIES

     During the quarter, the company received an additional $30,000 from the private sale of 150,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each on purchased, exercisable at $0.40 per share for a period of one year.

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


(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Commission on April 14, 2002, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003 and incorporated herein by reference.


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

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, On August 14, 2003.

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



         Date:  August 14, 2003            ENVIROKARE TECH, INC.
                                        /s/    GEORGE KAZANTZIS
                                        ----------------------------------------
                                        Name:    George Kazantzis
                                        Title:   President, Interim Chief
                                                 Executive Officer and Treasurer