Form 10QSB
period 2003-09-30
ENVIROKARE TECH INC
filed 2003-11-19
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 For the quarterly period ended     September 30, 2003
                                                ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of November 14, 2003, was 32,451,144.

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

                   Consolidated Balance Sheets.................................4

                   Consolidated Statements of Operations.......................5

                   Consolidated Statements of Cash Flows.......................6

                   Condensed Notes to the Consolidated Financial Statements....7


         Item 2.  Management's Discussion and Analysis or Plan of Operations..13

         Item 3.  Control and Procedures......................................16


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................17

         Item 2.    Changes in Securities.....................................17

         Item 3.    Defaults Upon Senior Securities...........................17

         Item 4.    Submission of Matters to a Vote of Security Holders.......17

         Item 5     Other Information.........................................17

         Item 6.    Exhibits and Reports on Form 8-K..........................18


SIGNATURES....................................................................19

             CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

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

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements












                              ENVIROKARE TECH INC.
                              Financial Statements

                               September 30, 2003


                                              ENVIROKARE TECH, INC.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 2003            December 31,
                                                                              (unaudited)            2002
                                                                         -----------------     -----------------
 ASSETS
     CURRENT ASSETS
          Cash                                                           $         16,008       $         9,506
          Deposits and retainers                                                   18,816                53,942
          Prepaid expenses                                                          6,537                     -
          Inventory                                                                42,200                     -
                                                                         -----------------     -----------------
              TOTAL CURRENT ASSETS                                                 83,561                63,448
                                                                         -----------------     -----------------

     PROPERTY AND EQUIPMENT
          Furniture and fixtures                                                    7,502                 8,144
          Office equipment                                                          9,749                 9,009
          Molds                                                                   170,912                59,000
              Less accumulated depreciation                                        (5,922)               (6,884)
                                                                         -----------------     -----------------
              TOTAL PROPERTY AND EQUIPMENT                                        182,241                69,269
                                                                         -----------------     -----------------

     OTHER ASSETS
          Deposits and retainers                                                        -                 8,412
          License agreement                                                       525,000               525,000
          Patent acquisition costs and technology rights                        1,958,939             1,958,939
                                                                         -----------------     -----------------
              TOTAL OTHER ASSETS                                                2,483,939             2,492,351
                                                                         -----------------     -----------------

TOTAL ASSETS                                                            $       2,749,741       $     2,625,068
                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                              $         337,702       $       114,145
          Customer deposit                                                         61,215                61,215
          Notes payable                                                           251,965                61,965
          Accrued interest                                                         37,729                25,337
                                                                          -----------------     -----------------
              TOTAL CURRENT LIABILITIES                                           688,611               262,662
                                                                          -----------------     -----------------

      LONG TERM LIABILITIES
          Notes payable to stockholders                                         1,125,000             1,025,000
          Accrued interest to stockholders                                        300,480               183,802
                                                                         -----------------     -----------------
              TOTAL LONG TERM LIABILITIES                                       1,425,480             1,208,802
                                                                          -----------------     -----------------


     COMMITMENTS AND CONTINGENCIES                                                      -                     -
                                                                         -----------------     -----------------

          Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                          -                     -
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 31,776,144 and 30,056,144 shares
              issued and outstanding, respectively                                 31,776                30,056
          Additional paid-in capital                                            4,640,246             4,273,090
          Stock options and warrants                                              597,940               646,815
          Accumulated deficit during development stage                         (4,634,312)           (3,796,357)
                                                                         -----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                          635,650             1,153,604
                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       2,749,741       $     2,625,068
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

                                                       4



                                                     ENVIROKARE TECH, INC.
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  Period from
                                         Three Months       Three Months       Nine Months       Nine Months      June 15,1998
                                            Ended              Ended              Ended             Ended        (Inception) to
                                         September 30,     September 30,      September 30,     September 30,     September 30,
                                             2003               2002              2003              2002              2003
                                          (unaudited)        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                        --------------     --------------    --------------    --------------    --------------
REVENUES                                $          -        $        -        $    37,150       $         -        $   37,150

COST OF GOODS SOLD                                 -                 -            (17,500)                -           (17,500)
                                        --------------     --------------    --------------    --------------    --------------
 GROSS PROFIT                                      -                 -            (19,650)                -            19,650
                                        --------------     --------------    --------------    --------------    --------------

EXPENSES

     Consulting fees - related parties        15,750            37,000             89,084            73,000           883,539
     Other consulting fees                    25,926            53,685             75,581           264,858         1,121,019
     Financing costs                          42,000                 -             42,000                 -           261,642
     Rent                                     19,693             8,109             60,376            20,177           143,235
     General and administrative               68,886            33,416            138,822            87,401           644,242
     Depreciation                                636               472              2,000             1,377             8,884
     Professional fees                        91,671            47,777            229,474            90,826           786,355
     Research and development                    500             2,505             59,873            20,755           286,816
     Wages, salaries, and payroll taxes       15,307                 -             26,622                 -           158,501
                                        --------------     --------------    --------------    --------------    --------------
          TOTAL EXPENSES                     280,369           182,964            723,832           558,394         4,294,233
                                        --------------     --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                        (280,369)         (182,963)          (683,745)         (558,394)       (4,274,583)

OTHER INCOME (EXPENSE)
     Gain on sale of assets                        -                 -                577                 -               577
     Interest expense                        (51,014)          (41,132)          (134,350)         (122,018)         (360,306)
                                        --------------     --------------    --------------    --------------    --------------
           TOTAL OTHER INCOME (EXPENSE)      (51,014)          (41,132)          (133,773)         (122,018)         (359,729)
                                        --------------     --------------    --------------    --------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES      (331,383)         (224,095)          (837,955)         (680,412)       (4,634,312)

PROVISION FOR INCOME TAXES                         -                 -                  -                 -                 -
                                        --------------     --------------    --------------    --------------    --------------

NET LOSS                                $   (331,383)       $ (224,095)       $  (837,955)         (680,412)       (4,634,312)
                                        ==============     ==============    ==============    ==============    ==============

 BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                      $      (0.01)       $    (0.01)       $     (0.03)      $     (0.03)
                                        ==============     ==============    ==============    ==============

 WEIGHTED AVERAGE NUMBER
  STOCK SHARES OUTSTANDING                31,739,880        28,280,057         31,269,306        26,546,986
                                        ==============     ==============    ==============    ==============





        The accompanying condensed notes are an integral part of these consolidated financial statements.


                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                Period from
                                                                     Nine Months          Nine Months           June 15,1998
                                                                        Ended                Ended             (Inception) to
                                                                    September 30,         September 30,            June 30,
                                                                         2003                 2002                   2003
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $       (837,955)      $      (680,412)      $    (4,634,312)
      Adjustments to reconcile net loss
        to net cash used by operating activities:
      Depreciation                                                           2,000                 1,377                 8,884
      Intangible asset expensed                                                  -                 9,520                 9,520
      Impairment of molds                                                        -                     -                27,000
      Stock options issued for consulting fees                                   -                12,173               889,173
      Stock issued for consulting fees                                           -               112,000               112,000
      Warrants issued for financing expense                                 42,000                     -               261,642
      Changes in operating assets and liabilities:
        Customer deposit                                                         -                     -                61,215
        Prepaid expenses                                                    (6,537)                    -                (6,537)
        Inventory                                                          (42,200)                    -               (42,200)
        Accounts payable                                                   223,557               (62,533)              337,702
        Accrued interest payable                                           129,071               119,585               338,210
                                                                  ------------------    ------------------    ------------------
      Net cash used by operating activities                               (490,064)             (488,290)           (2,637,703)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                                43,538                18,836               (18,815)
      Purchase of molds                                                   (111,912)              (16,000)             (197,912)
      Payments of license agreement                                              -                     -              (525,000)
      Patent costs                                                               -                     -               (10,129)
      Purchase of equipment                                                 (4,335)                    -               (19,642)
      Sale of equipment                                                      1,275                     -                 1,275
                                                                  ------------------    ------------------    ------------------
      Net cash used by investing activities                                (71,434)                2,836             (770,223)
                                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock                                      -                     -               250,000
      Proceeds from sale of common stock                                   278,000               420,000             1,837,799
      Repurchase of common stock                                                 -                     -                (7,500)
      Proceeds from issuance of notes payable to related
        parties                                                            290,000                     -             1,343,635
                                                                  ------------------    ------------------    ------------------
      Net cash provided by financing activities                            568,000               420,000             3,423,934
                                                                  ------------------    ------------------    ------------------
Increase (decrease) in cash                                                  6,502               (65,454)               16,008

Cash, beginning of period                                                    9,506               118,927                     -
                                                                  ------------------    ------------------    ------------------

Cash, end of period                                               $         16,008       $        53,473       $        16,008
                                                                  ==================    ==================    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $          1,782       $         2,432       $        16,771
                                                                  ==================    ==================    ==================
      Income taxes paid                                           $              -       $             -       $             -
                                                                  ==================    ==================    ==================


NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary           $              -       $             -       $     1,925,000
      Note issued for purchase of property, equipment,
        and operating expenses                                    $              -       $             -       $         3,635
      Note issued for pending patent to related party             $              -       $             -       $        33,330
      Note issued for deposit for stock                           $              -       $             -       $       100,000
      Warrants issued for financing activities                    $              -       $             -       $       219,642
      Stock options issued for consulting fees                    $              -       $        12,173       $       889,173
      Common stock issued for consulting fees                     $              -       $       112,000       $       112,000
      Stockholder's contribution for equipment                    $              -       $             -       $         1,847




            The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                            6

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               September 30, 2003


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

The Company is in the development stage, as of September 30, 2003 and has not realized any significant revenues from planned operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation
--------------------

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all required adjustments, consisting of normal reoccurring accruals, have been made to the financial statements.


Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,634,313, which includes a net loss of $837,954 for the nine months ended September 30, 2003, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. The Company received a deposit for product development during the second half of 2002 and management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During the quarter the company entered into a Promissory Note between the Company and Leo Kapakos and Betty Kapakos, in the principal amount of $100,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,466.53, 53 commencing September 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 pershare. These warrants are fully exercisable for up to three years from the dates of issuance. See Note 6.

The Company is renegotiating the $1,025,000 of outstanding notes payable and accrued interest which will be extended for at least two years at similar rates and terms. The new agreement will be finalized during November 2003.

Interest of $2,875 was accrued and expensed during the quarter ended September 30, 2003.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 5 - COMMON STOCK

During the quarter ended September 30, 2003, the Company received an additional $80,000 from the private sale of 400,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.

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

For subsequent issuances of common stock, see Note 8.


NOTE 6 - STOCK OPTIONS AND WARRANTS

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for 2003: risk-free interest rate of 4%, volatility ranging from 89% to 91%, and terms of one to three years.

Warrants
--------

During the quarter ended September 30, 2003, the Company received an additional $50,000 from the private sale of 250,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year. The warrants were valued at $9,055.

Also a Warrant Agreement between the Company and Leo Kapakos and Betty Kapakos dated July 22, 2003, was approved by the Board of Directors minutes signed September 21, 2003. Leo Kapakos and Betty Kapakos received warrants to purchase 300,000 shares of common stock, exercisable at $0.20 per share, expiring on July 22, 2005. The value of the warrants issued was $0.14 pershare, or $42,000, and is included in operating expense in the financial statements. See Note 4.

In February 2003, the exercise price of 1,320,000 warrants was adjusted from $0.50 to $0.15. All of these warrants were subsequently exercised, resulting in the issuance of 1,320,000 shares of common stock for $198,000. In addition, the Company issued 1,320,000 warrants to these investors, of which 600,000 have an exercise price of $0.65, and 720,000 have an exercise price of $0.75. These warrants expire on February 14, 2005.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Merger Agreement with Thermoplastic Composite Designs, Inc.
-----------------------------------------------------------

The Company and Thermoplastic Composite Designs, Inc. ("TCD") entered into a merger agreement dated March 30, 2001 and amended September 28, 2003, which provides, as amended, that TCD will merge with Envirokare's wholly-owned subsidiary, Envirokare Composite Corp., upon certain specific terms and conditions. This merger, if consummated, will require the Company to issue 3,000,000 shares of common stock in exchange for all of the outstanding stock of TCD, if the Company's common stock trades in a nationally recognized securities market, such as the NYSE, NASDAQ (or OTCBB), or AMEX at a minimum five dollars ($5.00) to the extent that this shall occur prior to March 1, 2005. In the event that the shares do not attain that price prior to that date, the Company has to option to close this merger by giving notice within 10 days after March 1, 2005 and close upon payment of $15,000,000. The purchase price shall include
3,000,000 shares of the Company's common stock plus stock and/or cash, if necessary, to equal the purchase price, at the Company's option. Any payment of cash in connection with the transaction purchase price shall not exceed $7,500,000. The Company has the sole authority to determine the amounts of additional stock or cash that would be paid.

Agreement with Schaefer Systems International, Inc.
---------------------------------------------------

On March 28, 2003, the Company entered into a product development and purchase agreement with Schaefer Systems International, Inc., (hereinafter "SSI") replacing a earlier agreement dated August 6, 2002. Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI, the Company will design and develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary product. The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after development completion. SSI continued its right to order additional development for an additional payment of $300,000 and 20% within 30 days after development completion. SSI continued its right to order additional development for an additional payment of $300,000. This agreement provides for 26 weeks from the effective date within which to complete successful development or for the initial payment to be returned.

The initial payment, in the amount of $61,215, was made by SSI to the Company to facilitate development of the part. The Company currently recognizes the value of the initial payment made by SSI to the Company as a deposit for product development.

The Company has delivered part of the first run of development parts. The initial period of the development contract has expired.

Consulting Agreement
--------------------

See subsequent events, Note 8.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements
---------------

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total payments for the quarters ended September 30, 2003 and 2002 were $8,515 and $2,595, respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $3,023 per month, with additional charges for common area of $1,472. This amount totals $4,495. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space was being subleased with the sublessee reimbursing the Company $3,000. Total payments for quarter ended September 30, 2003 and 2002 were $13,399 and $0, respectively.

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


NOTE 8 - SUBSEQUENT EVENT

Consulting and Employment Agreements
------------------------------------

On October 1, 2003, the Company entered into a three year Agreement with Dr. John W. Verbicky Jr. for his services as President and Chief Executive Officer. The Company agreed to compensate Dr. Verbicky $140,000 for the first year of which $70,000 will be deferred until the end of the contract; $175,000 for the second year of which $85,000 will be deferred until the end of the contract and $200,000 (or industry standard whichever is higher) for the third year of the contract. The Company issued to Dr. Verbicky warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share until September 24, 2013, a portion of which are subject to forfeiture in the event that Dr. Verbicky leaves the Company prior to the expiration of his contract.

On October 1, 2003, the Company entered into a three year Agreement with Mr. George Kazantzis for his services as Chief Operating Officer. The Company agreed to compensate Mr. Kazantzis $110,000 for the first year of service, of which $50,000 will be deferred until the end of the contract; $140,000 for the second year of which $60,000 will be deferred until the end of the contract and160,000 (or industry standard whichever is higher) for the third year of the contract. The Company issued to Mr. Kazantzis warrants to purchase 1,200,000 shares of the Company's common stock at a price of $0.23 per share until September 24, 2013, a portion of which are subject to forfeiture in the event that Mr. Kazantzis leaves the Company prior to the expiration of his contract.

On October 1, 2003, the Company entered into a three year Agreement with Mr. Erwin Pruefer for his services as Director of Operations. The Company agreed to compensate Mr. Pruefer $96,000 for the first year of which $36,000 will be deferred until the end of the contract; $100,000 for the second year of which $30,000 will be deferred until the end of the contract and 120,000 (or industry standard whichever is higher) for the third year of the contract. The Company issued to Mr. Pruefer warrants to purchase 500,000 shares of the Company's common stock at a price of $0.23 per share until September 24, 2013, a portion of which are subject to forfeiture in the event that Mr. Pruefer leaves the Company prior to the expiration of his contract.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 7 - SUBSEQUENT EVENT (continued)


Election and Resignation of Board of Directors
----------------------------------------------

On October 10, 2003, Dr. Nicholas Pappas was elected Executive Chairman of the Board of Directors of the Company. Dr. Pappas was issued as of October 1, 2003, warrants to purchase 1,200,000 shares of the Company's common stock at $0.23 per share until October 1, 2013. Half of the warrants are exercisable immediately and the other half exercisable after one year. A portion of these warrants are subject to forfeiture in the event that Dr. Pappas does not stand for reelection during the first two years after the date of issue.

On October 10, 2003, Dr. E. Gary Cook was elected as a Member of the Board of Directors of the Company. Dr. Cook was issued as of October 1, 2003, warrants to purchase 400,000 shares of the Company's common stock at $0.23 per share until October 1, 2013. Half of the warrants are exercisable immediately and the other half exercisable after one year. A portion of these warrants are subject to forfeiture in the event that Dr. Cook does not stand for reelection during the first two years after the date of issue.

On October 10, 2003, Mr. Leo Kapakos resigned from the Company's Board of Directors. He was issued as of October 1, 2003 warrants to purchase 200,000 shares of the Company's common stock at a price of $0.23 per share until October 1, 2013.

As of October 1, 2003, Jonathan Edelstein, a Member of the Company's Board of Directors has been issued warrants to purchase 400,000 shares of the Company's common stock at a price of $0.23 per share until October 1, 2013.

Subsequent to the end of the quarter, the company received an additional $125,000 from the private sale of 625,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each one purchased, exercisable at $0.40 per share for a period of one year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Envirokare Tech, Inc. is in the business of commercializing a unique patentable and economically attractive process for producing large parts from thermoplastic polymer plus reinforcing fiber such as glass, kevlar, carbon, etc. The products of this process are unique in that they contain long length fiber which impart high modulus typical of high performance composites, have complex shapes and multifunctionality and are formed in low cost, low-pressure molds.

Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. Management believes that the Thermo Plastic Flowforming (TPF) Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs. The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding, including significantly, cost savings realized in the reduced labor required to create larger parts made using the TPF Process. The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF Process. Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

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

The Company has acquired this technology through License and Merger Agreements with Thermo Plastic Composite Designs, Inc. On March 30, 2001, and amended September 29, 2003, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF Process. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of applications including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for use in agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The Company paid TCD a one time license fee of $525,000 under the agreement. To complete this acquisition, the Company entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, Envirokare has the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such closing and payment would be no later than March 20, 2005.

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

The Company has entered into an preliminary agreement with a company in Thailand for exploitation of the Company's technology for that country. This agreement provides for the manufacture and distribution of TPF products and includes the rights to market, develop and manufacture applications using the Company's technology in that country in exchange for a payment $350,000 paid at the signing of the final agreement. An administrative fee of $5,000 has been paid into escrow by the licensee but no closing date has yet been scheduled. An additional $2,000,000 is to be paid not later than December 31, 2004. The Company is to receive ongoing royalty payments in the amount of $0.18 per kg of throughput processed by the producers under these agreements. There is no assurance that this transaction will close, that the initial fees will be paid pursuant to this agreement, or if closed, that the producers will enter into production generating ongoing royalties

The Company expects additional results from a broad range of continuing marketing and sales activities. As well, the Company expects to close its merger with TCD during year 2005 and with it acquire additional marketing and sales opportunities.

Expected  Purchase of Plant and Significant  Equipment
and Expected  Significant Changes in Number of Employees
--------------------------------------------------------

September 28, 2003, the Company Amended its Merger Agreement with TCD which provides for the combination of TCD with the Company's wholly owned subsidiary ECC. The Amendment provided for the extension of the closing and payment date to March 10, 2005. When closed, this transaction will bring into the Company an existing TPF production facility including equipment and leased premises. The size of this facility is limited and is used primarily for product development and small production runs. The Company has continued preliminary development work toward the end of creating a full scale production facility for manufacture of Company and third party products, however, no specific site has yet been contracted for. The Company continues to consider the option of assisting a prospective third party licensees in the construction of a manufacturing facility in exchange for access to such a facility but no decision has been made. There is no assurance that funds will be available for the development of such a facility or that a third party licensee can be located for the alternative. During the balance of the fiscal year, the Company expects to add one to three people to its existing staff. As well, the Company will add personnel required for the operation of the existing TCD facility upon the completion of the merger with that company. The schedule for any new production facility will dictate the addition of any personnel associated with that facility.

Liquidity
----------

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


ITEM 2. CHANGES IN SECURITIES

     During the quarter, the company received an additional $80,000 from the private sale of 400,000 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each on purchased, exercisable at $0.40 per share for a period of one year.

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


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

Exhibit
Number    Description of Document
-------   --------------------
3.1       Company's Articles of Incorporation, as amended
            October 12, 1999................................................(1)
3.2       Company's By-laws as amended and restated December 11, 2000.......(2)
10.1      Merger Agreement  by and among the Company, Electroship
            Acquisition Corp., Electroship (N.Y.) Inc., Electroship
            Partners, John Gremmo, John A. Notarianni, Leo J. Mangan,
            Raymond Anthony Joao and Richard Reichler, dated as
            of December 1, 2000.............................................(3)
10.2      Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use
            License Agreement between Electroship Partners and
            Electroship (N.Y.) Inc. dated as of September 30, 2000..........(3)
10.3      License Agreement between Envirokare Composite Corp. and
            Thermoplastic Composite Designs, Inc., dated March 30, 2001.....(2)
10.4      Merger Agreement by and among  the Company, Envirokare
            Composite Corp., Thermoplastic Composite Design, Inc.,
            Dale Polk, Sr. and Dale Polk, Jr., Dated March 30, 2001.........(2)
10.5      Letter Agreement between the Company and Charles H. Stein, dated May 8, 2001...............................................(4)
10.6      Agreement and General Release between the Company and
            Charles H. Stein, Dated November 27, 2001.......................(5)
10.7      New Age Shelters Letter Agreement, dated October 1, 2002..........(6)
10.8      Agreement with Schaefer Systems International, Inc,
            dated March 28, 2003............................................(6)
10.9      New Age Shelters Letter Agreement, dated March 20, 2002...........(7)
10.10     Promissory Note between the Company and Leo and Betty Kapakos.....(8)
10.11     Warrant Agreement between the Company and Leo and Betty Kapakos...(8)


--------------------------
(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Commission on April 14, 2002, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference.


       b)  Reports on Form 8-K


     The Company filed a Report on 8-K on August 27, 2003 concerning the placement of shares into a blind trust by a major shareholder and Chairman of the Board of Directors, Steve Pappas.

     On September 18, 2003, the Company filed a Report on Form 8-K the filing of Non-Provisional Patent Application entitled "Apparatus and Method for Facilitating Shipping Commerce" claiming priority to provisional patent application serial number 60/409,144.

     A Report on Form 8-K was filed by the Company on September 26, 2003 disclosing the terms of a $100,000 loan from Leo Kapakos, Director, to the Company

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, On November 19, 2003.

                                       ENVIROKARE TECH INC.


                                       By:  /s/  John W. Verbicky, Jr.
                                          -----------------------
                                            Name:  John W. Verbicky, Jr.
                                           Title:  President, CEO