Form 10QSB/A
period 2003-09-30
ENVIROKARE TECH INC
filed 2003-11-20
CIK 1065677

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

         Item 5     Other Information.........................................17

         Item 6.    Exhibits and Reports on Form 8-K..........................18


SIGNATURES....................................................................19

             CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB/A which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

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


                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                Period from
                                                                     Nine Months          Nine Months           June 15,1998
                                                                        Ended                Ended             (Inception) to
                                                                    September 30,         September 30,         September 30,
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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,634,312, which includes a net loss of $837,955 for the nine months ended September 30, 2003, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. The Company received a deposit for product development during the second half of 2002 and management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During the quarter the company entered into a Promissory Note between the Company and Leo Kapakos and Betty Kapakos, in the principal amount of $100,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,466.53, commencing September 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance. See Note 6.

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

Also a Warrant Agreement between the Company and Leo Kapakos and Betty Kapakos dated July 22, 2003, was approved by the Board of Directors minutes signed September 21, 2003. Leo Kapakos and Betty Kapakos received warrants to purchase 300,000 shares of common stock, exercisable at $0.20 per share, expiring on July 22, 2005. The value of the warrants issued was $0.14 per share, or $42,000, and is included in operating expense in the financial statements. See Note 4.

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

In addition to the second-generation Pallet discussed above, the Company is also evaluating pallets and other material handling devices incorporating wireless tracking capabilities, based on technology acquired in the Company's 2000 acquisition of Electroship (N.Y.) Inc. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable in multiple markets. Company plans for additional development of this wireless tracking technology are scheduled for late 2004.

Product Development - New Age Shelters: The Company and New Age Shelters Ltd. ("New Age") entered into a non-binding letter of agreement, dated March 20, 2003 replacing an earlier agreement dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into EnviroDome LLC ("Envirodome"), a wholly-owned subsidiary of the Company. New Age is a building systems manufacturing company. This transaction was cancelled during the previous quarter, an action the Company believes to be in the best interests of both the Company and New Age Shelters Ltd.

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

Liquidity
----------

The Company has budgeted expenditures of $720,000 for the 12 months ending March 31, 2004. During the fiscal quarter ended September 30, 2003, the Company raised $50,000 from the private placement of the Company's Common shares and had cash remaining at the end of the quarter of $16,008.



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

     A Report on Form 8-K was filed by the Company on September 26, 2003 disclosing the terms of a $100,000 loan from Leo Kapakos, Director, to the Company

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, On November 20, 2003.

                                       ENVIROKARE TECH INC.


                                       By:  /s/  John W. Verbicky, Jr.
                                          -----------------------
                                            Name:  John W. Verbicky, Jr.
                                           Title:  President, CEO