Form 10KSB
period 2003-12-31
ENVIROKARE TECH INC
filed 2004-04-14
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the fiscal year ended December 31, 2003 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from _____ to _____


Commission File Number:  000-26095


                               ENVIROKARE TECH INC
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                                 88-0412549
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


               5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (407) 856-8882


Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                               ($.001 par value)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: The issuer is a development stage company and has no revenues to report at this time.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 14, 2004 is $5,489,865.


  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ] NOT APPLICABLE

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 14, 2004 was 34,518,980.


                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [X]

                                TABLE OF CONTENTS

Part I                                                                      Page

  Item 1.      Description of Business........................................ 4
  Item 2.      Description of Property........................................10
  Item 3.      Legal Proceedings..............................................11
  Item 4.      Submission of Matters to a
                 Vote of Security Holders.....................................11


Part II

  Item 5.      Market for Common Equity and Related
                Stockholder Matters...........................................11
  Item 6.      Plan of Operation..............................................13
  Item 7.      Financial Statements...........................................18
  Item 8.      Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure............45

Part III

  Item 9.      Directors, Executive Officers, Promoters
                 and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act............................45
  Item 10.     Executive Compensation.........................................47
  Item 11.     Security Ownership of Certain Beneficial
                 Owners and Management........................................51
  Item 12.     Certain Relationships and Related Transactions.................52
  Item 13.     Exhibits and Reports on Form 8-K...............................54
  Item 14.     Controls & Procedures..........................................56

             CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Envirokare Tech Inc., ("ENVIROKARE") in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

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

ITEM 1.  DESCRIPTION OF BUSINESS


     (a) Business Development

     Envirokare Tech, Inc., ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998. The executive offices of the Company are located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822.

     On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that, subject to certain limitations, allows the Company to commercially exploit the TPF Process for itself and on behalf of Company licensees. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for industries which may include agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The Company paid TCD a one time license fee of $525,000 under the agreement. The Company entered into an Amendment ("Amendment") signed the 28th day of September, 2003, amending that certain License Agreement ("Agreement") entered into on the 30th day of March, 2001 between Thermoplastic Composite Designs, Inc., a Florida corporation ("Licensor"), having a business address of 7400 State Road, #46, Mims, Florida 32754, and Envirokare Composite Corp., a Delaware corporation, ("Licensee"). This Amendment provided for the extension of the term of the exclusive agreement to and including March 1, 2005

     Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004. The Company has entered into an Amendment ("Amendment") signed September 28, 2003 to that certain Merger Agreement dated March 30, 2001 ("Agreement"), by and among, Envirokare Tech, Inc., a Nevada corporation ("Parent"), and Envirokare Composite Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), on the one hand, and Thermoplastic Composite Designs, Inc., a Florida corporation ("TCD"), Dale Polk, Sr., an individual ("Polk Sr."), and Dale Polk, Jr., an individual ("Polk Jr." and, together with Polk Sr., the "Shareholders"), on the other hand. This Amendment provides for the extension of the term of the Merger Agreement to and including March 1, 2005. A provision was added which permits TCD to incur debt in an amount greater than originally provided, for the purposes of capital improvements. An additional provision was added which limited the debt Envirokare could carry forward at the time of closing except for debt related to capital expenditures.

     In November 1999, the Company engaged TCD to design and supply a system to manufacture a pallet (the "Pallet", or sometimes referred to herein as the "E Pallet") and other contemplated materials handling products and to assist in making Pallet design modifications to meet product specifications provided by the Company. The Company subsequently acquired licensing rights to the TPF Process in 2001

     On December 21, 2000, the Company, Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Envirokare ("EAC"), and Electroship (N.Y.) Inc., a New York corporation ("Electroship") consummated the merger of Electroship with and into EAC with EAC continuing as the surviving corporation (the "Merger"). The consideration received by Electroship Partners, the former shareholder of Electroship, in the Merger consisted of 2,500,000 shares of the common stock, par value $.001 per share of Envirokare. Electroship Partners has since dissolved and distributed its assets, including such shares, among its former partners. Electroship was engaged in the business of developing wireless tracking technology for the shipping industry.

     The Company is currently in the development stage and has not yet generated material operating revenues.

     (b) Business of the Issuer

     Envirokare's business is the exploitation of the proprietary Thermoplastic Flowforming TPF(TM) technology through manufacturing, marketing and sales of very large (10's to 100's of pounds) long-fiber-reinforced, thermoplastic products fabricated under its exclusive TPF(TM) technology license. The end-use products of this process are currently fabricated using other materials (wood, metal, concrete or reinforced thermoset resins - fiber-glass). They often require costly fabrication or assembly operations. In other cases, the products do not exist today and have become feasible only because of the revolutionary TPF(TM) process capabilities. Envirokare intends to replace or enhance the existing products with more cost-effective, durable and lighter-weight materials which can be converted at low cost into highly functional and lower cost products.

     The second area of focus for the company is the licensing of the proprietary TPF(TM) process technology to manufacturers, converters or in strategic alliances when the products to be made or markets to be served are best addressed by such a licensee. Licensing to manufacturers or converters will include up-front license fees plus royalty payments. Fees and royalties will vary with the scope of the license and any exclusivity provisions afforded the licensee. License fees will also vary with the scope of the license granted. The
Technology: The TPF(TM) process is a unique, patented and economically attractive process for producing very large (10-200lbs and greater 10 square feet) or very high volumes of medium sized parts from thermoplastic polymers blended with long (.5" to 3") reinforcing fibers such as glass, carbon, Kevlar and others. The products produced by this process are unique in that they contain long fiber strands, which impart high modulus and strength typical of high-performance reinforced plastics. These TPF(TM) products also possess the unique feature of having uniform mechanical properties in three dimensions. The TPF(TM) process can produce complex shapes with multiple functionality (features) molded in low-cost, low-pressure (less than 100 psi) molds (i.e. aluminum or ceramic).

     The heart of the technology involves a simple but elegant delivery system, which distributes the molten polymer and fiber mixture in a near-net-shape of the final molded article. As a result, the final molding step requires minimal movement of the molten reinforced polymer and requires exceptionally low pressure to complete the consolidation and surface finishing of the part. The benefits of this near-net-shape lay down of the molten polymer are low fiber breakage and random fiber orientation (anisotropic), providing maximum uniform strength in the final part. Lower capital costs in terms of the press tonnage required and low mold costs are additional benefits of TPF(TM). The lower mold costs make possible the manufacture of low volume part runs resulting from the lower amortization costs of the mold. This translates into enhanced performance and lower cost for the products and higher value for the end-user. The TPF(TM) process is robust in terms of the volumes and the variety of resins, fibers, fillers, pigments, stabilizers and coupling agents, which can be efficiently processed. Resin throughputs for the process are variably designed based on application and range into the 1000s of pounds per hour. Insert molding of reinforcing members, fasteners or attachments is also exceptionally simple in the TPF(TM) process. Consumer quality aesthetic finishes can be produced using the unique TPF(TM) process technology.

     The process readily uses recycled thermoplastic materials, in part or in whole, to generate the lowest possible materials cost in producing high performance products at the lowest possible cost. The TPF(TM) process enables resin manufacturers and product manufacturers to cost-effectively address market applications for large parts that have, here-to-for been difficult if not impossible to serve with long-fiber-reinforced thermoplastic materials.

     The finished products are generally recyclable after they have completed their useful life.

     TPF(TM) Defined Applications: Identified markets for the TPF(TM) process and long-glass-fiber reinforced thermoplastic resins include aerospace, communications, construction, housing, marine, material handling, medical, military and transportation. Identified and developing applications include, fieldable housing, door skins, piping, utility boxes, beams, marine decking, power pole cross-arms, pallets, medical backboards, radomes and flooring panels among others. Some applications have already been commercialized by TCD including fieldable shelters and stretchers. Still other applications have had TPF(TM) products tested and qualified such as the E-pallet and the automotive pallet. Numerous other applications are in the conceptual and design stages and appear highly attractive in terms of volume, pricing and feasibility.

     The company has been exploring applications development in a variety of industries including Construction, Marine, Material Handling, Electrical and Communications.

     The company has current requests and inquiries to supply quantities of several different pallet products and beams. The combined requests for pallet products, in the first year, from materials handling industry participants, exceeds 7 million pounds of production. This volume alone would consume the start-up capacity of the initial Envirokare production line in the first full year of operation. These applications are forecasted to grow to more than 18 million pounds of demand in the second year of operation. In addition, there are several application development activities that could generate additional volume demand in the second and third year of operation totaling more than 50 million pounds.

     Management believes that the recyclability of thermoplastic parts produced by TPF(TM) will become a significant factor in market attractiveness, especially in Europe where recycling is already mandated and promotes the recyclability of Envirokare products back into the same or other products, as a financial as well as an environmental advantage.

     TCD is currently manufacturing products for military and aerospace applications. Revenues are approximately $2 million per year. The average per pound selling price of its current products is in excess of $2.00 per pound using polypropylene and glass compositions. TCD expects its revenues to increase to between $3 to $4 million annually over the next 12 to 18 months. This represents gross margins in excess of 50% based on material and conversion costs.

     In the more competitive materials handling market, Envirokare has been working closely with a leader in the materials handling industry to develop a plastic pallet application which in the worst case represents an average selling price of $1.05 - $1.14 per pound based a polypropylene and long glass fiber at a production cost of approximately $0.78 per pound. The anticipated demand for pallet applications is estimated to exceed 5 million pounds per year based on current market usage. This represents an opportunity for gross margins between 26-32% in one of the most competitive industries examined to date. This sets a range of average selling prices for products produced by the TPF(TM) process between $1.05 and $2.00+ per pound.

     Additionally, Azdel (a GE Plastics & PPG joint venture) sells over 75 million pounds per year of Azdel; a polypropylene/glass mat which is oven heated and high-pressure compression molded. The material cost for the mat alone is in excess of $1.00 per pound before conversion. This translates to a market end-user average selling price, after conversion, of between $1.30 and $1.50 per pound. Clearly this represents and opportunity for conversion to TPF(TM) where material costs are projected at $0.55 and processing costs at less than $0.30.

     These are estimates made by the management of the company and there is no assurance that the Company will be able to penetrate these markets to the degree which it estimates nor is there assurance that product can be manufactured and sold at the prices referred to above. The only production to date has been limited production by the Company's Licensor, Thermoplastic Composite Designs, Inc.

Products; Product Development
-----------------------------

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

     In addition to the second-generation Pallet discussed above, the Company is also developing a Pallet incorporating wireless tracking capabilities, based on technology acquired in the Company's 2000 merger with Electroship (N.Y.) Inc., which is discussed under "-- Development and Business of the Company," above. Design work commenced on initial wireless Pallet prototypes during the first quarter of 2001. The Company believes that initial Pallet designs that incorporate wireless tracking capabilities will prove marketable to many prospective customers. Company plans for additional development of this wireless Pallet technology are scheduled for late 2003.

     The Beam
     --------

     The Company has also developed a mold for a first generation Beam anticipated to have commercial application in the housing construction and marine industries. A prototype Beam mold was built for the Company by TCD during the first half of 2002, at a cost of $16,000. The Beam is designed to carry specific weights, or loads, and to act as an interconnector for structural components within various designed systems such as docks and modular structures. The Company is presently conducting tests on the Beam mold to ascertain more precise engineering specifications. Management expects the Beam to become a key component of, among other applications, docks and modular structures, with commercialization of the Beam targeted for 2004. The Company is presently conducting discussions with certain manufacturers that have expressed interest in incorporating the Beam into their various modular structure designs.

Schaefer Systems International, Inc. Components
-----------------------------------------------

     The Company is presently engaged in developing proprietary parts for SSI - see "Product Development and Purchase Agreement with Schaefer Systems
International, Inc.", above. The Company is in the process of having molds manufactured, which will produce part prototypes for SSI. Prototype molds were delivered during April 2003, and testing of prototype parts is being conducted. Field trials and related approvals during Fiscal Year 2004.

Raw Materials
-------------

     In the event that the Company develops its own manufacturing facilities, these facilities will utilize significant amounts of plastic, differing in grade and price per pound. There are numerous recycled plastic suppliers in the United States including, K.W. Plastics and Image Products. The TPF manufacturing process is flexible and allows for the inclusion of plastics of varying grades. As such, access to raw material required for production of various products that utilize the TPF process in their manufacture is not anticipated to be more than a short term supply issue. The Company's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of TPF designed and produced products manufactured using virgin or recycled plastics.

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

Competition
-----------

     The Company currently faces significant competition with respect products it develops, including the Pallet, and this competition may increase as new competitors enter the market. The Company's growth strategy is substantially dependent upon its ability to develop, market and distribute its products successfully, and on the ability of its product development customers to successfully market and distribute TPF products developed on their behalf. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and, in contrast with the Company, have the advantage of marketing existing established products with existing production and distribution facilities. There can be no assurance that the Company will be able to successfully develop and market and distribute products on acceptable terms, or at all. Failure of the Company to develop and market its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Compliance with Environmental Laws; Other Regulatory Compliance
---------------------------------------------------------------

     The Company has not been materially impacted by existing government environmental regulation, as the Company is not presently manufacturing any products. The Company recognizes, however, that products it develops and its business, in general, may be significantly impacted by constantly changing environmental laws and regulations, which may require that certain environmental standards be met and liabilities be imposed for the failure to comply with such standards. The Company believes that it is presently in compliance with all applicable federal, state and local environmental laws, rules and regulations. In the future, the Company may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of toxic materials and certain waste products. While the Company anticipates taking all necessary steps to comply with all applicable environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company. The Company's costs in complying with environmental laws to date have been negligible.

     As in the case with manufacturing companies in general, if damage to persons or the environment has been caused by the Company's use of hazardous solvents or by other hazardous substances located at the Company's facilities, the Company may be fined or held liable for the cost of remedying such damage. The levying of such fines or the imposition of liability may have a material adverse effect on the Company's business, financial condition and results of operations. Further, changes in environmental regulations in the future may require the Company to make significant capital expenditures to change methods of disposal of hazardous solvents or otherwise alter aspects of its operations. The Company cannot estimate the potential costs of complying with local, state, and federal environmental laws.

     The Company's management believes that no toxic or hazardous materials will be by-products of the manufacturing processes of products that utilize the TPF process in their manufacture. The TPF Process does not emit any VOCs, which are present in many thermoset composites. Accordingly, management of the Company believes that the Company will not have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations. However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

     In the event any domestic or foreign regulatory agency requires approval and testing of the products developed by the Company prior to their commercial exploitation, the Company cannot provide any assurance that testing procedures will be successfully completed or, if completed, such tests will demonstrate that the products meet the required guidelines. There can also be no assurance that any required governmental approvals will be obtained. Accordingly, there can be no assurance that the Company will be able to market developed products in the United States or in any foreign country. Any failure by the Company or its collaborators or licensees to obtain any required regulatory approvals or licenses would adversely affect the ability of the Company to market its products and would have a significant adverse affect on the Company's revenues.

Employees
---------
     The Company currently has two employees. The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations. The Company currently retains three consultants in the areas of marketing and administration. Contracts are entered into as required with respect to consultants who provide engineering and technical support for Company products in development.

Patents
-------
     The Company has been assigned the rights to an invention for a Composite Pallet design. Composite Pallet components include recycled plastics. A patent application was filed on March 15, 2000 with the USPTO. The Company was assigned the patent rights to the invention and this application (and any related rights) during the second quarter of 2000. The application was abandoned during February 2002; the USPTO asserted patentability was barred by prior art pallet designs. The Company is evaluating its patent filing options, which include refiling a new, more comprehensive patent application that would include both product design and product manufacturing and processing specifics and more clearly distinguish prior art.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases corporate office space located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822. The leased premises consists of 1600 square feet and is insured under public liability insurance. The Company entered into a 36-month lease whose term began September 16, 2002, at an initial monthly rental of $2,595. The Company's total lease payments for its Orlando office space for the fiscal year ended December 31, 2003 was $34,047. The Company's total lease payments for the fiscal years ending December 31, 2001 and 2002 was $0 and $9,863, respectively.

     During the first quarter of 2001, the Company leased office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431. The Company anticipated relocating its executive offices to the Boca Raton, FL office during 2001, but plans changed resulting in the Company seeking a subleasee to assume the lease and office space at the Boca Raton location. Currently the Company has a sublease in place and is responsible for $1,764 monthly. The Company's total lease payments for its Boca Raton office space for the fiscal year ended December 31, 2001 and 2002 were $33,375 and $13,000, respectively. The Company's total lease payments for the fiscal year ending December 31, 2003 was $24,692. This lease expires on January 31, 2006.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada under which the Company was served in May 2000. Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998. The amount claimed is approximately $69,600 including interest. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability and to advance a set-off and counterclaim. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company. During the fiscal year ended December 31, 2003, no further action was taken with respect to this matter, by either the Company or Mr. Morel.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders by the Company during the Fiscal Year


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc.

Quarter Ending:
                                                            Closing
                                                            -------
                                                     High               Low
                                                     -----             -----
March 31, 2002                                       $0.18             $0.10
June 30, 2002                                        $0.15             $0.08
September 30, 2002                                   $0.32             $0.09
December 31, 2002                                    $0.31             $0.17
March 31, 2003                                       $0.25             $0.16
June 30, 2003                                        $0.31             $0.18
September 30, 2003                                   $0.30             $0.20
December 31, 2003                                    $0.29             $0.21



     These bid prices were  obtained from OTCBB and do not  necessarily  reflect
actual   transactions,   retail   mark-ups,   mark-downs  or  commissions.   The
transactions include inter-dealer transactions.

     There have been no cash dividends declared on the Company's common stock in the last two fiscal years. Dividends are declared at the sole discretion of the Company's Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

Equity Compensation             Shares Issuable       Weighted
Plans Approved by              Upon Exercise of       Average         Available
Shareholders                  Outstanding Options  Exercise Price   for Issuance
-------------------           -------------------  --------------   ------------
1999 Equity Incentive Plan           700,000                          3,300,000
Total                                700,000                          3,300,000

Unregistered Sales of Securities during the Last Three Fiscal Years
-------------------------------------------------------------------
     There have been no sales of unregistered securities within the last three fiscal years which would be required to be disclosed pursuant to Item 701 of Regulation S-B and not previously reported, except for the following:

     During the year ended December 31, 2003, the Company received $323,250 from the private sale of 1,616,250 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year. See Note 9

     In January 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices to $0.15 per share if exercised on or before February 14, 2003. This offer resulted in the Company raising $198,000 in cash and issuing 1,320,000 shares of common stock. Participants were issued replacement warrants, exercisable over a two year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Exercise prices for the new warrants are $0.75 per share (as to warrants issued in a 2001 equity private placement) and $0.65 per share (as to warrants issued in a 2002 equity private placement). See Note 9.

     During the second two quarters of 2002, the Company sold 2,000,000 "units" for aggregate cash consideration of $300,000. The units, which consisted of 2,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.15 per unit. Each warrant is exercisable at $0.50 per share for two years from the dates of issuance. See Note 9

     During the first two quarters of 2002, the Company sold 3,000,000 "units" for aggregate cash consideration of $300,000. The units, which consisted of 3,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.10 per unit. Each warrant is exercisable at $0.25 per share for two years from the dates of issuance. See Note 9

     During the first quarter of 2002, the Company issued 700,000 shares of its common stock, with an aggregate value of $112,000, as payment for services provided by consultants.

     During June 2001, 1,000,000 units of the Company, consisting of 1,000,000 shares of common stock with one warrant attached to each common share, were issued at $0.20 per unit. Each warrant is exercisable at $0.50 per share until June 30, 2003. See Note 9

     On December 1, 2000, Electroship Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired Electroship (N.Y.) Inc. in exchange for 2,500,000 common stock shares of Envirokare. These shares were valued at $0.77 per share, which was fair market value on the date of the acquisition agreement. See Note 3. Electroship Acquisition Corporation acquired the intellectual property previously held by Electroship (N.Y.) Inc., whose predecessor organization was a partnership created to hold the intellectual property rights. Neither Electroship (N.Y.) Inc. nor its predecessor partnership were considered operating entities. Neither entity had material transactions during 2000.

     During December 2000, 100,000 stock options were exercised at $0.575 per common stock share. These stock options were granted under the Envirokare Tech, Inc. 1999 Stock Option Plan. See Note 9

     During September 2000, 200,000 shares of common stock were issued at $0.50 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming for TPF(TM).

     Technology: The TPF Process is a proprietary process developed by Thermo Composite Designs, Inc., that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products. TPF Process patents are pending.

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

     The Company is acquiring this technology through License and Merger Agreements with Thermo Composite Designs, Inc. On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF Process. The agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of applications including the Company's proprietary Pallet, manufactured through the joint efforts of the Company and TCD, or the Company's sublicensees, for use in agriculture, aerospace, automotive, construction, marine, medical, military, transportation and waste management. The Company paid TCD a one time license fee of $525,000 under the agreement. The Company entered into an Amendment ("Amendment") signed the 28th day of September, 2003, amending that certain License Agreement ("Agreement") entered into on the 30th day of March, 2001 between Thermoplastic Composite Designs, Inc., a Florida corporation ("Licensor"), having a business address of 7400 State Road, #46, Mims, Florida 32754, and Envirokare Composite Corp., a Delaware corporation, ("Licensee"). This amendment provided for the extension of the term of the exclusive agreement to and including March 1, 2005

     To complete this acquisition, the Company entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, Envirokare has the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004. The Company has entered into an Amendment ("Amendment") signed September 28, 2003 to that certain Merger Agreement dated March 30, 2001 ("Agreement"), by and among, Envirokare Tech, Inc., a Nevada corporation ("Parent"), and Envirokare Composite Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), on the one hand, and Thermoplastic Composite Designs, Inc., a Florida corporation ("TCD"), Dale Polk, Sr., an individual ("Polk Sr."), and Dale Polk, Jr., an individual ("Polk Jr." and, together with Polk Sr., the "Shareholders"), on the other hand. This Amendment provides for the extension of the term of the Merger Agreement to and including March 1, 2005. A provision was added which permits TCD to incur debt in an amount greater than originally provided, for the purposes of capital improvements. An additional provision was added which limited the debt Envirokare could carry forward at the time of closing except for debt related to capital expenditures.

Product Research, Development and Testing
-----------------------------------------

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

The study findings included the following:

a. The Pallet could safely support a 2,800 pound, uniformly distributed load in warehouse storage racks as well as on conveyors;
b. The Pallet was found to be highly resistant to damage caused by rough handling, based on the drop test protocol carried out, which involved dropping empty Pallets from various heights after the Pallets were chilled to a temperature of -13 degrees Fahrenheit; and
c. Because the Pallet's performance was found to significantly exceed requirements for a 2,800-pound uniform load standard, the study recommended that the Company consider reducing the Pallet's glass loading (i.e. the percentage of glass fiber used in the composite), or refining its design, to further reduce Pallet weight and cost.

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

     Product Development - Beam: The Company has initiated a product development for a structural beam having application in the housing and marine industries. A prototype mold was built by TCD for the company in 2002 at a cost of $16,000. The Beam is designed to carry specific weights or loads and to act as an interconnector for structural components for modular structures an docks. The Company expects to begin commercialization of the Beam during 2004.

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

     Product Marketing and Market Exploitation:

     The Company's plan for the marketing and exploitation of its technologies over the next twelve (12) months includes:

     a. direct development and manufacturing of products for materials handling (pallets), construction (beams), housing, marine and other commercial and consumer applications.
     b. 3rd party licensing of TPF(TM)Technology for specific applications and products as well as for specific geographic areas.
     c. product development for 3rd parties applications and licensed manufacturing.

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

Expected Purchase of Plant and Significant Equipment and
Expected Significant Changes in Number of Employees
--------------------------------------------------------

     During the second quarter of 2005, the Company expects to close it Merger Agreement with TCD combining that company with its wholly owned subsidiary ECC. This will bring into the Company an existing TPF(TM) production facility including equipment and leased premises. The size of this facility is limited and is used primarily for product development and small production runs. The Company has continued preliminary development work toward the end of creating a full scale production facility for manufacture of Company and third party products, however, no specific site has yet been contracted for. The Company continues to consider the option of assisting a prospective third party licensee in the construction of a manufacturing facility in exchange for access to such a facility but no decisions has been made. There is no assurance that funds will be available for the development of such a facility or that a third party licensee can be located for the alternative.

     During the balance of the fiscal year, the Company expects to add one to three people to its existing staff. As well, the Company will add personnel required for the operation of the existing TCD facility upon the completion of the merger with that company. The schedule for any new production facility will dictate the addition of any personnel associated with that facility.

Liquidity
---------

     The Company has budgeted expenditures of $720,000 for the 12 months ending September 30, 2003. During the fiscal year ended December 31, 2003, the Company raised $551,128 from the private placement of the Company's Common shares and had cash remaining at the end of the year of $65,810. The Company expects to raise any additional funds required through private placement of additional shares. Although management believes these sources to be sufficient, there is no assurance that the Company will be successful in raising additional capital to fund operations.

Item 7.           Financial Statements


                              ENVIROKARE TECH, INC.
                        Consolidated Financial Statements
                                December 31, 2003
















                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                              Envirokare Tech, Inc.

                                TABLE OF CONTENTS


                                                                      Page

INDEPENDENT AUDITOR'S REPORT                                            20

FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                      21

       Consolidated Statements of Operations                            22

       Consolidated Statement of Stockholders' Equity                   23

       Consolidated Statements of Cash Flows                            25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              26

Board of Directors
Envirokare Tech, Inc.
Orlando, Florida


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a development stage company and a Nevada corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2003 and 2002, and the results of its operations, stockholders equity and its cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 6, 2004

                                                       ENVIROKARE TECH, INC.
                                                  (A Development Stage Company)
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,          December 31,
                                                                                       2003                  2002
                                                                                  ---------------       ---------------
       ASSETS
       ------
       CURRENT ASSETS
           Cash                                                                 $         65,809      $          9,506
           Deposits and retainers                                                         22,466                53,942
           Prepaid expenses                                                                5,916                     -
           Work-in-Process inventory                                                      43,216                     -
                                                                                  ---------------       ---------------
               TOTAL CURRENT ASSETS                                                      137,407                63,448
                                                                                  ---------------       ---------------
       PROPERTY AND EQUIPMENT
           Furniture and fixtures                                                          7,129                 8,144
           Office equipment                                                               18,167                 9,009
           Molds                                                                         170,912                59,000
               Less accumulated depreciation                                              (8,050)               (6,884)
                                                                                  ---------------       ---------------
               TOTAL PROPERTY AND EQUIPMENT                                              188,158                69,269
                                                                                  ---------------       ---------------
       OTHER ASSETS
           Deposits and retainers                                                              -                 8,412
           License agreement                                                             525,000               525,000
           Patent acquisition costs and technology rights                              1,958,939             1,958,939
                                                                                  ---------------       ---------------
               TOTAL OTHER ASSETS                                                      2,483,939             2,492,351
                                                                                  ---------------       ---------------

           TOTAL ASSETS                                                         $      2,809,504      $      2,625,068
                                                                                  ===============       ===============
       LIABILITIES & STOCKHOLDERS' EQUITY
       ----------------------------------
       CURRENT LIABILITIES
           Accounts payable                                                     $        327,285      $        114,145
           Accounts payable - related party                                               47,085                     -
           Customer deposit                                                               61,215                61,215
           Notes payable                                                                  77,790                61,965
           Accrued interest                                                               31,578                25,337
           Accrued interest to stockholders                                               16,258               183,802
           Equipment lease payable, current portion                                        3,144                     -
           Notes payable to stockholders, current portion                                 86,320             1,025,000
                                                                                  ---------------       ---------------
               TOTAL CURRENT LIABILITIES                                                 650,675             1,471,464
                                                                                  ---------------       ---------------
          LONG-TERM LIABILITIES
           Equipment lease payable, net of current portion                                 5,196                     -
           Notes payable to stockholders, net of current portion                       1,584,566                     -
                                                                                  ---------------       ---------------
               TOTAL LONG-TERM LIABILITIES                                             1,589,762                     -
                                                                                  ---------------       ---------------
          COMMITMENTS AND CONTINGENCIES                                                        -                     -
                                                                                  ---------------       ---------------
       STOCKHOLDERS' EQUITY
           Convertible preferred stock, 10,000,000 shares authorized,
               $0.001 par value; 0 shares issued and outstanding                               -                     -
           Common stock, 200,000,000 shares authorized,
               $0.001 par value; 32,992,394 and 30,056,144 shares
               issued and outstanding, respectively                                       32,992                30,056
           Additional paid-in capital                                                  5,060,660             4,273,090
           Stock options and warrants                                                    994,897               646,815
           Accumulated deficit during development stage                               (5,519,482)           (3,796,357)
                                                                                  ---------------       ---------------
           TOTAL STOCKHOLDERS' EQUITY                                                    569,067             1,153,604
                                                                                  ---------------       ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      2,809,504      $      2,625,068
                                                                                  ===============       ===============

                The accompanying notes are an integral part of these consolidated financial statements.


                                                        ENVIROKARE TECH, INC.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Period from
                                                                                                        June 15,1998
                                                     Year Ended                Year Ended              (Inception) to
                                                    December 31,              December 31,              December 31,
                                                        2003                      2002                      2003
                                               -----------------------   -----------------------   ------------------------

REVENUES                                       $               62,150    $                    -    $                62,150

COST OF GOODS SOLD                                            (17,500)                        -                    (17,500)
                                               -----------------------   -----------------------   ------------------------

      GROSS PROFIT                                             44,650                         -                     44,650
                                               -----------------------   -----------------------   ------------------------

EXPENSES
      Consulting fees - related parties                       269,651                   152,000                  1,064,106
      Other consulting fees                                         -                   305,773                  1,045,438
      Board of directors fees                                 367,689                         -                    367,689
      Financing costs                                         249,648                         -                    469,290
      Rent                                                          -                    32,851                     82,859
      General and administrative                              286,878                   157,356                    792,298
      Depreciation                                              4,128                     2,055                     11,012
      Professional fees                                       278,868                   176,169                    835,749
      Research and development                                 71,522                    46,005                    298,465
      Wages, salaries, and payroll taxes                       43,625                         -                    175,504
                                               -----------------------   -----------------------   ------------------------
           TOTAL EXPENSES                                   1,572,009                   872,208                  5,142,410
                                               -----------------------   -----------------------   ------------------------

LOSS FROM OPERATIONS                                       (1,527,359)                 (872,208)                (5,097,760)

OTHER EXPENSE
      Gain on sale of assets                                      577                         -                        577
      Interest expense                                       (196,343)                 (163,151)                  (422,299)
                                               -----------------------   -----------------------   ------------------------
           TOTAL OTHER EXPENSE                               (195,766)                 (163,151)                  (421,722)
                                               -----------------------   -----------------------   ------------------------
LOSS BEFORE INCOME TAXES                                   (1,723,125)               (1,035,359)                (5,519,482)

INCOME TAXES                                                        -                         -                          -
                                               -----------------------   -----------------------   ------------------------

NET LOSS                                     $             (1,723,125) $             (1,035,359) $              (5,519,482)
                                               =======================   =======================   ========================


      BASIC AND DILUTED NET LOSS
      PER COMMON SHARE                       $                  (0.05) $                  (0.04)
                                               =======================   =======================

      WEIGHTED AVERAGE NUMBER
      OF BASIC AND DILUTED COMMON
      STOCK SHARES OUTSTANDING                             31,570,042                27,337,240
                                               =======================   =======================




                     The accompanying notes are an integral part of these consolidated financial statements.

                                                  ENVIROKARE TECH, INC.
                                               (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   Preferred Stock     Common Stock                Stock                Other    Other       Total
                                  ----------------- ------------------ Additional Options   Sunscrip-  Accum-   Compre-      Stock-
                                  Number              Number             Paid-in    and       tion     ulated   hensive     holders'
                                 of Share    Amount  of Shares  Amount   Capital  Warrants  Receivable Deficit   Income      Equity
                                 --------- -------- ---------- -------  -------- ---------  ---------- -------  -------     --------
Issuance of common stock
  in June, 1998 for cash
  at $0.001 per share                   - $     -   10,000,000 $10,000  $      -  $      -  $       -  $     -  $     -   $  10,000
Net loss for period ended
  December 31, 1998                     -       -           -       -          -         -          -  (34,427)        -    (34,427)
                                                    ---------- -------  -------- ---------  ---------- -------  --------  ----------
Balance, December 31, 1998              -       -   10,000,000  10,000         -         -          -  (34,427)        -    (24,427)
Issuance of common stock at
 an average of $0.45 per
 share for cash                         -       -      746,140     746   334,053         -  (105,000)        -         -    229,799
Issuance of  preferred
 stock at $0.50 per share
 for cash                         500,000     500           -        -   249,500         -        -           -        -    250,000
Issuance of stock options
 for services                           -       -           -        -         -   552,000        -           -        -    552,000
Contribution of capital by
 shareholders in the form
 of foregone payment of
 accounts payable                       -       -           -        -     1,847         -        -           -        -      1,847
Net loss for year ended
 December 31, 1999                      -       -           -        -         -         -        -    (893,173)       -   (893,173)
Foreign currency translation
 loss                                   -       -           -        -         -         -        -           -    (1,202)   (1,202)
                                 --------- ------ ----------- --------  -------- --------- ----------- ---------  -------  ---------
Balance, December 31, 1999        500,000     500  10,746,140   10,746   585,400   552,000  (105,000)  (927,600)   (1,202)  114,844
Cash received for subscriptions
 receivable                             -       -          -         -         -         -  105,000           -         -   105,000
Issuance of common stock at
 an average of $0.66 per
 share for cash                         -       -    543,338       543   356,957         -        -           -         -   357,500
Expiration of stock options             -       -          -         -   120,000  (120,000)       -           -         -         -
Issuance of stock options
 for services                           -       -          -         -         -   121,000        -           -         -   121,000
Stock options exercised at
 $0.58 per share                        -       -    100,000       100    81,400   (24,000)       -           -         -    57,500
Stock issued for acquisition
 of Electroship Acquisition
 Corporation, a wholly-owned
 subsidiary, at $0.77 per share         -       -  2,500,000     2,500 1,922,500         -        -           -         - 1,925,000
Net loss for the year ended
 December 31, 2000                      -       -          -         -         -         -        -    (611,329)        -  (611,329)
Foreign currency
 translation loss                       -       -          -         -         -         -        -           -    (2,846)   (2,846)
                                 --------- ------ ----------- -------- --------- --------- ---------- ----------  ------- ----------
Balance, December 31, 2000        500,000     500 13,889,478    13,889 3,066,257   529,000        -  (1,538,929)   (4,048)2,066,669
Expiration of stock options             -       -          -       -     132,000  (132,000)       -           -         -          -
Issuance of stock options
 for services                           -       -          -       -         -     164,000        -           -         -   164,000
Issuance of common stock at
 $0.14 per share for cash
 with attached warrants at
 $0.06 per share for cash               -       -  1,000,000   1,000     139,000    60,000        -           -         -   200,000
Conversion of preferred stock
 into common stock               (500,000)   (500)10,000,000  10,000      (9,500)        -        -           -         -          -
Common stock repurchase
 at $0.02 per share                     -       -   (533,334)   (533)     (6,967)        -        -           -         -    (7,500)
Warrants issued for
 financing expense                      -       -          -       -         -     219,642        -           -         -   219,642
Foreign currency
 translation gain                       -       -          -       -         -           -        -           -     4,048     4,048
Net loss for the year
 ended December 31, 2001                -       -          -       -         -           -        -  (1,222,069)        -(1,222,069)
                                 --------- ------ ----------- -------- --------- --------- ---------- ----------  ------- ----------
Balance, December 31, 2001              -  $    - 24,356,144 $24,356   3,320,790  $840,642  $     - $(2,760,998)  $    - $1,424,790
                                 --------- ------ ----------- -------- --------- --------- ---------- ----------  ------- ----------

                    The accompanying notes are an integral part of these consolidated financial statements.


                                                  ENVIROKARE TECH, INC.
                                             (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Common Stock
                                                ----------------------    Additional   Stock Options                       Total
                                                  Number                   Paid-in          and         Accumulated    Stockholders'
                                                 of Shares     Amount      Capital        Warrants        Deficit         Equity
                                                -----------  ---------  -------------  -------------  -------------- --------------
Balance, December 31, 2001                       24,356,144  $  24,356  $   3,320,790  $     840,642  $  (2,760,998) $    1,424,790

Issuance of common stock for services               700,000        700        111,300              -              -         112,000

Issuance of common stock at an average
 of $0.06 per share for cash attached
 warrants at an average of $0.04 per
 share for cash                                   3,000,000      3,000        168,950        128,050              -         300,000

Issuance of common stock at an average
 of $0.10 per share for cash with attached
 warrants at an average of $0.05 per share
 for cash                                         2,000,000      2,000        196,050        101,950              -         300,000

Issuance of stock options for services                    -          -              -         52,173              -          52,173

Expiration of stock options                               -          -        476,000       (476,000)             -               -

Net loss for the year ended December 31, 2002             -          -              -              -     (1,035,359)     (1,035,359)

                                                ------------  ---------  -------------  -------------  --------------  -------------
Balance, December 31, 2002                       30,056,144     30,056      4,273,090        646,815     (3,796,357)      1,153,604

Issuance of options for board of
 directors fees                                           -          -              -        367,689              -         367,689

Issuance of common stock for $0.20 per
 share for cash with attached warrants
 at an average of $0.05 per share                 1,616,250      1,616        265,759         55,875              -         323,250

Exercise of warrants                              1,320,000      1,320        285,369        (88,688)                       198,001

Issuance of warrants for debt
 financing costs                                         -          -               -        249,648              -         249,648

Expiration of stock warrants                             -          -         236,442       (236,442)             -              -

Net loss for the year ended December 31, 2003            -          -               -              -     (1,723,125)     (1,723,125)

                                                ------------  ---------  -------------  -------------  --------------  -------------
Balance, December 31, 2003                        32,992,394  $ 32,992   $  5,060,660   $    994,897   $ (5,519,482)   $    569,067
                                                ============  =========  =============  =============  ==============  =============






                  The accompanying notes are an integral part of these consolidated financial statements.


                                                 ENVIROKARE TECH, INC.
                                           (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                                                                                   Period from
                                                                                                  June 15,1998
                                                              Year Ended        Year Ended       (Inception) to
                                                             December 31,      December 31,       December 31,
                                                                 2003              2002               2003
                                                            ---------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $   (1,723,125)   $    (1,035,359)   $    (5,519,482)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
      Depreciation                                                   4,128              2,055             11,012
      Intangible asset expensed                                          -              9,520              9,520
      Impairment of molds                                                -                  -             27,000
      Gain on sale of assets                                          (577)                 -               (577)
      Stock options issued for consulting fees                           -             52,173            889,173
      Stock options issued for directors fees                      367,689                               367,689
      Common stock issued for consulting fees                            -            112,000            112,000
      Warrants issued for financing expense                        249,648                  -            469,290
      Interest paid with issuance of debt                          350,890                  -            350,890
      Customer deposit                                                   -             61,215             61,215
      Increase in inventory                                        (43,216)                 -            (43,216)
      Increase in prepaid expenses                                  (5,916)                 -             (5,916)
      Increase (decrease) in accounts payable                      260,226             (7,536)           374,371
      Increase (decrease) in accrued interest payable             (146,549)           159,902             62,590
                                                            ---------------   ----------------   ----------------
      Net cash used by operating activities                       (686,802)          (646,031)        (2,834,441)
                                                            ---------------   ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                        39,888            (40,129)           (22,465)
      Purchase of molds                                           (111,912)           (16,000)          (197,912)
      Payments on license agreement                                      -                  -           (525,000)
      Patent costs                                                       -                  -            (10,129)
      Purchase of equipment                                           (968)            (7,262)           (16,275)
      Proceeds from sale of equipment                                1,275                  -              1,275
                                                            ---------------   ----------------   ----------------
       Net cash used in investing activities                        (71,717)           (63,391)          (770,506)
                                                            ---------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of equipment lease                                    (1,123)                 -             (1,123)
      Payment of notes payable                                      (5,304)                 -             (5,304)
      Proceeds from sale of preferred stock                              -                  -            250,000
      Proceeds from sale of common stock and
         exercise of warrants                                      521,250            600,000          2,081,049
      Repurchase of common stock                                         -                  -             (7,500)
      Proceeds from issuance of notes payable
         to related parties                                        300,000                  -          1,353,635
                                                            ---------------   ----------------   ----------------
      Net cash provided by financing activities                    814,823            600,000          3,670,757
                                                            ---------------   ----------------   ----------------
Increase (decrease) in cash                                         56,304           (109,421)            65,810
Cash, beginning of period                                            9,506            118,927                  -
                                                            ---------------   ----------------   ----------------
Cash, end of period                                         $       65,810    $         9,506    $        65,810
                                                            ===============   ================   ================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                         $            -     $         3,249   $        14,989
                                                            ===============   ================   ================
      Income taxes paid                                     $            -    $             -    $             -
                                                            ===============   ================   ================
NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary     $            -    $             -    $     1,925,000
      Note issued for purchase of property, equipment,
           and operating expenses                           $            -    $             -    $         3,635
      Note issued for pending patent to related party       $            -    $             -    $        33,330
      Note issued for deposit for stock                     $            -    $             -    $       100,000
      Warrants issued for financing activities              $      249,649    $             -    $       469,291
      Stock options issued for consulting fees              $            -    $        52,173    $       889,173
      Stock options issued for directors fees               $      367,689    $             -    $     1,204,689
      Common stock issued for consulting fees               $            -    $       112,000    $       112,000
      Stockholder's contribution for equipment              $            -    $             -    $         1,847
      Equipment acquired via capital lease                  $        9,463    $             -    $         9,463

             The accompanying notes are an integral part of these consolidated financial statements.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003




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

During 2001, the Company acquired, via license agreement, extensive rights to a proprietary thermoplastic processing technology, the Thermoplastic Flow forming process (variously referred to herein as "TPF Process", the "Process" or "TPF technology"). The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet. The pallet is now composed of long-fiber reinforced thermoplastic composite and will be manufactured using the acquired TPF technology.

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

The Company is in the development stage as of December 31, 2003 and has not realized any significant revenues from planned operations.


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


Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.


Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


Revenue Recognition
-------------------

The Company recognizes revenue from product sales upon shipment to the customer. License revenue is recognized when billable.


Inventory
---------

Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $5,519,483, which includes a net loss of $1,723,125 for the year ended December 31, 2003, and has a working capital deficit and no revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. For the twelve-month period subsequent to December 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000.

The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. Management anticipates that the Company will realize licensing fee revenues in the near future. See Note 11.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.


Compensated Absences
--------------------

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


Development Stage Activities
----------------------------

The Company has been in the development stage since its formation in June 1998. It is primarily engaged in the marketing of the TPF technology. During 2003, the Company received an initial payment on its licensing agreement and the purchase of one mold, but this was not sufficient for recognition as an operating company.

                             ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

Derivative Instruments
----------------------
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This statements establishs accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.


Impaired Asset Policy
---------------------
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company has adopted SFAS No. 144, and the adoption did not have a material impact on the financial statements of the Company as of December 31, 2003.


Loss Per Share
--------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2003, the Company had stock options and warrants outstanding, equivalent to approximately 15,600,000 common stock shares, which are considered to be anti-dilutive.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

Principles of Consolidation
---------------------------

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in the financial statements.


Provision for Taxes
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.


At December 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $1,300,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003. The significant components of the deferred tax asset at December 31, 2003 and December 31, 2002 were as follows:

                                                   December 31,   December 31,
                                                       2003          2002
                                                   -----------    ------------

Net operating loss carryforward                    $3,900,000     $ 2,600,000
                                                   ===========    ============

Stock options issued under a non-qualified plan:
     For the year ended December 31, 2002          $              $   164,173

     For the year ended December 31, 2003             367,689               -
                                                   ===========    ============


Deferred tax asset                                  1,300,000         800,000
Deferred tax asset valuation allowance           $ (1,300,000)     $ (800,000)


At December 31, 2003, the Company has net operating loss carryforwards of approximately $3,900,000, which expire in the years 2018 through 2023. The Company recognized approximately $367,000 and $164,000 of losses from issuance of stock options for services in fiscal 2003 and 2002, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2002 to December 31, 2003 was $500,000.

Advertising
-----------

The Company expenses advertising costs as incurred.

Comprehensive Income and Loss
-----------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. The adoption of SFAS 130, related to comprehensive income, is disclosed in the accompanying financial statements. In past years, the Company had activity that resulted in required disclosure of comprehensive income and/or loss. The Company is no longer involved in these activities and therefore no longer is required to have financial statement disclosure regarding comprehensive income.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined there will be no impact with the adoption of this statement.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146
addresses  significant  issues  regarding  the  recognition,   measurement,  and
reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and the adoption did not have a material effect on the financial statements of the Company at December 31, 2003 and 2002.

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


Research and Development Costs
------------------------------

Costs of research and development are expensed as incurred.

                           ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


Use of Estimates
----------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.


Concentration of Risk
---------------------

The Company maintains its cash account in one commercial bank in the United States. At times, the Company's cash balance is above the Federal Deposit Insurance Corporation's (FDIC) limit of insurability.


Reclassification
----------------

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.


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

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years. The following is a summary of property, equipment and accumulated depreciation.
                                         December 31,           December 31,
                                             2003                   2002
                                       ----------------      ----------------
Furniture and Fixtures                 $       7,129         $       8,144
Less:  Accumulated Depreciation                1,701                 1,358
                                       ----------------      ----------------
Net Furniture & Fixtures               $       5,428         $       6,786
                                       ================      ================

Office Equipment                       $      18,167         $       9,009
Less:  Accumulated Depreciation                6,348                 5,526
                                       ----------------      ----------------
Net Office Equipment                   $      11,819         $       3,483
                                       ================      ================
Molds                                  $     170,912         $      59,000
                                       ================      ================


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

During the year ended December 31, 2003, the Company purchased additional molds with a total cost of $111,912 to be used by the Company for research and development and have not yet been placed in service. As with the other second generation molds, in the event that the molds are deemed to be of no commercial value, their carrying cost will be expensed to research and development at the time in which that determination may be made.


NOTE 5 - SHORT-TERM DEBT


Notes Payable
-------------

During 2001, shareholders loaned the Company $1,025,000. All of the notes bear interest at 15% per annum, are unsecured, mature two years from the dates of issuance and have three common stock warrants attached to each dollar of debt with an exercise price of $0.195 per share. These notes matured in 2003 and their principal and accrued interest were rolled into new 3-year notes. See Notes 6 and 9. Other notes payable in the amount of $61,965, which consist of unsecured notes bearing interest at 10% per annum, originated between August 18, 1998 and December 16, 1998, are payable to Mr. Real Morel and due on demand.

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to the aforementioned demand promissory notes. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company. The Company has not received any further information on this action during the year ended December 31, 2003 but will continue to accrue interest on the note. Interest accrued for the year ended December 31, 2003 was $6,150.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


NOTE 6 - RELATED PARTY NOTES PAYABLE

During the year ended December 31, 2003, the Company entered into a promissory note between the Company two shareholders, in the principal amount of $100,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance. See Note 7. The Company has paid $10,400 on the note with interest of $5,095 being paid.

During the year ended December 31, 2003, the Company entered into a promissory note with an directer and shareholder, in the principal amount of $200,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $6,933 commencing January 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance. See Note 9.

Also in December 2003, the Company rolled all of its outstanding notes payable and accrued interest to related parties into new notes. These notes bear an interest rate of 12% per annum with interest only payable in equal monthly installments of varying amounts, commencing on January 1, 2003. Common stock warrants totaling 5,125,000 were attached to these loans, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance. See Note 9.

Accrued interest on these notes totaled $16,259 and is reflected in the financial statements.


NOTE 7 - COMMON STOCK

During the year ended December 31, 2003, the Company received $323,250 from the private sale of 1,616,250 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year. See Note 9

In January 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices to $0.15 per share if exercised on or before February 14, 2003. This offer resulted in the Company raising $198,000 in cash and issuing 1,320,000 shares of common stock. Participants were issued replacement warrants, exercisable over a two year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Exercise prices for the new warrants are $0.75 per share (as to warrants issued in a 2001 equity private placement) and $0.65 per share (as to warrants issued in a 2002 equity private placement). See Note 9.

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

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

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


NOTE 8 - PREFERRED STOCK

During the year ended December 31, 1999, 500,000 shares of preferred stock were issued for $250,000 cash. The preferred stock has no dividend rights, but was convertible to common stock at the rate of ten shares of common for each preferred share. This conversion feature was modified to twenty shares to one by the stock split effective March 1, 2000. The preferred shareholders elected to exercise the conversion feature attached to the preferred stock and, accordingly, 10,000,000 shares of Company's common stock were issued on November 9, 2001 to the preferred stockholders of record on that date.


NOTE 9 - STOCK OPTIONS AND WARRANTS


Accounting for Stock Options and
Warrants Granted to Employees and Nonemployees
----------------------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the years ended December 31, 2003 and 2002: risk-free interest rate of 4%, volatility of 69% and 91%, respectively, and terms of one to ten years.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


Warrants
--------

During the year ended December 31, 2003, the Company received an additional $323,250 from the private sale of 1,616,250 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year. The warrants were valued at $72,786.

A warrant agreement between the Company and two shareholders dated July 22, 2003, was approved by the board of directors in minutes signed September 21, 2003. These shareholders received warrants to purchase 300,000 shares of common stock, exercisable at $0.20 per share, expiring on July 22, 2006. The value of the warrants issued was $0.12 per share, or $34,260, and is included in operating expense in the financial statements. See Note 6.

A warrant agreement between the Company and another director and shareholder dated December 1, 2003, was approved by the board of directors. The shareholder received warrants to purchase 600,000 shares of common stock, exercisable at $0.20 per share, expiring on December 1, 2006. The value of the warrants issued was $0.13 per share, or $76,500, and is included in operating expense in the financial statements. See Note 6.

In December 2003, the Company renegotiated its outstanding loans and accrued interest. The Company entered into new loan agreements and terminated the outstanding 3,075,000 warrants that were attached to the prior loans. Warrant agreements were signed by the Company and the lenders on December 1, 2003 and was approved by the board of directors. The lenders received warrants to purchase 5,175,000 shares of common, exercisable at $0.24 per share, expiring on December 1, 2006. The value of the warrants was $0.03 per share, or $138,888, and is included in operating expense in the financial statements. See Note 6.

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

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

During October and November 2002, 1,200,000 shares of common stock with one warrant attached to each common stock share were issued. Each warrant is exercisable at $0.50 per share until October and November 2004. These warrants were valued at an average price of $0.04 per share, for a total of $41,950. See
Note 6.

At December 31, 2003, 3,355,000 warrants expired, which were valued at $236,422.

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

Stock Options
-------------

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

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


During 2002, the Company issued 350,000 stock options valued at $52,173, and 2,300,000 stock options expired, which were valued at $476,000.

During 2001, the Company issued 1,000,000 stock options valued at $164,000, and 550,000 stock options expired, which were valued at $132,000.

In October 2003, the Company granted options to purchase 1,787,500 shares of common stock to new members of the board of directors. These options are valued at $367,689.


                                                                                               Weighted
                                                                                           Average Exercise
                                                                                                Price
                                                                          Shares
                                                                      ---------------      -----------------
Outstanding at January 1, 2002                                             2,650,000       $           0.47
Granted                                                                      350,000                   0.37
Expired                                                                  (2,300,000)                   0.44
                                                                      ---------------      -----------------
Outstanding and exercisable at December 31, 2002                             700,000       $           0.43
                                                                      ===============      =================

Outstanding at January 1, 2003                                               700,000       $           0.43
Granted                                                                    1,787,500                   0.21
Expired                                                                            -                      -
                                                                      ---------------      -----------------
Outstanding and exercisable at December 31, 2003                           2,487,500       $           0.27
                                                                      ===============      =================



Weighted average fair value of options granted during the year
ended December 31, 2003                                                                    $           0.30
                                                                                           =================



 Equity Compensation Plans Approved         Shares Issuable Upon         Weighted Average          Shares
                                          Exercise of Outstanding                               Available for
          by Shareholders                         Options                 Exercise Price          Issuance
-------------------------------------    ---------------------------    -------------------    ----------------
1999 Equity Incentive Plan                                  700,000        $   0.43                  3,300,000
                                         ---------------------------                           ----------------
Total                                                       700,000                                  3,300,000
                                         ===========================                           ================


                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

NOTE 10 - RELATED PARTIES

In October 2003, the Company granted 1,787,500 stock option enabling the option holder to purchase an equivalent number of common stock shares to six directors of the Company.

On November 5, 2002, the Company granted 250,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to a director of the Company. See Note 10. A new president and chief executive officer was appointed to the Company in 2003. Under the employment agreement signed on October 1, 2003, the Company will pay him $140,000 for his first year of employment, $175,000 for the second year, and $200,000 or the industry standard (whichever is greater) for the third year of the contract. Of the compensation, $70,000 of the first year and $85,000 of the second year contracts will be recorded as deferred compensation. Annual interest equal to the prime lending rate pus 2% will be accrued each quarter. Accordingly, the Company has accrued $17,000 of deferred compensation and $263 of interest in the financial statements. Additionally, the Company will grant to this officer 2,000,000 options to purchase shares of common stock at a price of $0.23 per share, with two-thirds of the warrants vesting on the first anniversary date and the remaining to vest on the second anniversary date. Following SFAS No. 123, the value of these warrants will be recognized at the time they vest.

A new director of operations was appointed to the Company in 2003. Under the employment agreement signed on October 1, 2003, the Company will pay him $96,000 for his first year of employment, $100,000 for the second year, and $120,000 or the industry standard (whichever is greater) for the third year of the contract. Of the compensation, $36,000 of the first year and $30,000 of the second year contracts will be recorded as deferred compensation. Annual interest equal to the prime lending rate pus 2% will be accrued each quarter. Accordingly, the Company has accrued $9,000 of deferred compensation and $135 of interest in the financial statements. Additionally, the Company will grant to this director 500,000 options to purchase shares of common stock at a price of $0.23 per share, with two-thirds of the warrants vesting on the first anniversary date and the remaining to vest on the second anniversary date. Following SFAS No. 123, the value of these warrants will be recognized at the time they vest.

The former executive vice president was appointed the chief operating officer of the Company in 2003. Under the employment agreement signed on October 1, 2003, the Company will pay him $110,000 for his first year of employment, $140,000 for the second year, and $160,000 or the industry standard (whichever is greater) for the third year of the contract. Of the compensation, $50,000 of the first year and $60,000 of the second year contracts will be recorded as deferred compensation. Annual interest equal to the prime lending rate pus 2% will be accrued each quarter. Accordingly, the Company has accrued $12,500 of deferred compensation and $187 of interest in the financial statements. Additionally, the Company will grant this officer 1,200,000 options to purchase shares of common stock at a price of $0.23 per share, with two-thirds of the warrants vesting on the first anniversary date and the remaining to vest on the second anniversary date. Following SFAS No. 123, the value of these warrants will be recognized at the time they vest.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


The former president, secretary, and director of the Company, elected on March 26, 2001, received $32,000 and $82,000 in cash from the Company for consulting services rendered during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, he resigned and new president was elected.

The former executive vice president of the Company, elected on July 15, 2002, received $65,920 and $35,000 in cash for consulting fees during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, he resigned this position and was elected chief operating officer.

On March 14, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company. See Note 9. Effective May 1, 2001, this individual resigned as president of the Company and remained a member of the board of directors of the Company until November 27, 2001. The options granted to him expired unexercised on May 27, 2002.

On March 14, 2001, the Company granted 300,000 stock options enabling the option holder to purchase an equivalent number of common stock shares each to the former vice president of administration of the Company, and the former executive vice president of the Company. These gentlemen resigned their respective positions with the Company on November 28, 2001. The options granted to them expired unexercised on May 28, 2002.

On January 16, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to a member of the board of directors of the Company. Effective September 13, 2001, this person resigned as a member of the board of directors of the Company. The options granted to this person expired unexercised on March 13, 2002.

Stock options in the amount of 2,300,000 were issued enabling the option holder to purchase an equivalent number of common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. Of these related party stock options, 500,000 expired unexercised during September 2000 and 500,000 expired unexercised during June 2002. See Note
9. During the year ended December 31, 2000, the Company granted 200,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company. See Note 9 On December 11, 2000, the president of the Company resigned and remained a member of the board of directors of the Company until December 8, 2001. The stock options that were granted to this former president of the Company expired unexercised during June 2002.

On August 8, 2000, the Company authorized a shareholder's loan to in the amount of $15,000. This loan was retired during December 2001 in consideration of consulting services provided to the Company by this individual.

See Note 6 for related party notes payable.

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES


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


Agreement with Schaefer Systems International, Inc.
---------------------------------------------------

On March 28, 2003, the Company entered into a product development and purchase agreement with Schaefer Systems International, Inc., (hereinafter "SSI") replacing a earlier agreement dated August 6, 2002. Under the terms of this agreement, and pursuant to performance and dimensional criteria provided by SSI, the Company will design, develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


product. The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after development completion. SSI continued its right to order additional development for an additional payment of $300,000 and 20% within 30 days after development completion. SSI continued its right to order additional development for an additional payment of $300,000. This agreement provides for 26 weeks from the effective date within which to complete successful development or for the initial payment to be returned.

The initial payment, in the amount of $61,215, was made by SSI to the Company to facilitate development of the part. The Company currently recognizes the value of the initial payment made by SSI to the Company as a deposit for product development.

The Company has delivered part of the first run of development parts. The initial period of the development contract has expired. Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished. At such time as the product is delivered to SSI in its final form, the Company will recognize the deposit as revenue.


Consulting Agreement
--------------------

In July 2001, the Company entered into a consulting agreement with a director of the Company who performs marketing and sales services for the Company and is compensated on a commission basis. Upon reaching certain sales targets, the consultant may receive stock options in lieu of additional commissions payable, with a maximum of 500,000 options so available.


Lease Agreements
----------------

The Company leases corporate office space located in Orlando, Florida on September 16, 2002, for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total payments for years ended December 31, 2003 and 2002 were $34,047 and $9,863, respectively.

During the first quarter of 2001, the Company leased office in Boca Raton, Florida and anticipated relocating its executive offices to Boca Ratone during 2001, but plans changed resulting in the Company seeking a subleasee to assume the lease and office space at the Boca Raton location. A security deposit and last month's rent were paid in the amount of $8,412. Currently the Company has a sublease in place and is responsible for $1,764 monthly of the total amount of $4,495 per month. Total payments for years ended December 31, 2003 and 2002 were $24,692 and $13,000, respectively.

Future annual minimum lease payments for the terms of the Orlando and Boca Raton lease agreements as of December 31, 2002 are as follows for the years ending December 31:

                          Orlando Office            Boca Raton Office
                        --------------------     ------------------------
         2004           $            32,819      $                36,272
         2005           $            22,455      $                37,725
         2006           $                 -      $                 3,270

                            ENVIROKARE TECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 2003


Letter Agreement with New Age Shelters Ltd.
-------------------------------------------

The Company and New Age Shelters Ltd. ("New Age"), a building systems manufacturing company, entered into a non-binding letter agreement, dated October 1, 2002, expressing the intent of the parties to combine their businesses through a merger of New Age into a wholly-owned subsidiary of the Company. Terms of the letter agreement provide that, subject to conditions including due diligence review, obtaining necessary approvals, and negotiation and execution of a definitive merger agreement, New Age would merge with and into a wholly-owned subsidiary of Envirokare, with the subsidiary to be the surviving company in the merger and continue the business of New Age. Merger consideration would be in the form of Envirokare common stock issued to New Age shareholders, with 1,000,000 shares to be issued upon completion of the merger, and additional shares to be issued in 2006 based on net profits of New Age during the 2003-2005 periods. During the year ended December 31, 2003, the two companies agreed to not complete the steps outlined in the letter agreement and forgo the merger negotiations.


Capital Leases
--------------

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases. The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements. The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month. Interest of $346 was paid during the year ended December 31, 2003.


NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company sold an additional 1,378,750 share of common stock for $275,750 ($0.20 per share). Each share of common stock has one warrant attached for the purchase of one share of common stock at a price of $0.40. The warrants were valued at approximately $82,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Directors and Executive Officers
--------------------------------

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

Name                               Age                    Position
----                               ---                    --------
Dr. Nicholas Pappas                 74               Executive Chairman of
                                                      the Board of Directors

Steve Pappas                        60               Director

Jonathan Edelstein                  61               Director

Dr. E. Gary Cook                    59               Director

Dr. Walter Gerasimowicz             51               Director

Dr. John Verbicky                   52               Director, President and CEO

George Kazantzis                    53               Director,
                                                     Chief Operating Officer


     Dr. Nick Pappas, Director and as Executive Chairman of the Board of Directors. Dr. Pappas retired from the DuPont Company after 34 1/2 years of service where he was Executive Vice President and Member of DuPont's Executive Committee. His background at DuPont was in coatings and polymers technology. After DuPont, Dr. Pappas served as President and Chief Operating Officer of Rollins Environmental Services and later Vice Chairman of the Board from July 1991 to March 1996.

He is a member of the Advisory Board for the Yale Institute for Biospheric studies, Vice Chairman of the Board of Biotraces, Inc. and a member of the Boards of Directors of Yenkin Majestic Paint Co. and Integrated Environmental Technologies. He is a former Director of Nova Chemicals, Witco Chemicals and Chemfab Corporation where he was Chairman of the Board.

Dr. Pappas has a Bachelor of Science degree in chemistry from Yale University and a Ph.D. degree in organic chemistry from Brown University.

     Steve Pappas, Director, On March 26, 2001, Steve Pappas was elected as President and a director of the Company and served in that capacity until his resignation on March 5, 2003. Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present, as Managing General Partner of SPL Associates ("SPL") based in Brooklyn, New York. SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York. Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

     Jonathan Edelstein became a Director of the Company in 2001 and was appointed Treasurer by the Board of Directors as of December 14, 2002. Mr. Edelstein has over twenty-five years experience in investment banking, finance and mergers and acquisitions, in both senior management and board-level positions. His responsibilities have included the acquisition, restructuring and management of small and mid-sized companies, major takeovers, dispositions, real estate development and financing. Mr. Edelstein is a Senior Advisor to the WestSphere Group, a private equity and fund manager focused in Latin America. Prior to his association with WestSphere, he was in partnership with Merrill Lynch Inter-Funding Inc. , from 1988 to 1993, where he was involved in the acquisition and merger of a number of companies to create Pacific Outlook, Inc.

     Dr. Gary Cook: Director. Dr. Cook joined E. I. DuPont in 1969 as a Research Chemist. Remaining with DuPont for 23 years, he held a number of senior management positions, including Vice President of Medical Products, Vice
President and General Manager of Publishing and Printing, and Vice President-Corporate Plans.

He joined Ethyl Corporation as Senior Vice President and President-Chemicals Group and Director in 1992. Dr. Cook later served as President and Chief Operating Officer of Albemarle Corporation, the former Chemicals Group spun off from Ethyl as the Albemarle Corporation as an independently traded specialty chemical company. He was named Chairman, President and Chief Executive Officer of Witco Corporation in 1996. He served in that capacity until the merger of Witco and Crompton and Knowles in 1999, at which time he was named Chairman of the merged company, CKWitco.

Dr. Cook has served on numerous industry association boards, including those of the Chemical Manufacturers Association, the Soap and Detergent Association, the Graphic Arts Technical Foundation, and the Health Industry Manufacturers
Association.. He is currently a director of Trimeris Corporation, a biopharmaceutical company and Louisiana-Pacific Corporation, a building products company. Dr. Cook is also currently serving as Executive Chairman of Integrated Environmental Technologies, LLC, a private company providing proprietary waste-to-energy and waste-to- hydrogen systems.

Dr. Cook received his B.S. in Chemistry from the University of Virginia and his Ph.D. in Chemistry from Virginia Polytechnic Institute and University.

     Dr.  Walter V.  Gerasimowicz:  Director  served as a Director  of  Advisory
Services and Chief Investment Strategist for high net worth investors in Lehman's Private Client Services Division. As a Senior Vice-President he was responsible for portfolio allocation, construction and rebalancing both on a global and on a domestic basis, as well as for risk management and performance attribution. In his work he deals with all security classes (fixed-income and equity), as well as with index, derivative products and alternative investments such as private equity and hedge funds, which can be utilized both to diversify and implement long and/or short-term allocation decisions. Additionally, tax and monetization strategies are an integral part of his work.

Prior to assuming his duties at Lehman Brothers, Dr. Gerasimowicz was Head of the International Portfolio Advisory Group at J.P. Morgan where he pioneered state-of-the art risk management techniques including downside risk measures and methodologies. He also specialized in global and international fixed-income strategies as it related to benchmark design, replication and out-performance for major institutions including central banks, state pension funds and large endowment funds. Additionally, he has worked closely with sovereign entities in managing debt (re) issuance on liability side of the balance sheet. Prior to joining J.P. Morgan he worked as a Senior Scientist for the U.S.D.A. and the Naval Research Laboratories (NLR) in Washington, D.C. where he specialized in multiple-quantum nuclear magnetic resonance and solid-state thermodynamic research.

Dr. Gerasimowicz has a B.S. in Chemistry from Ursinus College, MS and Ph.D degree in Physical Chemistry from Villanove University and an MBA in Finance from Wharton School of the University of Pennsylvania.

     Dr. John Verbicky, has over twenty-five years of business experience in the high performance materials and plastic composites industry, most recently as President and CEO of Chemfab Corporation, a global manufacturer of high performance composites. During his tenure as CEO, Chemfab grew over 60% to $125 million in revenues and expanded its presence in the U.S., Europe, South America, Japan and China. Prior to Chemfab, he served as Manager in the Technology Development and Commercialization area for the General Electric Company leading a series of successful development and commercialization efforts for GE Plastics and GE Silicones.

Dr. Verbicky received a PhD. Degree in Physical Organic Chemistry from the Georgia Institute of Technology and holds 19 US and 7 foreign patents and more than 20 technical publications. He is a member of the American Chemical Society, the EPA Science Advisory Board and the Society of Plastics Engineers.

     George Kazantzis, Director and Chief Operative Officer of the Company since March 5, 2003. Mr. Kazantzis was appointed Executive Vice President of Envirokare on July 1, 2002 and served in that capacity until his resignation on March 5, 2003. Mr. Kazantzis was also appointed Assistant Treasurer by the Board of Directors as of December 14, 2002. Mr. Kazantzis joined the Company bringing over twenty-five years of executive management and consulting experience in marketing, corporate structuring, finance, mergers and acquisitions. His marketing background includes the creation and launch of a successful license-merchandising program under the Team Gear USA(R) brand, in conjunction with Time Warner Sports Merchandising, World Cup USA and US Soccer Federation, from 1990 to 1994. Subsequently in 1998, Mr. Kazantzis, in a joint venture in conjunction with Merrill Lynch Inter-Funding Inc., facilitated a complex merger and acquisition transaction involving several Southern California clothing companies and brands to create Pacific Outlook, Inc., a U.S. sportswear manufacturer. At Pacific Outlook he was responsible for product licensing, trademarks and registrations, in addition to handling sales and marketing both domestically and internationally. Previously, he managed several successful corporate restructurings, most recently as a managing director of SLC Leasing Co. Ltd., working with Corporate Performance Advisors Ltd., Thailand, where he oversaw the restructuring of an automotive finance company with 42 offices and 400 employees, from 1998 to 1999. Mr. Kazantzis resigned his position as Executive Vice President of the Company and was appointed President and interim Chief Executive Officer of the Company, effective March 5, 2003.

     None of the persons specified above share any familial relationship. Other than the persons specified above, there are currently no significant employees expected by the Company to make a significant contribution to the business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation
----------------------

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

     Summary of Compensation
     -----------------------

     The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid to each of the Company's Named Executive Officers.

-----------------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation         Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Awards                          Payouts
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 Other      Securities       Restricted                  All
Name and                                                         Annual     Under            shares or                   Other
Principal                                                        Compen-    Options          Restricted     LTIP         Compen-
Position                               Year   Salary ($)Bonus ($)sation ($) SARs Granted ($) Share Units ($)Payouts ($)  sation ($)
-----------------------------------------------------------------------------------------------------------------------------------
Dr. Nicholas Pappas,                    2001        -        -          -               -               -            -           -
Executive Chairman of Board
 of Directors                           2002        -        -          -               -               -            -           -
                                        2003        -        -          -       1,200,000               -            -           -

Steve Pappas, Director                  2001   54,500        -          -               -               -            -           -
                                        2002   82,000        -          -               -               -            -           -
                                        2003   24,000        -          -               -               -            -           -

Jonathan Edelstein, Director            2001        -        -          -               -               -            -           -
                                        2002        -        -          -         250,000               -            -           -
                                        2003        -        -          -         400,000               -            -           -

Dr. E. Gary Cook, Director              2001        -        -          -               -               -            -           -
                                        2002        -        -          -               -               -            -           -
                                        2003        -        -          -         400,000               -            -           -

Dr. Walter Gerasimowicz, Director       2001        -        -          -               -               -            -           -
                                        2002        -        -          -               -               -            -           -
                                        2003        -        -          -         400,000               -            -           -

Dr. John Verbicky                       2001        -        -          -               -               -            -           -
Director, President, and CEO            2002        -        -          -               -               -            -           -
                                        2003   23,858        -          -       2,000,000               -            -           -

George Kazantzis                        2001                 -          -               -               -            -           -
Director, Chief Operating Officer       2002                 -          -               -               -            -           -
                                        2003   63,077        -          -       1,200,000               -            -           -
-----------------------------------------------------------------------------------------------------------------------------------



     Options and Stock Appreciation Rights Granted During
     the Most Recently Completed Fiscal Year
     ----------------------------------------------------

     The Company did not grant options or stock appreciation rights to Named Executive Officers during the most recently completed Fiscal Year other than set out in Compensation of Directors and Remuneration of Senior Officers below.

     Long-Term Incentive Plans -- Awards in Most Recently
     Completed Fiscal Year
     ----------------------------------------------------

     The Company has no long-term incentive plan in place. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year. It is different from a plan for options, stock appreciation rights, or restricted share compensation.

     Options Exercised During the Most Recently Completed
     Fiscal Year and Fiscal Year End Option Values
     ----------------------------------------------------

     During the most recently completed Fiscal Year, none of the Named Executive Officers held or exercised options or stock appreciation rights.

     Compensation of Directors and Remuneration of Senior Officers
     -------------------------------------------------------------

     Dr. Nick Pappas was granted warrants to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from October 1, 2003 until October 1, 2013 and 600,000 exercisable beginning October 1, 2004 until October 1, 2014. One third of the warrants are subject to forfeiture in each of the second and third years in the event that Dr. Pappas resigns or refuses to stand for re election.

     The Company granted as compensation to Jonathan Edelstein, a director of the Company, an option to acquire 250,000 shares of the Company's Common Stock as consideration for services provided as a director during Fiscal 2002. For accounting purposes the Company valued the stock option granted to Mr. Edelstein at $40,000. The Company made no other payments to any director for services provided as a director during Fiscal 2002. During 2003 Mr. Edelstein Dr. was granted additional warrants to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014.

     Dr. Gary Cook was granted warrants to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014. One third of the warrants are subject to forfeiture in each of the second and third years in the event that Dr. Cook resigns or refuses to stand for re election.

     Dr. Walter V. Gerasimowicz was granted warrants to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014. One third of the warrants are subject to forfeiture in each of the second and third years in the event that Dr. Gerasimowicz resigns or refuses to stand for re election.

     Dr. John Verbicky President, CEO and Director was granted warrants to purchase the Company's common stock at a price of $0.23, 2,000,000 exercisable from October 24, 2003 until October 24, 2013. A portion of these warrants are subject to forfeiture under certain conditions in Dr. Verbicky 's contract.

     Mr. George Kazantzis, Chief Operating Officer and Director was granted warrants to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from October 1, 2003 until October 1, 2013 and 600,000 exercisable beginning October 1, 2004 until October 1, 2014. A portion of these warrants are subject to forfeiture under certain conditions in Mr. Kazantzis' contract.

     The grants directors an Honorarium of $1,500 per meeting for Executive Chairman of the Boards of Directors, $1,000 per meeting for all other Directors attending in person in addition to the options set out above.

     Employment  Contracts and  Termination of Employment
     and Change-in-Control Arrangements
     ----------------------------------------------------

     Dr. John Verbicky as President and CEO entered into a contract with the Company that provides for an initial base salary at the annual rate of One
Hundred Forty Thousand Dollars ($140,000) for the first 12 months hereof ($70,000 of which will be accrued as deferred compensation); One Hundred Seventy five Thousand Dollars ($175,000) for the second 12 months hereof ($85,000 of which will be accrued as deferred compensation) and Two Hundred Thousand Dollars ($200,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes. The Company, on the basis of Dr. Verbicky's performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the Dr. Verbicky 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at a annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly). The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company. Dr. Verbicky is entitled to expenses reimbursements and certain incentives as they are voted by the Board.

     Mr. George Kazantzis as COO entered into a contract with the Company that provides for an initial base salary shall be at the annual rate of One Hundred Ten Thousand Dollars ($110,000) for the first 12 months hereof ($50,000 of which will be accrued as deferred compensation); One Hundred Forty Thousand Dollars ($140,000) for the second 12 months hereof ($60,000 of which will be accrued as deferred compensation) and One Hundred Sixty Thousand Dollars ($160,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes. The Company, on the basis of Mr. George Kazantzis' performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at a annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly). The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.

     Mr. Erwin Pruefer as Director of Operations entered into a contract with the Company that provides for an initial base salary shall be at the annual rate of Ninety Six Thousand Dollars ($96,000) for the first 12 months hereof ($36,000 of which will be accrued as deferred compensation); One Hundred Thousand Dollars ($100,000) for the second 12 months hereof ($30,000 of which will be accrued as deferred compensation) and One Hundred Twenty Thousand Dollars ($120,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes. The Company, on the basis of Mr. Pruefer's performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at a annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly). The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of the Company's management, as of December 31, 2003, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below. The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers, directors and director nominees and by its executive officers, directors and director nominees, as a group, as of December 31, 2003.

                                     Amount and Nature of           Percentage
  Name and Address (1)              Beneficial Ownership (2)          of Class
  --------------------             ------------------------          ---------

  James Pappas                          3,300,000  (3)                  10.5%
  Vanessa Houiris                       3,300,000  (3)                  10.5%
  Adrain Alexandru                      2,480,000  (4)
  Steve Pappas                          8,933,400  (5)                  26.2%
  Jonathan Edelstein                      250,000  (6)                   0.1%
  Leo G. Kapakos                          670,000  (7)                   0.1%
  George Kazantzis

  All executive officers and
  directors as a  group                10,773,400 (2)                   30.8%(2)


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

(7) Includes 170,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership. Includes warrants to purchase 500,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to October , 2013.

(8) Includes warrants to purchase 1,100,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to October , 2013.

(9) Includes warrants to purchase 1,700,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to September , 2013.


     The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, the Company entered into a promissory note between the Company two shareholders, in the principal amount of $100,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

During the year ended December 31, 2003, the Company entered into a promissory note with an directer and shareholder, in the principal amount of $200,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $6,933 commencing January 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

Also in December 2003, the Company rolled all of its outstanding notes payable and accrued interest to related parties into new notes. These notes bear an interest rate of 12% per annum with interest only payable in equal monthly installments of varying amounts, commencing on January 1, 2003. Common stock warrants totaling 5,125,000 were attached to these loans, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

     In October 2003, the Company granted 1,787,500 stock option enabling the option holder to purchase an equivalent number of common stock shares to six directors of the Company.

     On November 5, 2002, the Company granted 250,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to a director of the Company. See Note 10. A new president and chief executive officer was appointed to the Company in 2003. Under the employment agreement signed on October 1, 2003, the Company will pay him $140,000 for his first year of employment, $175,000 for the second year, and $200,000 or the industry standard (whichever is greater) for the third year of the contract. Of the compensation, $70,000 of the first year and $85,000 of the second year contracts will be recorded as deferred compensation. Annual interest equal to the prime lending rate pus 2% will be accrued each quarter. Accordingly, the Company has accrued $17,000 of deferred compensation and $263 of interest in the financial statements. Additionally, the Company will grant to this officer 2,000,000 options to purchase shares of common stock at a price of $0.23 per share, with two-thirds of the warrants vesting on the first anniversary date and the remaining to vest on the second anniversary date. Following SFAS No. 123, the value of these warrants will be recognized at the time they vest.

     A new director of operations was appointed to the Company in 2003. Under the employment agreement signed on October 1, 2003, the Company will pay him $96,000 for his first year of employment, $100,000 for the second year, and $120,000 or the industry standard (whichever is greater) for the third year of the contract. Of the compensation, $36,000 of the first year and $30,000 of the second year contracts will be recorded as deferred compensation. Annual interest equal to the prime lending rate pus 2% will be accrued each quarter. Accordingly, the Company has accrued $9,000 of deferred compensation and $135 of interest in the financial statements. Additionally, the Company will grant to this director 500,000 options to purchase shares of common stock at a price of $0.23 per share, with two-thirds of the warrants vesting on the first anniversary date and the remaining to vest on the second anniversary date. Following SFAS No. 123, the value of these warrants will be recognized at the time they vest.

     The former executive vice president was appointed the chief operating officer of the Company in 2003. Under the employment agreement signed on October 1, 2003, the Company will pay him $110,000 for his first year of employment, $140,000 for the second year, and $160,000 or the industry standard (whichever is greater) for the third year of the contract. Of the compensation, $50,000 of the first year and $60,000 of the second year contracts will be recorded as deferred compensation. Annual interest equal to the prime lending rate pus 2% will be accrued each quarter. Accordingly, the Company has accrued $12,500 of deferred compensation and $187 of interest in the financial statements. Additionally, the Company will grant this officer 1,200,000 options to purchase shares of common stock at a price of $0.23 per share, with two-thirds of the warrants vesting on the first anniversary date and the remaining to vest on the second anniversary date. Following SFAS No. 123, the value of these warrants will be recognized at the time they vest.

The former president, secretary, and director of the Company, elected on March 26, 2001, received $32,000 and $82,000 in cash from the Company for consulting services rendered during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, he resigned and new president was elected.

The former executive vice president of the Company, elected on July 15, 2002, received $65,920 and $35,000 in cash for consulting fees during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, he resigned this position and was elected chief operating officer.

On March 14, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company. See Note 9. Effective May 1, 2001, this individual resigned as president of the Company and remained a member of the board of directors of the Company until November 27, 2001. The options granted to him expired unexercised on May 27, 2002.

On March 14, 2001, the Company granted 300,000 stock options enabling the option holder to purchase an equivalent number of common stock shares each to the former vice president of administration of the Company, and the former executive vice president of the Company. These gentlemen resigned their respective positions with the Company on November 28, 2001. The options granted to them expired unexercised on May 28, 2002.

On January 16, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to a member of the board of directors of the Company. Effective September 13, 2001, this person resigned as a member of the board of directors of the Company. The options granted to this person expired unexercised on March 13, 2002.

Stock options in the amount of 2,300,000 were issued enabling the option holder to purchase an equivalent number of common stock shares during the year ended December 31, 1999. Of these stock options, 1,000,000 were issued to related parties. Of these related party stock options, 500,000 expired unexercised during September 2000 and 500,000 expired unexercised during June 2002. See Note
9. During the year ended December 31, 2000, the Company granted 200,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company. See Note 9 On December 11, 2000, the president of the Company resigned and remained a member of the board of directors of the Company until December 8, 2001. The stock options that were granted to this former president of the Company expired unexercised during June 2002.

On August 8, 2000, the Company authorized a shareholder's loan to in the amount of $15,000. This loan was retired during December 2001 in consideration of consulting services provided to the Company by this individual.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
            Item 13. Exhibits and Reports on Form 8-K

Exhibit
Number         Description of Document
-----
3.1     Company's Articles of Incorporation, as amended October 12, 1999     (1)

3.2     Company's By-laws as amended and restated December 11, 2000          (2)

10.1    Merger Agreement by and among the Company, Electroship Acquisition   (3)
        Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo,
        John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and
        Richard Reichler, dated as of December 1, 2000

10.2    Assignment of Patent Application from Electroship Partners to        (3)
        Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000

10.3    License Agreement between Envirokare Composite Corp. and             (2)
        Thermoplastic Composite Designs, Inc., dated March 30, 2001

10.4    Merger Agreement by and among the Company, Envirokare Composite      (2)
        Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr.
        and Dale Polk, Jr., dated March 30, 2001

10.5    Letter Agreement between the Company and Charles H. Stein,           (4)
        dated May 8, 2001

10.6    Agreement and General Release between the Company and                (5)
        Charles H. Stein, dated November 27, 2001

10.7    SSI Product Development and Purchase Agreement, dated August 6, 2002

10.8    New Age Shelters Letter Agreement, dated October 1, 2002

10.10   Promissory Note between the Company and Leo and Betty Kapakos

10.11   Warrant Agreement between the Company and Leo and Betty Kapakos

10.12 Amendment signed the 28th day of September, 2003, amending that certain License Agreement entered into on the 30th day of March, 2001 between Thermoplastic Composite Designs, Inc., a Florida corporation, having a business address of 7400 State Road, #46, Mims, Florida 32754, and Envirokare Composite Corp., a Delaware corporation.
10.13   Amendment signed September 28, 2003 to that certain Merger
        Agreement dated March 30, 2001, by and among, Envirokare Tech, Inc., a Nevada corporation, and Envirokare Composite Corp., a Delaware corporation and wholly owned subsidiary of Parent, on the one hand, and Thermoplastic Composite Designs, Inc., a Florida corporation, Dale Polk, Sr., an individual, and Dale Polk, Jr., an individual and, together with Polk Sr.,

10.14   Nick Pappas, Executive Chairman of the Board of
        Directors Letter Agreement

10.15   Nick Pappas, Executive Chairman of the Board of
        Directors  Warrant Agreement

10.16   E. Gary Cook, Director Letter Agreement

10.17   E. Gary Cook, Director Warrant Agreement

10.18   John Verbicky, Director/Chief Executive Officer
        Compensation Agreement

10.19   John Verbicky, Director/Chief Executive Officer Warrant Agreement

a)  Exhibits  Item 13.
    Exhibits and Reports on Form 8-K


10.20   George Kazantzis, Director/Chief Operating Officer
        Compensation Agreement

10.21   George Kazantizis, Director/Chief Operating Officer
        Warrant Agreement

10.22   Jonathan Edelstein, Director Warrant Agreement

10.23   Leo Kapakos, Former Director Warrant Agreement

10.24   Erwin Pruefer,  Director of Operations Compensation Agreement

10.25   Erwin Pruefer,  Director of Operations Warrant Agreement

21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001)

99.1    Officer's Certificate, dated April 14, 2004

99.2    Officer's Certificate, dated April 14, 2004
----------------------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 3, 2003,and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 20, 2003, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended May 15, 2003, filed with the Commission on June 15, 2001, and incorporated herein by reference.


(b)      Reports on Form 8-K

          A report on Form 8-K regarding Item 5 was filed by the Company on February 20, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on August 27, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on September 18,2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on September 26, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 3, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 20, 2003.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2004.


                                      ENVIROKARE TECH, INC.
                                      Registrant

                                      By:   s/s John Verbicky
                                      -----------------------------------
                                      Name:  John Verbicky
                                      Title: President, Chief Operating Officer