Form 10QSB
period 2004-03-31
ENVIROKARE TECH INC
filed 2004-05-21
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 For the quarterly period ended      March 31, 2004
                                                ----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of May 19, 2004, was 34,518,980.

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

                   Consolidated Balance Sheets.................................4

                   Consolidated Statements of Operations.......................5

                   Consolidated Statements of Cash Flows.......................6

                   Condensed Notes to the Consolidated Financial Statements....7


         Item 2.  Management's Discussion and Analysis or Plan of Operations..11

         Item 3.  Control and Procedures......................................14


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................15

         Item 2.    Changes in Securities.....................................15

         Item 3.    Defaults Upon Senior Securities...........................15

         Item 4.    Submission of Matters to a Vote of Security Holders.......15

         Item 5     Other Information.........................................15

         Item 6.    Exhibits and Reports on Form 8-K..........................16


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

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements












                              ENVIROKARE TECH INC.
                              Financial Statements

                                 March 31, 2004

                                              ENVIROKARE TECH, INC.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                                 2004            December 31,
                                                                              (unaudited)            2003
                                                                         -----------------     -----------------
 ASSETS
     CURRENT ASSETS
          Cash                                                           $         85,870      $         65,810
          Deposits and retainers                                                   22,466                22,466
          Prepaid expenses                                                          8,705                 5,916
          Work-in-Progress Inventory                                               43,216                43,216
                                                                         -----------------     -----------------
              TOTAL CURRENT ASSETS                                                160,257               137,408
                                                                         -----------------     -----------------
     PROPERTY AND EQUIPMENT
          Furniture and fixtures                                                    7,129                 7,129
          Office equipment                                                         18,167                18,167
          Molds                                                                   170,912               170,912
              Less accumulated depreciation                                        (9,446)               (8,050)
                                                                         -----------------     -----------------
              TOTAL PROPERTY AND EQUIPMENT                                        186,762               188,158
                                                                         -----------------     -----------------
     OTHER ASSETS
          License agreement                                                       525,000               525,000
          Patent acquisition costs and technology rights                        1,958,939             1,958,939
                                                                         -----------------     -----------------
              TOTAL OTHER ASSETS                                                2,483,939             2,483,939
                                                                         -----------------     -----------------
          TOTAL ASSETS                                                   $      2,830,958      $      2,809,504
                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                               $        377,363      $        327,286
          Accounts Payable - related party                                         87,255                47,085
          Customer deposit                                                         61,215                61,215
          Notes payable                                                            77,175                77,790
          Accrued interest                                                         33,128                31,579
          Accrued interest to stockholders                                         17,277                16,259
          Equipment lease payable, current portion                                  3,144                 3,144
          Notes payable to stockholders, current portion                           84,233                86,321
                                                                         -----------------     -----------------
              TOTAL CURRENT LIABILITIES                                           740,790               650,679
                                                                         -----------------     -----------------
       LONG TERM LIABILITIES
          Equipment lease payable, net of current portion                           4,312                 5,196
          Notes payable to stockholders                                         1,566,265             1,584,566
                                                                         -----------------     -----------------
              TOTAL LONG TERM LIABILITIES                                       1,570,577             1,589,762
                                                                         -----------------     -----------------
      COMMITMENTS AND CONTINGENCIES                                                     -                     -

      STOCKHOLDERS' EQUITY
          Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                          -                     -
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 34,389,144 and 32,992,394 shares
              issued and outstanding, respectively                                 34,389                32,992
          Additional paid-in capital                                            5,292,541             5,060,660
          Stock options and warrants                                            1,040,968               994,896
          Accumulated deficit during development stage                         (5,848,307)           (5,519,484)
                                                                         -----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                          519,591               569,064
                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      2,830,958      $      2,809,505
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

                                                       4



                                          ENVIROKARE TECH, INC.
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Period from
                                         Three Months       Three Months      June 15,1998
                                            Ended              Ended         (Inception) to
                                           March 31,          March 31,         March 31,
                                             2004               2003              2004
                                          (unaudited)        (unaudited)      (unaudited)
                                        --------------     --------------     --------------
REVENUES                                $          -       $    37,150        $    62,150

COST OF GOODS SOLD                                 -           (17,500)           (17,500)
                                        --------------     --------------     --------------
          GROSS PROFIT                             -            19,650             44,650
                                        --------------     --------------     --------------

EXPENSES

     Consulting fees - related parties       100,002            45,500          1,164,108
     Other consulting fees                         -            38,764          1,045,438
     Board of Director fees                        -                 -            367,689
     Rent                                          -            16,623             82,859
     General and administrative               57,095            31,934            849,395
     Depreciation                              1,396               732             12,408
     Professional fees                        62,213            37,071            897,962
     Research and development                 23,172            45,000            321,637
     Wages, salaries, and payroll taxes       21,378                 -            196,882
                                        --------------     --------------     --------------
          TOTAL EXPENSES                     265,256           215,624          4,938,378
                                        --------------     --------------     --------------

LOSS FROM OPERATIONS                        (265,256)         (195,974)        (4,893,728)

OTHER INCOME (EXPENSE)
     Financing costs                               -                 -           (469,290)
     Gain on sale of assets                        -                 -                577
     Interest expense                        (63,567)          (40,577)          (485,866)
                                        --------------     --------------     --------------
           TOTAL OTHER INCOME (EXPENSE)      (63,567)          (40,577)          (954,579)
                                        --------------     --------------     --------------

LOSS BEFORE PROVISION FOR INCOME TAXES      (328,823)         (236,551)        (5,848,307)

PROVISION FOR INCOME TAXES                         -                 -                  -
                                        --------------     --------------     --------------

NET LOSS                                $   (328,823)      $  (236,551)       $(5,848,307)
                                        ==============     ==============     ==============

 BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                       $      (0.01)      $     (0.01)
                                        ==============     ==============

 WEIGHTED AVERAGE NUMBER
 OF BASIC AND DILUTED COMMON
 STOCK SHARES OUTSTANDING                 34,021,677        30,716,144
                                        ==============     ==============





The accompanying condensed notes are an integral part of these consolidated financial statements.


                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                Period from
                                                                     Three Months         Three Months           June 15,1998
                                                                        Ended                Ended             (Inception) to
                                                                      March 31,             March 31,              March 31,
                                                                         2004                 2003                   2004
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $       (328,823)      $      (236,551)      $    (5,848,307)
      Adjustments to reconcile net loss
        to net cash used by operating activities:
      Depreciation                                                           1,396                   732                12,408
      Gain on disposal or impairment of assets                                   -                     -                35,943
      Stock options and warrants issued for fees and expenses                    -                     -             1,726,152
      Common stock issued for consulting fees                                    -                     -               112,000
      Interest paid with issuance of debt                                        -                     -               350,890
      Customer deposit                                                           -                     -                61,215
      Decrease in Inventory                                                      -                     -               (43,216)
      Increase in prepaid expenses                                          (2,789)               (6,537)               (8,705)
      Increase in accounts payable - related parties                        40,170                 8,211               414,543
      Increase in accounts payable                                          50,077                     -                50,077
      Increase in accrued interest payable                                   2,567                39,462                65,157
                                                                  ------------------    ------------------    ------------------
      Net cash used by operating activities                               (237,402)             (194,683)           (3,071,843)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                                     -                 7,801               (22,465)
      Purchase of equipment and molds                                            -                (1,373)             (214,187)
      Payments of license agreement                                              -                     -              (525,000)
      Patent costs                                                               -                     -               (10,129)
      Proceeds from sale of equipment                                            -                     -                 1,275
                                                                  ------------------    ------------------    ------------------
      Net cash used by investing activities                                      -                 6,428              (770,506)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of equipment lease                                              (884)                    -                (2,007)
      Payment of notes payable                                             (21,004)                    -               (26,308)
      Proceeds from sale of preferred stock                                      -                     -               250,000
      Proceeds from sale of common stock and
        exercise of warrants                                               279,350               198,000             2,360,399
      Repurchase of common stock                                                 -                     -                (7,500)
      Proceeds from issuance of notes payable to related
        parties                                                                  -                     -             1,353,635
                                                                  ------------------    ------------------    ------------------
      Net cash provided by financing activities                            257,462               198,000             3,928,219
                                                                  ------------------    ------------------    ------------------
Increase (decrease) in cash                                                 20,060                 9,745                85,870

Cash, beginning of period                                                   65,810                 9,506                     -
                                                                  ------------------    ------------------    ------------------
Cash, end of period                                               $         85,870       $        19,251       $        85,870
                                                                  ==================    ==================    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $         60,376       $         1,117       $        75,365
                                                                  ==================    ==================    ==================
      Income taxes paid                                           $              -       $             -       $             -
                                                                  ==================    ==================    ==================

NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary           $              -       $             -       $     1,925,000
      Note issued for pending patent to related party
       and for deposit for stock                                  $              -       $             -       $       136,965
      Warrants issued for financing activities                    $              -       $             -       $       469,291
      Stock options issued for consulting fees                    $              -       $             -       $       889,173
      Stock options issued for directors fees                     $              -       $             -       $     1,204,689
      Common stock issued for consulting fees                     $              -       $             -       $       112,000
      Stockholder's contribution for equipment                    $              -       $             -       $         1,847
      Equipment acquired via capital lease                        $              -       $             -       $         9,463


                    The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                                    6

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                March 31, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company is in the development stage as of March 31, 2004 and has not realized any significant revenues from planned operations.

Basis of Preparation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all required adjustments, consisting of normal reoccurring accruals, have been made to the financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $5,848,307, which includes a net loss of $328,823 for the three months ended March 31, 2004, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                March 31, 2004


TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. Management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Recent Accounting Pronouncements

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

Revenue Recognition

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

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                March 31, 2004


During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $6,933 commencing January 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

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


NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2004, the Company received $279,350 from the private sale of 1,396,750 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.


NOTE 6 - STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the quarter ended September 30, 2003: risk-free interest rate of 4%, volatility ranging from 89% to 91%, and terms of one to three years.

Warrants

During the quarter ended March 31, 2004, the Company received an additional $279,350 from the private sale of 1,396,750 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year. The warrants were valued at $46,072.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total payments for the quarters ended March 31, 2004 and 2003 were $8,719 and $8,304, respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $3,023 per month, with additional charges for common area of $1,472. This amount totals $4,495. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space was being subleased with the sublessee reimbursing the Company $3,000, and the Company's share of the sublease totaling $1,495. Total payments for quarters ended March 31, 2004 and 2003 were $5,293 and $3,000, respectively. The future minimum lease payments below for the Boca Raton office is the total amount of the payments as is there was no sublease. The Company anticipates the sublease to continue through the end of the lease terms.

                              ENVIROKARE TECH, INC.
                          (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                March 31, 2004


Future annual minimum lease payments for the terms of the Orlando and Boca Raton lease agreements as of December 31, 2002 are as follows for the years ending December 31:


                          Orlando Office            Boca Raton Office
                        --------------------     ------------------------
         2004        $               23,355   $                   40,455
         2005        $               23,355   $                   53,940
         2006        $                    -   $                    8,990


Litigation

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

Capital Leases

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases. The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements. The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month. Interest of $252 was paid during the quarter ended March 31, 2004. Future minimum lease payments for the remainder of 2004 are $3,105, for 2005 they are $4,140, and for 2006 they are $2,760.


NOTE 8 - SUBSEQUENT EVENTS

On March 11, 2004 the board of directors approved that Tom Wind be awarded options to purchase 200,000 shares of the Company's common stock at a price of $0.242 per share, such options to be effective for a period of three years from the date of issue.

Also approved on that date, in exchange for his service and unique talents which he brings to the board of directors, the company award Steve Pappas options to purchase 400,000 shares of the Company's common stock at $0.23 per share plus and additional 200,000 in exchange for his cooperation in deferring interest on amounts due him from the Company. In exchange for recent performance on behalf of the Company the company award George Kazantzis options to purchase 250,000 shares of the Company's common stock at $0.23 per share.

The Company will issue and recognize the issuance of a total of 850,000 warrants exercisable for five years at $0.23 in the next quarter. Additionally, the Company will issue and recognize in the next quarter, options to purchase 200,000 shares of Company stock at $0.242 per share for three years.

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

Liquidity
---------

     The Company has budgeted expenditures of $720,000 for the 12 months ending September 30, 2004. During the fiscal year ended December 31, 2003, the Company raised $551,128 from the private placement of the Company's Common shares and during the quarter ended March 31, 2004, the Company received an additional $279,350 from the private placement and had cash remaining at the end of the quarter of $85,870. The Company expects to raise any additional funds required through private placement of additional shares. Although management believes these sources to be sufficient, there is no assurance that the Company will be successful in raising additional capital to fund operations.



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

                           PART II -OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "2003 Annual Report"), for a discussion of an action filed by Mr. Real Morel against the Company in the Supreme Court of British Columbia, Canada. The status of this matter remains the same as discussed in the 2003 Annual Report.


ITEM 2. CHANGES IN SECURITIES

     During the quarter ended March 31, 2004, the Company received an additional $279,350 from the private sale of 1,396,750 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
            Item 6. Exhibits and Reports on Form 8-K

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

10.3    License Agreement between Envirokare Composite Corp. and             (2)
        Thermoplastic Composite Designs, Inc., dated March 30, 2001

10.4    Merger Agreement by and among the Company, Envirokare Composite      (2)
        Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr.
        and Dale Polk, Jr., dated March 30, 2001

10.5    Letter Agreement between the Company and Charles H. Stein,           (4)
        dated May 8, 2001

10.6    Agreement and General Release between the Company and                (5)
        Charles H. Stein, dated November 27, 2001

10.7    SSI Product Development and Purchase Agreement, dated August 6, 2002 (6)

10.8    New Age Shelters Letter Agreement, dated October 1, 2002             (6)

10.9    New Age Shelters Letter Agreement, dated March 20, 2003              (7)

10.10   Promissory Note between the Company and Leo and Betty Kapakos        (8)

10.11   Warrant Agreement between the Company and Leo and Betty Kapakos      (8)

10.12   Amendment signed the 28th day of September, 2003, amending that      (9)
        certain License Agreement entered into on the 30th day of March,
        2001 between Thermoplastic Composite Designs, Inc., a Florida corporation, having a business address of 7400 State Road, #46,
        Mims, Florida 32754, and Envirokare Composite Corp., a Delaware corporation.
10.13   Amendment signed September 28, 2003 to that certain Merger           (9)
        Agreement dated March 30, 2001, by and among, Envirokare Tech, Inc., a Nevada corporation, and Envirokare Composite Corp., a Delaware corporation and wholly owned subsidiary of Parent, on the one hand, and Thermoplastic Composite Designs, Inc., a Florida corporation,
        Dale Polk, Sr., an individual, and Dale Polk, Jr., an individual and, together with Polk Sr.,

10.14   Nick Pappas, Executive Chairman of the Board of                     (10)
        Directors Letter Agreement

10.15   Nick Pappas, Executive Chairman of the Board of                     (10)
        Directors  Warrant Agreement

10.16   E. Gary Cook, Director Letter Agreement                             (10)

10.17   E. Gary Cook, Director Warrant Agreement                            (10)

10.18   John Verbicky, Director/Chief Executive Officer                     (10)
        Compensation Agreement

10.19   John Verbicky, Director/Chief Executive Officer Warrant Agreement   (10)

10.20   George Kazantzis, Director/Chief Operating Officer                  (10)
        Compensation Agreement

10.21   George Kazantzis, Director/Chief Operating Officer                  (10)
        Warrant Agreement

10.22   Jonathan Edelstein, Director Warrant Agreement                      (10)

10.23   Leo Kapakos, Former Director Warrant Agreement                      (10)

10.24   Erwin Pruefer,  Director of Operations Compensation Agreement       (10)

10.25   Erwin Pruefer,  Director of Operations Warrant Agreement            (10)

21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001)

31.1    Section 302 Certification of Chief Executive Officer, dated May 21, 2004

31.2 Section 302 Certification of Chief Operating Officer and acting Chief Financial Officer, dated May 21, 2004

32.1    Section 906 Certification of President, dated May 21, 2004

32.2 Section 906 Certification of Chief Operating Officer and acting Chief Financial Officer, dated May 21, 2004
----------------------------
(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Commission on April 14, 2003, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003, filed with the Commission on May 15, 2003, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 3, 2003,and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 20, 2003, and incorporated herein by reference.


(b)      Reports on Form 8-K

          A report on Form 8-K regarding Item 5 was filed by the Company on February 20, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on August 27, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on September 18, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on September 26, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 3, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 20, 2003.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2004.

                                       ENVIROKARE TECH INC.


                                       By:  /s/  John W. Verbicky, Jr.
                                          ----------------------------
                                           Name:  John W. Verbicky, Jr.
                                           Title:  President, CEO