Form 10QSB
period 2004-06-30
ENVIROKARE TECH INC
filed 2004-08-23
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 For the quarterly period ended      June 30, 2004
                                                ----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of August 16, 2004, was 34,518,980.

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

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements












                              ENVIROKARE TECH INC.
                              Financial Statements

                                 June 30, 2004

                                              ENVIROKARE TECH, INC.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,
                                                                                 2004            December 31,
                                                                              (unaudited)            2003
                                                                         -----------------     -----------------
 ASSETS
     CURRENT ASSETS
          Cash                                                           $        285,377      $         65,809
          Deposits and retainers                                                   22,466                22,466
          Prepaid expenses                                                          5,235                 5,916
          Inventory                                                                43,216                43,216
                                                                         -----------------     -----------------
              TOTAL CURRENT ASSETS                                                356,294               137,407
                                                                         -----------------     -----------------
     PROPERTY AND EQUIPMENT
          Furniture and fixtures                                                    7,129                 7,129
          Office equipment                                                         18,167                18,167
          Molds                                                                   170,912               170,912
              Less accumulated depreciation                                       (10,097)               (8,050)
                                                                         -----------------     -----------------
              TOTAL PROPERTY AND EQUIPMENT                                        186,111               188,158
                                                                         -----------------     -----------------
     OTHER ASSETS
          License agreement                                                       525,000               525,000
          Patent acquisition costs and technology rights                        1,958,939             1,958,939
                                                                         -----------------     -----------------
              TOTAL OTHER ASSETS                                                2,483,939             2,483,939
                                                                         -----------------     -----------------
          TOTAL ASSETS                                                   $      3,026,344      $      2,809,504
                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                               $        423,995      $        327,285
          Accounts Payable - related party                                        128,010                47,085
          Deposits from customers                                                  61,215                61,215
          Deposit on exclusivity agreement                                        250,000
          Notes payable                                                            76,531                77,790
          Accrued interest                                                         34,677                31,579
          Accrued interest to stockholders                                         13,759                16,259
          Equipment lease payable, current portion                                  3,144                 3,144
          Notes payable to stockholders, current portion                           93,000                86,321
                                                                         -----------------     -----------------
              TOTAL CURRENT LIABILITIES                                         1,084,331               650,678
                                                                         -----------------     -----------------
       LONG TERM LIABILITIES
          Equipment lease payable, net of current portion                           2,827                 5,196
          Notes payable to stockholders, net current portion                    1,536,334             1,584,566
                                                                         -----------------     -----------------
              TOTAL LONG TERM LIABILITIES                                       1,539,161             1,589,762
                                                                         -----------------     -----------------
      COMMITMENTS AND CONTINGENCIES                                                     -                     -

      STOCKHOLDERS' EQUITY
          Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                          -                     -
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 35,368,970 and 32,992,390 shares
              issued and outstanding, respectively                                 35,369                32,992
          Additional paid-in capital                                            5,474,326             5,060,660
          Stock options and warrants                                            1,097,384               994,896
          Accumulated deficit during development stage                         (6,204,226)           (5,519,484)
                                                                         -----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                          402,852               569,064
                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      3,026,344      $      2,809,505
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

                                                       4



                                                        ENVIROKARE TECH, INC.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                  Period from
                                                                                                                  June 15,1998
                                         Three Months       Three Months        Six Months        Six Months     (Inception) to
                                        Ended June 30,     Ended June 30,     Ended June 30,    Ended June 30,      June 30,
                                             2004               2003              2004              2003              2004
                                          (unaudited)        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                        --------------     --------------    --------------    --------------    --------------
REVENUES                                $          -        $        -        $         -       $    37,150      $    62,150
COST OF GOODS SOLD                                 -                 -                  -           (17,500)         (17,500)
                                        --------------     --------------    --------------    --------------    --------------
 GROSS PROFIT                                      -                 -                  -            19,650           44,650
                                        --------------     --------------    --------------    --------------    --------------

EXPENSES

     Consulting fees - related parties        78,654            27,834            178,656            73,334        1,242,762
     Other consulting fees                    18,000            10,891             56,780            49,655        1,102,218
     Board of directors fees                       -                 -                  -                 -          367,689
     Rent                                     20,199            24,060             38,312            40,683          121,171
     General and administrative               47,141            38,002            104,236            69,936          896,536
     Depreciation                                684               632              2,048             1,364           13,060
     Professional fees                        82,725           100,732            144,938           137,803          980,687
     Research and development                      -            14,373              5,059            59,373          303,524
     Wages, salaries, and payroll taxes       18,015            11,315             39,393            11,315          214,897
                                        --------------     --------------    --------------    --------------    --------------
          TOTAL EXPENSES                     265,418           227,839            569,422           443,463        5,242,544
                                        --------------     --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                        (265,418)         (227,839)          (569,422)         (423,813)      (5,667,182)

OTHER INCOME (EXPENSE)
     Financing costs                               -                 -                  -                 -          (469,290)
     Gain on sale of assets                        -               577                  -               577               577
     Interest expense                        (51,754)          (43,479)          (115,321)          (84,056)         (537,620)
                                        --------------     --------------    --------------    --------------    --------------
           TOTAL OTHER INCOME (EXPENSE)      (51,754)          (42,902)          (115,321)          (83,479)       (1,006,333)
                                        --------------     --------------    --------------    --------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES      (317,172)         (270,741)          (684,743)         (507,292)       (6,204,226)

PROVISION FOR INCOME TAXES                         -                 -                  -                 -                 -
                                        --------------     --------------    --------------    --------------    --------------

NET LOSS                                $   (317,172)       $ (270,741)       $  (684,743)     $   (507,292)     $ (6,204,226)
                                        ==============     ==============    ==============    ==============    ==============

 BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                      $      (0.01)       $    (0.01)       $     (0.02)      $     (0.02)
                                        ==============     ==============    ==============    ==============

 WEIGHTED AVERAGE NUMBER OF BASIC
  AND DILUTED COMMON STOCK SHARES
  OUTSTANDING                              34,663,495        31,387,811         34,329,907        31,029,977
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



                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                Period from
                                                                      Six Months           Six Months           June 15,1998
                                                                        Ended                Ended             (Inception) to
                                                                       June 30,             June 30,              March 31,
                                                                         2004                 2003                   2004
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $       (684,743)      $      (507,292)      $    (6,204,227)
      Adjustments to reconcile net loss
        to net cash used by operating activities:
      Depreciation                                                           2,048                 1,364                13,060
      Gain on disposal or impairment of assets                                   -                     -                35,943
      Stock options and warrants issued for fees and expenses               38,780                     -             1,764,932
      Common stock issued for consulting fees                                    -                     -               112,000
      Interest paid with issuance of debt                                        -                     -               350,890
      Customer deposit                                                           -                     -                61,215
      Inventory                                                                  -              (17,500)               (43,216)
      Increase in prepaid expenses                                             681               (6,537)                (5,235)
      Increase in accounts payable - related parties                        80,925                     -               455,298
      Increase in accounts payable                                         130,710               158,026               130,710
      Increase in accrued interest payable                                     598                82,544                63,188
      Deposit on exclusivity agreement                                     250,000                     -               250,000
                                                                  ------------------    ------------------    ------------------
      Net cash used by operating activities                               (181,001)             (289,395)           (3,015,442)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                                     -                40,537               (22,465)
      Purchase of equipment and molds                                            -               (56,671)             (214,187)
      Payments of license agreement                                              -                     -              (525,000)
      Patent costs                                                               -                     -               (10,129)
      Proceeds from sale of equipment                                            -                 1,275                 1,275
                                                                  ------------------    ------------------    ------------------
      Net cash used by investing activities                                      -               (14,859)             (770,506)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of equipment lease                                            (2,369)                    -                (3,492)
      Payment of notes payable                                              (1,259)                    -                (6,563)
      Proceeds from sale of preferred stock                                      -                     -               250,000
      Proceeds from sale of common stock and
        exercise of warrants                                               445,750               228,000             2,526,799
      Repurchase of common stock                                                 -                     -                (7,500)
      Proceeds from (payment of) notes payable to
        related parties                                                    (41,553)               90,000             1,312,082
                                                                  ------------------    ------------------    ------------------
      Net cash provided by financing activities                            400,569               318,000             4,071,326
                                                                  ------------------    ------------------    ------------------
Increase (decrease) in cash                                                219,568                13,746               285,377

Cash, beginning of period                                                   65,809                 9,506                     -
                                                                  ------------------    ------------------    ------------------
Cash, end of period                                               $        285,377       $        23,252       $       285,377
                                                                  ==================    ==================    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $              -       $         1,782       $        14,989
                                                                  ==================    ==================    ==================
      Income taxes paid                                           $              -       $             -       $             -
                                                                  ==================    ==================    ==================

NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary           $              -       $             -       $     1,925,000
      Note issued for pending patent to related party
       and for deposit for stock                                  $              -       $             -       $       136,965
      Warrants issued for financing activities                    $              -       $             -       $       469,291
      Stock options issued for consulting fees                    $         38,780       $             -       $     1,764,932
      Stock options issued for directors fees                     $              -       $             -       $     1,204,689
      Common stock issued for consulting fees                     $              -       $             -       $       112,000
      Common stock issued for retirement of debt                  $         34,000       $             -       $        34,000
      Stockholder's contribution for equipment                    $              -       $             -       $         1,847
      Equipment acquired via capital lease                        $              -       $             -       $         9,463


                    The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                                    6

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 JUNE 30, 2004



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

The Company is in the development stage as of September 30, 2003 and has not realized any significant revenues from planned operations.

Basis of Preparation
--------------------

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all required adjustments, consisting of normal reoccurring accruals, have been made to the Company's financial statements.

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,204,226, which includes a net loss of $684,743 for the six months ended June 30, 2004, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. Management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have any material impact on the Company's financial statements.

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

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 JUNE 30, 2004


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years. Molds will be depreciated over their estimated useful lives once placed in service. Depreciation expense for the six months ended June 30, 2004 and 2003 was $2,048 and $1,364, respectively.


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000. The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000. The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933 commencing January 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

Also in December 2003, the Company rolled all of its outstanding notes payable and accrued interest to related parties into new notes. These notes bear an interest rate of 12% per annum with interest only payable in equal monthly installments of varying amounts, commencing on January 1, 2004. Common stock warrants totaling 5,125,000 were attached to these loans, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance. Accrued interest on these notes totaled $13,759 and is reflected in the financial statements.


NOTE 5 - COMMON STOCK

During the six months ended June 30, 2004, the Company received $445,750 from the private sale of 2,228,750 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of two to three years. The warrants were valued at $63,707. See Note 6. Additionally, 147,826 shares were issued in consideration for $34,000 in accounts payable debt. The fair market value of these shares was $0.23.

During the six months ended June 30, 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices from $0.50 to $0.15 per share if exercised on or before February 14, 2003. This offer resulted in the Company raising $198,000 in cash and issuing 1,320,000 shares of common stock. Participants were issued replacement warrants, exercisable over a two-year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Additionally, the Company received $30,000 from the private sale of 150,000 shares of its common stock at $0.20 per share. The purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 JUNE 30, 2004


NOTE 6 - STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the six months ended June 30, 2004: risk-free interest rate of 4%, volatility ranging from 45% to 60%, and terms of two to three years.

Options
-------

During the six months ended June 30, 2004, the Company granted 200,000 common stock options, exercisable at $0.24 per share, in consideration for consulting services received. The Company has recorded a $38,780 expense related to this transaction.

Warrants
--------

During the six months ended June 30, 2004, the Company issued 2,228,750 warrants valued at $63,707. See Note 5.

For warrant activity during the six months ended June 30, 2003. See Note 5.




NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Agreements
----------------

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $2,595 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total Orlando lease payments for the six months ended June 30, 2004 and 2003 were $14,530 and $16,789, respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $3,023 per month, with additional charges for common area of $1,472. This amount totals $4,495 per month. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space was being subleased with the sublessee reimbursing the Company $3,000, and the Company's share of the sublease totaling $1,495. Total net lease payments for six months ended June 30, 2004 and 2003 were $8,970 and $6,000, respectively. The future minimum lease payments below for the Boca Raton office is the total amount of the payments as is there was no sublease. The Company anticipates the sublease to continue through the end of the lease term.

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                                 JUNE 30, 2004


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Future annual minimum lease payments for the terms of the Orlando and Boca Raton lease agreements are as follows for the years ending December 31:

                       Orlando Office   Boca Raton Office    Total
                      ---------------   -----------------   --------
         2004        $         23,355   $          40,455   $ 63,810
         2005        $         23,355   $          53,940   $ 77,295
         2006        $              -   $           8,990   $  8,990


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

Capital Leases

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases. The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements. The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month. Interest of $497 was paid during the six months ended June 30, 2004. Future minimum lease payments for the remainder of 2004 are $1,572. For 2005 and 2006, lease payments are $3,154 and $1,245, respectively.


NOTE 8 - SUBSEQUENT EVENTS

In July 2004, the Company commenced a private placement offering of 1,725,000 "units" at the price of $0.20 per unit. Each unit offered consisted of one share of Company common stock and two three-year warrants entitling the warrant holder to purchase another share of Company common stock at $0.40 per share. Under these same terms, the Company converted $100,000 in related party debt into 500,000 units.

In June 2004, the Company entered into an exclusivity agreement with Nova Chemicals, Inc. (hereinafter "Nova"). Under the terms of this agreement, the Company has agreed to not participate in any discussion or negotiations with any third party regarding transactions related to the use, license or sublicense of the TPF Technology. The term of the agreement ends August 31, 2004. The agreement requires Nova to pay the Company $250,000 as consideration. Additionally, the Company must issue Nova a common stock purchase warrant for 1,250,000 shares at purchase price of $0.20 per share. If the negotiations and discussions detailed in the agreement result in a definitive agreement between the parties for a transaction, Nova will receive shares in the Company worth $250,000. In this event, the warrants issued may be cancelled at the discretion of the Company.

During  the  six  months  ended  June  30,  2004,   the  Company   received  the
aforementioned $250,000. The transaction has been recorded and is classified as a current liability in the financial statements.

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

During the Six Month Period Ended June 30, 2004, the Company entered into an Exclusivity Agreement with NOVA Chemicals Inc., (hereinafter "NOVA") .Envirokare Tech, Inc. (ENVK) ( hereinafter "Envirokare") dated June 1, 2004 which generally states that until August 31, 2004, Envirokare will not undertake, encourage or institute any proposed transaction related to the use, license or sublicense of the TPF(tm) Technology (the "technology") with other companies except as otherwise provided in that agreement and will exclusively negotiate with NOVA to secure an agreement for such use, license and sublicense of the technology. The Exclusivity Agreement in its entirety is filed as Exhibit 10.26.

In Exchange for this Agreement and the Warrant Agreement described below Nova has paid to Envirokare the sum of $250,000.00.

As part of this transaction, Envirokare has issued to NOVA a Common Stock Purchase Warrant dated June 1, 2004 which entitles Nova to purchase 1,250,000 shares of Envirokare common stock at a price of $.20 per share until June 2014.In the event that Envirokare and NOVA enter into a definitive agreement for a transaction, NOVA will receive $250,000 in Envirokare common shares at the then market price. In that event, the Common Stock Purchase Warrant referenced above will at the option of Envirokare be cancelled.

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

During the six month period ended June 30, 2004, the Company received $445,750 from the private placement of 2,228,750 shares of its common stock.

In addition, the Company received $250,000 from NOVA Chemicals, Inc. pursuant to the terms of the Agreement referenced above.

In July 2004, the Company commenced a private placement offering of 1,725,000 "units" at the price of $0.20 per unit. Each unit offered consisted of one share of Company common stock and two three-year warrants entitling the warrant holder to purchase another share of Company common stock at $0.40 per share. Under these same terms, the Company converted $100,000 in related party debt for 500,000 shares.

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


ITEM 2. CHANGES IN SECURITIES

During the six months ended June 30, 2004, the Company granted 200,000 common stock options, exercisable at $0.24 per share, in consideration for consulting services received. The Company has recorded a $38,780 expense related to this transaction.

During the six months ended June 30, 2004, the Company issued 2,228,750 warrants valued at $63,707.

In July 2004, the Company commenced a private placement offering of 1,725,000 "units" at the price of $0.20 per unit. Each unit offered consisted of one share of Company common stock and two three-year warrants entitling the warrant holder to purchase another share of Company common stock at $0.40 per share. Under these same terms, the Company converted $100,000 in related party debt for 500,000 shares.


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

          A report on Form 8-K regarding Item 5 was filed by the Company on September 18, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on September 26, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 3, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 20, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on June 15, 2004.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2004.

                                       ENVIROKARE TECH INC.


                                       By:  /s/  John W. Verbicky, Jr.
                                          ----------------------------
                                           Name:  John W. Verbicky, Jr.
                                           Title:  President, CEO