Form 10QSB
period 2004-09-30
ENVIROKARE TECH INC
filed 2004-11-16
CIK 1065677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 For the quarterly period ended     September 30, 2004
                                                ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of November 16, 2004, was 37,543,980.

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

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements












                              ENVIROKARE TECH INC.
                              Financial Statements

                               September 30, 2004

                                              ENVIROKARE TECH, INC.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 2004            December 31,
                                                                              (unaudited)            2003
                                                                         -----------------     -----------------
 ASSETS
     CURRENT ASSETS
          Cash                                                           $        322,741      $         65,809
          Deposits and retainers                                                   24,966                22,466
          Prepaid expenses                                                          7,521                 5,916
          Inventory                                                                43,216                43,216
                                                                         -----------------     -----------------
              TOTAL CURRENT ASSETS                                                398,444               137,407
                                                                         -----------------     -----------------
     PROPERTY AND EQUIPMENT
          Furniture and fixtures                                                    7,129                 7,129
          Office equipment                                                         24,300                18,167
          Molds                                                                   170,912               170,912
              Less accumulated depreciation                                       (13,151)               (8,050)
                                                                         -----------------     -----------------
              TOTAL PROPERTY AND EQUIPMENT                                        189,190               188,158
                                                                         -----------------     -----------------
     OTHER ASSETS
          License agreement                                                       525,000               525,000
          Patent acquisition costs and technology rights                        1,958,939             1,958,939
                                                                         -----------------     -----------------
              TOTAL OTHER ASSETS                                                2,483,939             2,483,939
                                                                         -----------------     -----------------
          TOTAL ASSETS                                                   $      3,071,573      $      2,809,504
                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                               $        322,019      $        327,285
          Accounts Payable - related party                                        168,765                47,085
          Deposits from customers                                                  61,215                61,215
          Deposit on exclusivity agreement                                        250,000
          Notes payable                                                            75,851                77,790
          Accrued interest                                                         36,226                31,579
          Accrued interest to stockholders                                              -                16,259
          Equipment lease payable, current portion                                  5,200                 3,144
          Notes payable to stockholders, current portion                           96,532                86,321
                                                                         -----------------     -----------------
              TOTAL CURRENT LIABILITIES                                         1,015,808               650,678
                                                                         -----------------     -----------------
       LONG TERM LIABILITIES
          Equipment lease payable, net of current portion                           5,791                 5,196
          Notes payable to stockholders, net current portion                    1,510,950             1,584,566
                                                                         -----------------     -----------------
              TOTAL LONG TERM LIABILITIES                                       1,516,741             1,589,762
                                                                         -----------------     -----------------
      COMMITMENTS AND CONTINGENCIES                                                     -                     -

      STOCKHOLDERS' EQUITY
          Convertible preferred stock, 10,000,000 shares authorized,
              $.001 par value; 0 shares issued and outstanding                          -                     -
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 37,543,980 and 32,992,390 shares
              issued and outstanding, respectively                                 37,544                32,992
          Additional paid-in capital                                            5,838,496             5,060,660
          Stock options and warrants                                            1,255,458               994,896
          Accumulated deficit during development stage                         (6,592,474)           (5,519,484)
                                                                         -----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                          539,024               569,064
                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      3,071,573      $      2,809,505
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

                                                       4



                                                        ENVIROKARE TECH, INC.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                                  Period from
                                         Three Months       Three Months       Nine Months       Nine Months      June 15,1998
                                            Ended              Ended             Ended             Ended          Inception) to
                                         September 30,      September 30,     September 30,     September 30,     September 30,
                                             2004              2003               2004              2003              2004
                                         (unaudited)        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                        --------------     --------------    --------------    --------------    --------------
REVENUES                                $          -        $        -        $         -       $    37,150      $    62,150
COST OF GOODS SOLD                                 -                 -                  -           (17,500)         (17,500)
                                        --------------     --------------    --------------    --------------    --------------
 GROSS PROFIT                                      -                 -                  -            19,650           44,650
                                        --------------     --------------    --------------    --------------    --------------

EXPENSES

     Consulting fees - related parties        88,461            15,750            267,117            89,084        1,331,223
     Other consulting fees                     4,560            25,926             61,340            75,581        1,106,778
     Financing costs                               -            42,000                  -            42,000           42,000
     Board of directors fees                  89,420                 -             89,420                 -          457,109
     Rent                                     27,034            19,693             65,346            60,376          148,205
     General and administrative               65,677            68,886            169,914           138,822          962,212
     Depreciation                              3,054               636              5,102             2,000           16,114
     Professional fees                        46,884            91,671            191,822           229,474        1,027,571
     Research and development                  1,850               500              6,909            59,873          305,374
     Wages, salaries, and payroll taxes        5,843            15,307             45,236            26,622          220,740
                                        --------------     --------------    --------------    --------------    --------------
          TOTAL EXPENSES                     332,783           238,369            902,206           723,832        5,617,326
                                        --------------     --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                        (332,783)         (238,369)          (902,206)         (704,182)      (5,999,966)

OTHER INCOME (EXPENSE)
     Financing costs                               -                 -                  -                 -         (469,290)
     Gain on sale of assets                        -                 -                  -               577              577
     Interest expense                        (55,465)          (51,014)          (170,786)         (134,350)        (593,085)
                                        --------------     --------------    --------------    --------------    --------------
           TOTAL OTHER INCOME (EXPENSE)      (55,465)          (93,014)          (170,786)         (133,773)      (1,061,798)
                                        --------------     --------------    --------------    --------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES      (388,248)         (331,383)        (1,072,992)         (837,955)      (6,592,474)

PROVISION FOR INCOME TAXES                         -                 -                  -                 -                -
                                        --------------     --------------    --------------    --------------    --------------

NET LOSS                                $   (388,248)       $ (331,383)       $(1,072,992)     $   (837,955)     $(6,592,474)
                                        ==============     ==============    ==============    ==============    ==============

 BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                      $      (0.01)       $    (0.01)       $     (0.03)      $     (0.03)
                                        ==============     ==============    ==============    ==============

 WEIGHTED AVERAGE NUMBER OF BASIC
  AND DILUTED COMMON STOCK SHARES
  OUTSTANDING                              36,659,197        31,739,880         35,112,010        31,269,306
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



                                                   ENVIROKARE TECH, INC.
                                              (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                Period from
                                                                     Nine Months          Nine Months           June 15,1998
                                                                        Ended                Ended             (Inception) to
                                                                    September 30,         September 30,         September 30,
                                                                         2004                 2003                  2004
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $     (1,072,992)      $      (837,955)      $    (6,592,476)
      Adjustments to reconcile net loss
        to net cash used by operating activities:
      Depreciation                                                           5,102                 2,000                16,114
      Gain on disposal or impairment of assets                                   -                     -                35,943
      Stock options and warrants issued for fees and expenses               89,420                42,000             1,815,572
      Common stock issued for consulting fees                               38,780                     -               150,780
      Common stock issued for retirement of debt                           134,000                     -               134,000
      Interest paid with issuance of debt                                        -                     -               350,890
      Deposits                                                              (2,500)                    -                58,715
      Inventory                                                                  -               (42,200)              (43,216)
      Prepaid expenses                                                      (1,605)               (6,537)               (7,521)
      Accounts payable - related parties                                   121,682                     -               322,029
      Accounts payable and accrued expenses                                 (5,266)              223,557               168,760
      Accrued interest                                                     (11,612)              129,071                50,978
      Deposit on exclusivity agreement                                     250,000                     -               250,000
                                                                  ------------------    ------------------    ------------------
      Net cash used by operating activities                               (454,991)             (490,064)           (3,289,432)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits and retainers                                                     -                43,538               (22,465)
      Purchase of equipment and molds                                            -              (116,247)             (214,187)
      Payments of license agreement                                              -                     -              (525,000)
      Patent costs                                                               -                     -               (10,129)
      Proceeds from sale of equipment                                            -                 1,275                 1,275
                                                                  ------------------    ------------------    ------------------
      Net cash used by investing activities                                      -               (71,434)             (770,506)
                                                                  ------------------    ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on equipment lease                                            (3,483)                    -                (4,606)
      Payment of notes payable                                              (1,939)                    -                (7,243)
      Proceeds from sale of preferred stock                                      -                     -               250,000
      Proceeds from sale of common stock and
        exercise of warrants                                               780,750               278,000             2,861,799
      Repurchase of common stock                                                 -                     -                (7,500)
      Proceeds from (payment of) notes payable to
        related parties                                                    (63,405)              290,000             1,290,230
                                                                  ------------------    ------------------    ------------------
      Net cash provided by financing activities                            711,923               568,000             4,382,680
                                                                  ------------------    ------------------    ------------------
Increase in cash                                                           256,932                 6,502               322,741

Cash, beginning of period                                                   65,809                 9,506                     -
                                                                  ------------------    ------------------    ------------------
Cash, end of period                                               $        322,741       $        16,008       $       322,741
                                                                  ==================    ==================    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $          1,072       $         1,782       $        16,061
                                                                  ==================    ==================    ==================
      Income taxes paid                                           $              -       $             -       $             -
                                                                  ==================    ==================    ==================

NON-CASH TRANSACTIONS:
      Common stock issued for acquisition of subsidiary           $              -       $             -       $     1,925,000
      Note issued for pending patent to related party
       and for deposit for stock                                  $              -       $             -       $       136,965
      Warrants issued for financing activities                    $              -       $             -       $       469,291
      Stock options issued for consulting fees                    $         89,420       $        42,000       $     1,815,572
      Stock options issued for directors fees                     $         38,780       $             -       $       150,780
      Common stock issued for retirement of debt                  $        134,000       $             -       $       134,000
      Stockholder's contribution for equipment                    $              -       $             -       $         1,847
      Equipment acquired via capital lease                        $          6,132       $             -       $        15,595


                    The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                                    6

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               SEPTEMBER 30, 2004


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

The Company is in the development stage as of September 30, 2004 and has not realized any significant revenues from planned operations.

Basis of Preparation
--------------------

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the
opinion  of  management,   all  required   adjustments,   consisting  of  normal
reoccurring accruals, have been made to the Company's financial statements. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,592,474, which includes a net loss of $1,072,992 for the nine months ended September 30, 2004, and has a working capital deficit and limited revenues. The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis. The Company has historically raised equity capital through the sale of its common and preferred stock. The Company has also raised debt capital through private placement offerings. Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite. Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products. Management anticipates that the Company will realize licensing fee revenues in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               SEPTEMBER 30, 2004


Revenue Recognition
-------------------

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller's price to the buyer is determinable, and collectibility is reasonably assured. No revenues have been recognized during the period ended September 30, 2004.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to seven years. Molds will be depreciated over their estimated useful lives once placed in service. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $5,102 and $2,000, respectively.


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

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000. The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003. Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance.

Also in December 2003, the Company rolled all of its outstanding notes payable and accrued interest to related parties into new notes. These notes bear an interest rate of 12% per annum, with interest only payable in equal monthly installments of varying amounts, commencing on January 1, 2004. Common stock warrants totaling 5,125,000 were attached to these loans, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years from the dates of issuance. Accrued interest on these notes totaled $123,822 for the period ended September 30, 2004.


NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2004, the Company received $780,750 from the private sale of 3,903,750 shares of its common stock at $0.20 per share. In addition, these purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of two to three years. The warrants were valued at $132,362. See Note 6. Additionally, 647,836 shares were issued in consideration for $34,000 in accounts payable debt and $100,000 in related party debt. The fair market value of the share issued for accounts payable and related party debt were $0.23 and $0.18, respectively.

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               SEPTEMBER 30, 2004

During the nine months ended September 30, 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices from $0.50 to $0.15 per share if exercised on or before February 14, 2003. This offer resulted in the Company raising $198,000 in cash and issuing 1,320,000 shares of common stock. Participants were issued replacement warrants, exercisable over a two-year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Additionally, the Company received $110,000 from the private sale of 550,000 shares of its common stock at $0.20 per share. The purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.


NOTE 6 - STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the nine months ended September 30, 2004: risk-free interest rate of 4%, volatility of 53%, and terms of two to three years.

Options
-------

During the nine months ended September 30, 2004, the Company granted 200,000 common stock options, exercisable at $0.24 per share, in consideration for consulting services received. The Company has recorded a $38,780 expense related to this transaction. Additionally, the Company granted 850,000 common stock options, exercisable at $0.23 per share, in consideration for director's fees. The Company has recorded a $89,420 expense related to this transaction.

Warrants
--------

During the nine months ended September 30, 2004, the Company issued 9,103,172 warrants valued at $132,362. See Note 5.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Agreements
----------------

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. Lease payments are currently $3,021 per month, with additional charges for common area. A security deposit was paid in the amount of $2,600. Total Orlando lease payments for the nine months ended September 30, 2004 and 2003 were $26,273 and $25,164 respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments are currently $3,023 per month, with additional charges for common area of $1,472. This amount totals $4,495 per month. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this office space was being subleased, with the sublessee reimbursing the Company $3,000, and the Company's share of the sublease totaling $1,764. Total net lease payments for nine months ended September 30, 2004 and 2003 were $12,348 and $13,399, respectively. The future minimum lease payments below for the Boca Raton office are the total amount of the payments as if there was no sublease. The Company anticipates the sublease to continue through the end of the lease term.

Future annual minimum operating lease payments for the terms of the Orlando and Boca Raton lease agreements are as follows for the years ending December 31:

                 Orlando Office    Boca Raton Office        Total
            --------------------  --------------------  ----------------
     2004   $             9,063   $             5,292   $         14,355
     2005   $            36,252   $            21,168   $         57,420
     2006   $                 -   $             8,990   $          8,990

                             ENVIROKARE TECH, INC.
                         (A Development Stage Company)
            Condensed Notes to the Consolidated Financial Statements
                               SEPTEMBER 30, 2004


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

The Company has been made a defendant along with others including Steve Pappas, a Director of the Company, in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties which could total more than $300,000. The Company has denied all liability, ownership or other involvement with Sport Quest LLC. The matter is in the pleading stage.

Capital Leases
--------------

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases. The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements. The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month. Interest of $737 was paid during the nine months ended September 30, 2004. Future minimum lease payments for the remainder of 2004 are $1,034. For 2005 and 2006, lease payments are $4,137 and $2,668, respectively.

During the nine months ended September, 2004, the Company acquired additional computer equipment under capital lease agreements. These leases, totaling $6,132, are for 36 months, with interest and principal payments of $222 per month. Interest of $335 was paid during the nine months ended September 30, 2004. Future minimum lease payments for the remainder of 2004 are $665. For 2005 and 2006, lease payments are $2,661 and $2,661, respectively.


NOTE 8 - EXCLUSIVITY AGREEMENT

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

During the nine months ended September 30, 2004, the Company received the aforementioned $250,000. The transaction has been recorded and is classified as a current liability in the financial statements. In October of 2004, the Company announced that the term of its exclusivity agreement with Nova Chemicals, Inc. has been extended to December 1, 2004. The Company has received an additional $30,000 from Nova in connection with the agreement. See Note 8.


NOTE 9 - SUBSEQUENT EVENTS

In October of 2004, the Company issued an extension offer to existing holders of the Company's warrants that expire after January 1, 2004. The extension offer, provided at a price of $0.02 per warrant, increases the exercise period of the related warrants by fifteen months from the current date of expiration. The Company raised $96,325 from participants to the extension offer.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming for TPF(TM).

     Technology: The TPF Process is a proprietary process developed by Thermo Composite Designs, Inc., that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and immediately reuses process scrap, virtually eliminating production waste. TPF Process patent number 6719551 has been issued covering the central component of the TPF system, its automated discrete material delivery system. Two further Notices of Allowances have been received for applications related to system and utility.

     Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. The TPF Process provides a cost-effective means for the in-line production of larger, long-fiber reinforced plastic parts at low processing costs. The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding, including significantly, cost savings realized in the reduced labor required to create larger parts made using the TPF Process.
Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

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

The Company, TCD and its shareholders have signed a Memorandum of Understanding which, when reduced to a definitive agreement will change the terms of the existing Merger Agreement to provide for consideration to be paid in cash over 8-12 years with a continuing payment after the seventh year of 1% of the net revenues of the Company's anticipated Joint Venture with NOVA Chemicals. The closing date is accelerated providing for the merger to be effectuated by January 1, 2005.

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

In Exchange for this Agreement and the Warrant Agreement described below Nova has paid to Envirokare the sum of $250,000.00. The Agreement has been extended to December 1, 2004. The Company has received an additional $30,000 from Nova.

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

The Company is also reevaluating pallets and other material handling devices incorporating wireless tracking capabilities, based on technology acquired in the Company's 2000 acquisition of Electroship (N.Y.) Inc. The feasibility of further development is being assessed.

     Product Development - Beam: The Company has initiated a product development for a structural beam having application in the housing and marine industries. A prototype mold was built by TCD for the company in 2002 at a cost of $16,000. The Beam is designed to carry specific weights or loads and to act as an interconnector for structural components for modular structures an docks. The beam has been used successfully by TCD, Inc. in the construction of a specialized structure for the Department of Defense.

     Product Development - Schaefer Systems International, Inc. On March 28, 2003, the Company entered into a product development and purchase agreement with SSI replacing a earlier agreement dated August 6, 2002. Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI, the Company will design and develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary product. The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after Development Completion. SSI continued its right to order additional development for an additional payment of $300,000. This development has been suspended pending development of Envirokare's production capability.

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

Expected Purchase of Plant and Significant Equipment and
Expected Significant Changes in Number of Employees
--------------------------------------------------------

     During the first quarter of 2005, the Company expects to close it Merger Agreement with TCD combining that company with its wholly owned subsidiary ECC. This will bring into the Company an existing TPF(TM) production facility including equipment and leased premises. The size of this facility is limited and is used primarily for product development and small production runs. The Company has continued preliminary development work toward the end of creating a full scale production facility for manufacture of Company and third party products, however, no specific site has yet been contracted for. The Company continues to consider the option of assisting a prospective third party licensee in the construction of a manufacturing facility in exchange for access to such a facility but no decisions has been made. There is no assurance that funds will be available for the development of such a facility or that a third party licensee can be located for the alternative.

     During the balance of the fiscal year, the Company expects to add one to three people to its existing staff. As well, the Company will add personnel required for the operation of the existing TCD facility upon the completion of the merger with that company. The schedule for any new production facility will dictate the addition of any personnel associated with that facility.

Liquidity
---------

The Company has budgeted expenditures of $960,000 for the 12 months ending June 30, 2005.

During the nine month period ended September 30, 2004, the Company received $780,750 from the private placement of 3,903,750 shares of its common stock.

In addition, the Company received $250,000 and $30,000 from NOVA Chemicals, Inc. pursuant to the terms of the Agreement referenced above.

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

The Company has been made a defendant along with others including Steve Pappas, a Director of the Company, in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties which could total more than $300,000. The Company has denied all liability, ownership or other involvement with Sport Quest LLC. The matter is in the pleading stage.


ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2004, the Company granted 200,000 common stock options, exercisable at $0.24 per share, in consideration for consulting services received. The Company has recorded a $38,780 expense related to this transaction. Additionally, the Company granted 850,000 common stock options, exercisable at $0.23 per share, in consideration for director's fees. The Company has recorded a $89,420 expense related to this transaction.

During the nine months ended September 30, 2004, the Company issued 9,103,172 warrants valued at $132,362.

In October of 2004, the Company issued an extension offer to existing holders of the Company's warrants that expire after January 1, 2004. The extension offer, provided at a price of $0.02 per warrant, increases the exercise period of the related warrants by fifteen months from the current date of expiration. The Company raised $96,325 from participants to the extension offer.


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

          A report on Form 8-K regarding Item 5 was filed by the Company on September 26, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 3, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on October 20, 2003.

          A report on Form 8-K regarding Item 5 was filed by the Company on June 15, 2004.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2004.

                                       ENVIROKARE TECH INC.


                                       By:  /s/  John W. Verbicky, Jr.
                                          ----------------------------
                                           Name:  John W. Verbicky, Jr.
                                           Title:  President, CEO