Form 10KSB
period 2004-12-31
ENVIROKARE TECH INC
filed 2005-04-15
CIK 1065677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004
or
[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-26095

Commission file number

ENVIROKARE TECH INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412549

(State of incorporation)	(IRS Employer Identification Number)

5850 T. G. Lee Blvd., Suite 535, Orlando, FL 32822

(Address of principal executive office)

(407) 856-8882

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock (Par Value - $0.001)

(Title of Class)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

                Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                State issuer's revenues for its most recent fiscal year:  The issuer is a development stage company.  For the Fiscal Year ended December 31, 2004, the issuer had revenues of $0.00.

                The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 14, 2005 is $29,676,345.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

                Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES [  ]  NO [  ]

NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE REGISTRANTS

                The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2004 was 38,943,980.

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

                On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with Thermoplastic Composite Designs, Inc. (TCD) that, subject to certain limitations, allows the Company to commercially exploit TCD's proprietary  ThermoPlastic Flowforming (TPF) Process for itself  and on behalf of Company licensees.  In addition, Envirokare and ECC also entered into a merger agreement with TCD and its shareholders ("Shareholders"), which provided for the merger of TCD into ECC under certain terms and conditions.

                Subsequent to the end of the Company's fiscal year on March 3, 2005, the Company completed a merger of Thermoplastic Composite Designs, Inc. ("TCD"), a Florida corporation into ECC, its wholly owned subsidiary resulting in the acquisition of TCD assets including real property, plant, equipment and Intellectual property in exchange for cash and notes as outlined below.  These merger terms were modified from the March 30, 2001 agreement.

                The "Merger Consideration" equaled the sum of (i) fifteen million dollars ($15,000,000) (the "Fixed Merger Consideration") and (ii) the aggregate amounts payable in accordance with Section (h): (the "Contingent Merger Consideration").

                (a) At the Closing, ECC shall paid the Shareholders $2,500,000.

                (b) The balance of the Merger Consideration shall be paid to the TCD Shareholders in eight (8) annual installments following the Closing with the first such payment due on or prior to January 31, 2006 and the last such payment due on or prior to January 31, 2013 (and such payments shall be deemed to be distributed to the Shareholders of TCD in complete liquidation), with each annual payment to be equal to 2.5% of the "Consolidated EBIDTA" of LRM Industries, LLC ("LRM")  for each calendar year, commencing with the calendar year ending December 31, 2005, up to a maximum aggregate of $12,500,000 for all payments under this subsection (b).  LRM is the Company's Joint Venture Company with NOVA Chemicals, Inc.

                (c) "Consolidated EBIDTA" for the purposes of this paragraph 2.01 means: with respect to any fiscal period, LRM's and its subsidiaries' consolidated net earnings, if any, as determined before deduction for interest expense, taxes, depreciation and amortization for such period, as determined in accordance with generally accepted accounting principles as in effect from time to time in the United States, consistently applied ("GAAP") .

                (d) In the event that 2.5% of the Consolidated EBIDTA of LRM during the first four years after the Closing Date (ending on December 31, 2008) is less than an aggregate of $2,000,000, ECC shall pay to the Shareholders any amount by which $2,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during this period within 31 days after the end of the fourth year.

                (e) In the event that 2.5% of the Consolidated EBIDTA of LRM during the years five six and seven after the Closing Date (ending on December 31, 2011) total less than an aggregate of $3,000,000, ECC shall pay to the Shareholders any amount by which $3,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during the period, within 31 days after the end of the seventh year.

                (f) At the end of the eighth year (ending December 31, 2012), in the event that the TCD Shareholders have not been paid $15,000,000 by virtue of the payments set forth in Section 2.01 (a), (b), (d) and (e), ECC shall pay on or prior to January 31, 2013, any amount by which $15,000,000 exceeds all monies paid to the Shareholders to date under Section 2.01(a), (b), (d) and (e) so that the total payments made aggregate $15,000,000. In the event that a cash payment is due the Shareholders pursuant to this paragraph, any TCD Shareholder may elect to receive this payment in four equal annual payments beginning at the end of the eighth year set out above. Unpaid but due balances will carry interest equal to LIBOR plus one percent but not to the extent a Shareholder elects a deferral under the provisions of the prior sentence.

                (g) The assurance of any such payments to be made pursuant to this Section is provided only by ECC and guaranteed by LRM and Parent (Envirokare) as set forth below. The Parties acknowledge that no such assurance is being provided by NOVA or any of NOVA's affiliates or subsidiaries other than ECC, LRM and Parent.

                (h) Ongoing Payments. As additional Merger Consideration (the "Contingent Merger Consideration"), beginning January 1, 2013, the Shareholders shall be entitled to receive from ECC payments annually equal to their pro rata share of 1% of the Net Income of LRM payable to the extent of and at the time of distribution of such Net Income to ECC or 90 days after the end of each year, whichever is sooner; provided, however, that such obligation will cease if a majority of the equity in, or assets of, LRM are sold to an unaffiliated third-party of LRM, whether by merger, consolidation, exchange of interest or otherwise, excluding, however, any disposition by lease, license or any other similar transaction; further provided, that in connection with any such transaction, if such transaction is a sale of assets or equity by LRM, ECC will make a payment to the TCD Shareholders equal to 1% of the net proceeds of such transaction, or if such transaction takes the form of a sale by the Members of interests in LRM, ECC will make a payment to the TCD Shareholders equal to 1% of the aggregate net proceeds realized by all Members of LRM in such sale. In addition, in the event the ECC or any of its Affiliates (as defined below in 2.04) at any time sells any part of its interests in LRM in a transaction other than those described above, then ECC shall pay to the TCD Shareholders an amount equal to 1% of the gross proceeds of any such sale. "Net Income" means, with respect to any fiscal period, the consolidated net income of LRM and its subsidiaries for such period, as determined in accordance with GAAP.

                (i) Evidence of Obligation to Pay Guaranty; Security. ECC's obligation to pay the balance of the Fixed Merger Consideration is evidenced by a promissory note in favor of the Shareholders (the "Promissory Note"). The obligations of ECC to pay the Fixed Merger Consideration are secured by a lien and first interests in and to all of the assets acquired by LRM from ECC (the "TCD Assets") pursuant to that certain asset purchase agreement, such security interest evidenced by a security agreement executed and delivered by LRM in favor of the Shareholders.

                The obligations of ECC to pay the Fixed Merger Consideration and the Contingent Merger Consideration are guaranteed by LRM and the Company, to be evidenced by guaranties to be executed and delivered by the Company and LRM.

                As part of the transaction described above, ECC sold to LRM under an Asset Purchase Agreement, equipment and other personal property located in Mims, Florida and Intellectual Property acquired in the Merger transaction described in this paragraph. Other than real estate owned and leased to LRM these assets were substantially all of the assets of ECC sold to LRM as part of the transaction in which it acquired a 50% interest in the LRM, the joint venture company.

                On March the 3, 2005, the Company through it wholly owned subsidiary Envirokare Composite Corp. ("ECC") executed a Limited Liability Company Agreement with NOVA Chemicals, Inc.("NOVA) creating a Joint Venture Company, LRM Industries, LLC ("LRM") a Delaware limited liability company for the purpose of commercializing the Company's Thermoplastic Flowforming technology including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

                LRM is owned one half each by ECC and NOVA and is capitalized as follows:

                1.1 Contribution of Envirokare. ECC shall make no Contributions to the Company, initially, and need not make any additional Contributions unless, in its sole discretion, it decides to do so, subject to approval. ECC is selling certain assets to the Company pursuant to the Asset Purchase Agreement and ECC shall be paid the amounts specified below as consideration for such transfer.

                1.2 Contributions of NOVA. NOVA has made and shall make Contributions to the Company as follows:

                On the date of this Agreement, NOVA will contribute five million dollars ($5,000,000.00) to the Company (the "NOVA Investment").

                                (a) In addition to the NOVA Investment, NOVA will also contribute one million dollars ($1,000,000.00) in services to the Company, pursuant to the NOVA Service Agreement, an exhibit to the Limited Liability Company Agreement.

                                (b) In no event will NOVA be required to make any additional Contributions to the Company, unless, in its sole discretion, it decides to make such additional contributions, subject to approvals as required of LLC.

                                (c) The Members by unanimous consent may also approve from time to time the payment by the Members, in proportion to their respective proportionate interests or otherwise, of further Contributions for any purpose deemed appropriate by the Members.

                1.3 Return of Capital. Except as provided in the Limited Liability Company Agreement, no Member shall have the right to demand or receive the return of any Contributions to the Company.

                1.4 No Interest on Contributions. Except as otherwise expressly provided herein, no Member shall receive any interest on its Contributions to the Company.

                1.5 Liability Limited to Contributions. The liability of each Member shall be limited to its Contributions. Except as provided in the Limited Liability Company Agreement and in the NOVA Service Agreement, neither of the Members shall have any further personal liability to make any Contributions to the Company or with respect to any liability or obligation of the Company.

                1.6 Advances Not Contributions. If either Member advances funds to the Company, other than as a contribution to capital pursuant to this Article, the amount of such advance shall not be deemed a Contribution. The amount of any such advance shall be a debt due from the Company to such Member and shall be repaid upon demand to such Member with interest at a rate agreed to by the Board of Managers and the Member making such advance.

                1.7 Capital Accounts. An individual capital account (the "Capital Account") shall be maintained by the Company for each Member as provided in the Tax Annex.

                1.8 No Deficit Restoration. No Member shall have any obligation to restore a deficit balance in its Capital Account.

                In addition to and as part of the Limited Liability Company Agreement ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years. Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period. In addition the property is subject to a cellular tower lease providing for additional payments to ECC as successor to TCD of $12,000 per year.

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

                As of the end of the Fiscal Year, The Company was in the development stage and had not yet generated material  operating revenues.

Business of the Issuer

                Envirokare's business is the exploitation of the proprietary Thermoplastic Flowforming TPF™ technology through manufacturing, marketing and sales of very large (10's to 100's of pounds) long-fiber-reinforced, thermoplastic products fabricated under its exclusive TPF™ technology license.  The end-use products of this process are currently fabricated using other materials (wood, metal, concrete or reinforced thermoset resins - fiber-glass). They often require costly fabrication or assembly operations. In other cases, the products do not exist today and have become feasible only because of the revolutionary TPF™ process capabilities. Envirokare intends to replace or enhance the existing products with more cost-effective, durable and lighter-weight materials which can be converted at low cost into highly functional and lower cost products.

                The second area of focus for the company is the licensing of the proprietary TPF™ process technology to manufacturers, converters or in strategic alliances when the products to be made or markets to be served are best addressed by such a licensee. Licensing to manufacturers or converters will include up-front license fees plus royalty payments. Fees and royalties will vary with the scope of the license and any exclusivity provisions afforded the licensee. License fees will also vary with the scope of the license granted. The Technology: The TPF™ process is a unique, patented and economically attractive process for producing very large (10-200lbs and greater 10 square feet) or very high volumes of medium sized parts from thermoplastic polymers blended with long (.5" to 3") reinforcing fibers such as glass, carbon, Kevlar and others. The products produced by this process are unique in that they contain long fiber strands, which impart high modulus and strength typical of high-performance reinforced plastics. These TPF™ products also possess the unique feature of having uniform mechanical properties in three dimensions. The TPF™ process can produce complex shapes with multiple functionality (features) molded in low-cost, low-pressure (less than 100 psi) molds (i.e. aluminum or ceramic).

                The heart of the technology involves a simple but elegant delivery system, which distributes the molten polymer and fiber mixture in a near-net-shape of the final molded article. As a result, the final molding step requires minimal movement of the molten reinforced polymer and requires exceptionally low pressure to complete the consolidation and surface finishing of the part. The benefits of this near-net-shape lay down of the molten polymer are low fiber breakage and random fiber orientation (anisotropic), providing maximum uniform strength in the final part. Lower capital costs in terms of the press tonnage required and low mold costs are additional benefits of TPF™. The lower mold costs make possible the manufacture of low volume part runs resulting from the lower amortization costs of the mold. This translates into enhanced performance and lower cost for the products and higher value for the end-user.  The TPF™ process is robust in terms of the volumes and the variety of resins, fibers, fillers, pigments, stabilizers and coupling agents, which can be efficiently processed.  Resin throughputs for the process are variably designed based on application and range into the 1000s of pounds per hour.  Insert molding of reinforcing members, fasteners or attachments is also exceptionally simple in the TPF™ process. Consumer quality aesthetic finishes can be produced using the unique TPF™ process technology.

                The process readily uses recycled thermoplastic materials, in part or in whole, to generate the lowest possible materials cost in producing high performance products at the lowest possible cost. The TPF™ process enables resin manufacturers and product manufacturers to cost-effectively address market applications for large parts that have, here-to-for been difficult if not impossible to serve with long-fiber-reinforced thermoplastic materials.

                The finished products are generally recyclable after they have completed their useful life.

                Subsequent to the end of the Company's fiscal year the Company closed certain transactions set out in section (a) above so that its TPF business will be conducted through it's interest in LRM Industries, LLC, a 50-50 joint venture with NOVA Chemicals, Inc.

                TPF™ Defined Applications:  Identified markets for the TPF™ process and long-glass-fiber reinforced thermoplastic resins include aerospace, communications, construction, housing, marine, material handling, medical, electrical, communications,  military and transportation. Identified and developing applications include, fieldable housing, door skins, piping, utility boxes, beams, marine decking, power pole cross-arms, pallets, medical backboards, radomes and flooring panels among others. Some applications have already been commercialized by TCD including fieldable shelters and stretchers. Still other applications have had TPF™ products tested and qualified such as the E-pallet and the automotive pallet. Numerous other applications are in the conceptual and design stages and appear highly attractive in terms of volume, pricing and feasibility.

                The company has current requests and inquiries to supply quantities of several different pallet products and beams. The combined requests for pallet products, in the first year, from materials handling industry participants, exceeds 7 million pounds of production. This volume alone would consume the start-up capacity of the initial Envirokare production line in the first full year of operation. These applications are forecasted to grow to more than 18 million pounds of demand in the second year of operation.  In addition, there are several application development activities that could generate additional volume demand in the second and third year of operation totaling more than 50 million pounds.  There is no assurance that contracts for this production will develop or if  it does develop that the Company will have sufficient resources to generate this production.

                Management believes that the recyclability of thermoplastic parts produced by TPF™ will become a significant factor in market attractiveness, especially in Europe where recycling is already mandated and promotes the recyclability of Envirokare products back into the same or other products, as a financial as well as an environmental advantage.

                TCD is currently manufacturing products for military and aerospace applications. Revenues are approximately $2 million per year. The average per pound selling price of its current products is in excess of $2.00 per pound using polypropylene and glass compositions.  This represents gross margins in excess of 50% based on material and conversion costs.

                In the more competitive materials handling market, Envirokare has been working closely with a leader in the materials handling industry to develop a plastic pallet application which in the worst case represents an average selling price of $1.05 - $1.14 per pound based a polypropylene and long glass fiber at a production cost of approximately $0.78 per pound.  The anticipated demand for pallet applications is estimated to exceed 5 million pounds per year based on current market usage.  This represents an opportunity for gross margins between 26-32% in one of the most competitive industries examined to date.  This sets a range of average selling prices for products produced by the TPF™ process between $1.05 and $2.00+ per pound.

                Additionally, Azdel (a GE Plastics & PPG joint venture) sells over 75 million pounds per year of Azdel; a polypropylene/glass mat which is oven heated and high-pressure compression molded. The material cost for the mat alone is in excess of $1.00 per pound before conversion. This translates to a market end-user average selling price, after conversion, of between $1.30 and $1.50 per pound.  Clearly this represents and opportunity for conversion to TPF™ where material costs are projected at $0.55 and processing costs at less than $0.30.

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

                The study findings included the following:

                · The Pallet could safely support a 2,800 pound, uniformly distributed load in warehouse storage racks as well as on conveyors;

                · The Pallet was found to be highly resistant to damage caused by rough handling, based on the drop test protocol carried out, which involved dropping empty Pallets from various heights after the Pallets were chilled to a temperature of -13 degrees Fahrenheit; and

                · Because the Pallet's performance was found to significantly exceed requirements for a 2,800-pound uniform load standard, the study recommended that the Company consider reducing the Pallet's glass loading (i.e. the percentage of glass fiber used in the composite), or refining its design, to further reduce Pallet weight and cost.

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

                The Beam

                The Company has also developed a mold for a first generation Beam anticipated to have commercial application in the housing construction and marine industries.  A prototype Beam mold was built for the Company by TCD during the first half of 2002, at a cost of $16,000.  The Beam is designed to carry specific weights, or loads, and to act as an interconnector for structural components within various designed systems such as docks and modular structures.  The Company continues to market to manufacturers that have expressed interest in incorporating the Beam into their various modular structure designs.

                Schaefer Systems International, Inc. Components

                The Company has been engaged in developing proprietary parts for SSI – see "Product Development and Purchase Agreement with Schaefer Systems International, Inc.", above.  Prototype molds were delivered during April 2003, and  testing of prototype parts have been successfully conducted.

Raw Materials

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

Employees

                The Company currently has two employees.  The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations.  The Company currently retains three consultants in the areas of marketing and administration.  As a result of the ECC/TCD Merger and the ECC/NOVA Chemicals, Inc. joint venture, two of these three consultants have become consultants of LRM.   In addition, 2 TCD employees and one consultant have become employed by LRM.  Contracts are entered into as required with respect to consultants who provide engineering and technical support for Company products in development.

Patents

                The Company has sought patent protection for its TPF™ technology through several USPTO and foreign patent filings.  The Company currently has two issued U.S. patents and two additional notices of allowance from the USPTO covering this technology.  Subsequent patent applications concerning this technology are pending and have not yet been acted upon.

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

                During the first quarter of 2001, the Company leased additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431.  The Company anticipated relocating its executive offices to the Boca Raton, FL office during 2001.  Company plans changed during 2001 resulting in the Company currently seeking a subleasee to assume the lease and office space at the Boca Raton location.  The Company's total lease payments for its Boca Raton office space for the fiscal year ended December 31, 2001 and 2002 were $33,375 and $33,534, respectively.  The Company's total lease payments for the fiscal year ending December 31, 2003 will be $34,876.  This lease expires on January 31, 2006.

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

Quarter Ending:	Closing
	High	Low

March 31, 2003	$0.25	$0.16
June 30, 2003	$0.31	$0.18
September 30, 2003	$0.30	$0.20
December 31, 2003	$0.29	$0.21
March 31, 2004	$0.29	$0.21
June 30, 2004	$0.28	$0.15
September 30, 2004	$0.25	$0.09
December 31, 2004	$1.03	$0.24

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Available for Issuance

1999 Equity Incentive Plan	1,000,000	$0.23	3,300,000

Total	1,000,000	$0.23	3,300,000

Unregistered Sales of Securities during the Last Three Fiscal Years

                There have been no sales of unregistered securities within the last three fiscal years which would be required to be disclosed pursuant to Item 701 of Regulation S-B and not previously reported, except for the following:

                During the year ended December 31, 2004, the Company received $780,750 from the private sale of 3,903,750 shares of its common stock at an average of $0.23 per share.   In addition, these purchasers received warrants to purchase additional shares of common stock, exercisable at $0.40 per share for a period of two to three years.   The warrants were valued at $238,560. Additionally, 647,836 shares were issued in consideration for $34,000 in accounts payable debt and $100,000 in related party debt.  The fair market value of the shares issued for accounts payable and related party debt were $0.23 and $0.18 respectively.  Also during 2004, the Company issued 1,400,000 shares of its common stock upon the exercise of warrants by NOVA Chemicals, Inc. with the payment of the exercise price of $280,000.

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

Item 6.    Management's Discussion and Analysis or Plan of Operation:

                Envirokare Tech, Inc. (the "Company" or  "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming  for TPF™.  Subsequent to end of the fiscal year and upon the closing of the  Merger Agreement between the Company's subsidiary Envirokare Composite Corp. and  Thermoplastic Composite Designs, Inc.  and of  the Joint Venture Agreement  (LRM Industries, LLC) between Envirokare Composite Corp. and  NOVA Chemicals, Inc.  described below, the Company's TPF™ business is being conducted through it position in LRM Industries, LLC.

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

                The Company entered into agreements acquiring this technology through License and Merger Agreements with Thermo Composite Designs, Inc. dated March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF Process.

                Subsequent to the end of the Company's fiscal year on March 3, 2005, the Company completed a merger of Thermoplastic Composite Designs, Inc. ("TCD"), a Florida corporation into ECC, its wholly owned subsidiary resulting in the acquisition of TCD assets including real property, plant, equipment and Intellectual property in exchange for cash and notes as outlined below.  These merger terms were modified from the March 30, 2001 agreement.

                The "Merger Consideration" equaled the sum of (i) fifteen million dollars ($15,000,000) (the "Fixed Merger Consideration") and (ii) the aggregate amounts payable in accordance with Section (h): (the "Contingent Merger Consideration").

                (a) At the Closing, ECC shall paid the Shareholders $2,500,000.

                (b) The balance of the Merger Consideration shall be paid to the TCD Shareholders in eight (8) annual installments following the Closing with the first such payment due on or prior to January 31, 2006 and the last such payment due on or prior to January 31, 2013 (and such payments shall be deemed to be distributed to the Shareholders of TCD in complete liquidation), with each annual payment to be equal to 2.5% of the "Consolidated EBIDTA" of LRM Industries, LLC ("LRM")  for each calendar year, commencing with the calendar year ending December 31, 2005, up to a maximum aggregate of $12,500,000 for all payments under this subsection (b).  LRM is the Company's Joint Venture Company with NOVA Chemicals, Inc.

                (c) "Consolidated EBIDTA" for the purposes of this paragraph 2.01 means: with respect to any fiscal period, LRM's and its subsidiaries' consolidated net earnings, if any, as determined before deduction for interest expense, taxes, depreciation and amortization for such period, as determined in accordance with generally accepted accounting principles as in effect from time to time in the United States, consistently applied ("GAAP") .

                (d) In the event that 2.5% of the Consolidated EBIDTA of LRM during the first four years after the Closing Date (ending on December 31, 2008) is less than an aggregate of $2,000,000, ECC shall pay to the Shareholders any amount by which $2,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during this period within 31 days after the end of the fourth year.

                (e) In the event that 2.5% of the Consolidated EBIDTA of LRM during the years five six and seven after the Closing Date (ending on December 31, 2011) total less than an aggregate of $3,000,000, ECC shall pay to the Shareholders any amount by which $3,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during the period, within 31 days after the end of the seventh year.

                (f) At the end of the eighth year (ending December 31, 2012), in the event that the TCD Shareholders have not been paid $15,000,000 by virtue of the payments set forth in Section 2.01 (a), (b), (d) and (e), ECC shall pay on or prior to January 31, 2013, any amount by which $15,000,000 exceeds all monies paid to the Shareholders to date under Section 2.01(a), (b), (d) and

                (e) so that the total payments made aggregate $15,000,000. In the event that a cash payment is due the Shareholders pursuant to this paragraph, any TCD Shareholder may elect to receive this payment in four equal annual payments beginning at the end of the eighth year set out above. Unpaid but due balances will carry interest equal to LIBOR plus one percent but not to the extent a Shareholder elects a deferral under the provisions of the prior sentence.

                (g) The assurance of any such payments to be made pursuant to this Section is provided only by ECC and guaranteed by LRM and Parent (Envirokare) as set forth below. The Parties acknowledge that no such assurance is being provided by NOVA or any of NOVA's affiliates or subsidiaries other than ECC, LRM and Parent.

                (h) Ongoing Payments. As additional Merger Consideration (the "Contingent Merger Consideration"), beginning January 1, 2013, the Shareholders shall be entitled to receive from ECC payments annually equal to their pro rata share of 1% of the Net Income of LRM payable to the extent of and at the time of distribution of such Net Income to ECC or 90 days after the end of each year, whichever is sooner; provided, however, that such obligation will cease if a majority of the equity in, or assets of, LRM are sold to an unaffiliated third-party of LRM, whether by merger, consolidation, exchange of interest or otherwise, excluding, however, any disposition by lease, license or any other similar transaction; further provided, that in connection with any such transaction, if such transaction is a sale of assets or equity by LRM, ECC will make a payment to the TCD Shareholders equal to 1% of the net proceeds of such transaction, or if such transaction takes the form of a sale by the Members of interests in LRM, ECC will make a payment to the TCD Shareholders equal to 1% of the aggregate net proceeds realized by all Members of LRM in such sale. In addition, in the event the ECC or any of its Affiliates (as defined below in 2.04) at any time sells any part of its interests in LRM in a transaction other than those described above, then ECC shall pay to the TCD Shareholders an amount equal to 1% of the gross proceeds of any such sale. "Net Income" means, with respect to any fiscal period, the consolidated net income of LRM and its subsidiaries for such period, as determined in accordance with GAAP.

                (i) Evidence of Obligation to Pay Guaranty; Security. ECC's obligation to pay the balance of the Fixed Merger Consideration is evidenced by a promissory note in favor of the Shareholders (the "Promissory Note"). The obligations of ECC to pay the Fixed Merger Consideration are secured by a lien and first interests in and to all of the assets acquired by LRM from ECC (the "TCD Assets") pursuant to that certain asset purchase agreement, such security interest evidenced by a security agreement executed and delivered by LRM in favor of the Shareholders.

                The obligations of ECC to pay the Fixed Merger Consideration and the Contingent Merger Consideration are guaranteed by LRM and the Company, to be evidenced by guaranties to be executed and delivered by the Company and LRM.

                As part of the transaction described above, ECC sold to LRM under an Asset Purchase Agreement, equipment and other personal property located in Mims, Florida and Intellectual Property acquired in the Merger transaction described in this paragraph. Other than real estate owned and leased to LRM these assets were substantially all of the assets of ECC sold to LRM as part of the transaction in which it acquired a 50% interest in the LRM, the joint venture company.

                On March the 3, 2005, the Company through it wholly owned subsidiary Envirokare Composite Corp. ("ECC") executed a Limited Liability Company Agreement with NOVA Chemicals, Inc.("NOVA) creating a Joint Venture Company, LRM Industries, LLC ("LRM") a Delaware limited liability company for the purpose of commercializing the Company's Thermoplastic Flowforming technology including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

                LRM is owned one half each by ECC and NOVA and is capitalized as follows:

                1.1 Contribution of Envirokare. ECC shall make no Contributions to the Company, initially, and need not make any additional Contributions unless, in its sole discretion, it decides to do so, subject to approval. ECC is selling certain assets to the Company pursuant to the Asset Purchase Agreement and ECC shall be paid the amounts specified below as consideration for such transfer.

                1.2 Contributions of NOVA. NOVA has made and shall make Contributions to the Company as follows:

                On the date of this Agreement, NOVA will contribute five million dollars ($5,000,000.00) to the Company (the "NOVA Investment").

                                (a) In addition to the NOVA Investment, NOVA will also contribute one million dollars ($1,000,000.00) in services to the Company, pursuant to the NOVA Service Agreement, an exhibit to the Limited Liability Company Agreement.

                                (b) In no event will NOVA be required to make any additional Contributions to the Company, unless, in its sole discretion, it decides to make such additional contributions, subject to approvals as required of LLC.

                                (c) The Members by unanimous consent may also approve from time to time the payment by the Members, in proportion to their respective proportionate interests or otherwise, of further Contributions for any purpose deemed appropriate by the Members.

                1.3 Return of Capital. Except as provided in the Limited Liability Company Agreement, no Member shall have the right to demand or receive the return of any Contributions to the Company.

                1.4 No Interest on Contributions. Except as otherwise expressly provided herein, no Member shall receive any interest on its Contributions to the Company.

                1.5 Liability Limited to Contributions. The liability of each Member shall be limited to its Contributions. Except as provided in the Limited Liability Company Agreement and in the NOVA Service Agreement, neither of the Members shall have any further personal liability to make any Contributions to the Company or with respect to any liability or obligation of the Company.

                1.6 Advances Not Contributions. If either Member advances funds to the Company, other than as a contribution to capital pursuant to this Article, the amount of such advance shall not be deemed a Contribution. The amount of any such advance shall be a debt due from the Company to such Member and shall be repaid upon demand to such Member with interest at a rate agreed to by the Board of Managers and the Member making such advance.

                1.7 Capital Accounts. An individual capital account (the "Capital Account") shall be maintained by the Company for each Member as provided in the Tax Annex.

                1.8 No Deficit Restoration. No Member shall have any obligation to restore a deficit balance in its Capital Account.

                In addition to and as part of the Limited Liability Company Agreement ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years. Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period. In addition the property is subject to a cellular tower lease providing for additional payments to ECC as successor to TCD of $12,000 per year.

Product Research, Development and Testing:

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

                Product Development - Schaefer Systems International, Inc.: On March 28, 2003, the Company entered into a product development and purchase agreement with SSI replacing a earlier agreement dated August 6, 2002.  Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI,  the Company will design and develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary product.  The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after Development Completion. SSI continued its right to order additional development for an additional payment of $300,000.

Product Marketing and Market Exploitation:

                The Company's plan for the marketing and exploitation of its technologies over the next twelve (12) months includes:

                a. direct development and manufacturing of products for materials handling (pallets), construction (beams), housing, marine and other commercial and consumer applications.

                b. 3rd party licensing  of TPF™ Technology for specific applications and products as well as for specific geographic areas.

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

Expected Purchase of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                The closing of the Merger Agreement with TCD combining that company with its wholly owned subsidiary ECC brought into the Company an existing TPF™ production facility including equipment and leased premises. The size of this facility is limited and is used primarily for product development and small production runs. During the fiscal year, the Company  continued preliminary development work toward the end of creating a full scale production facility for manufacture of Company and third party products, however, no specific site has yet been contracted for. The Company's  business will be conducted through its position in LRM Industries, LLC.  (see above).

                The Company expects that LRM Industries, LLC will add personnel required for the operation of the existing TCD facility and for expansion of the business.  Two of the  Company's consultants have become consultants of the Joint Venture.   The Company does not expect to add employees to its own staff during the year.

Liquidity:

                The Company has budgeted expenditures of $600,000 for the 12 months ending September 30, 2006.  During the fiscal year ended December 31, 2004, the Company raised $780,750 from the private placement of the Company's Common shares and had cash remaining at the end of the year of $432,155.  The Company expects to raise any additional funds required  through private placement of additional shares.   Although management believes these sources to be sufficient, there is no assurance that the Company will be successful in raising additional capital to fund operations.

Item 7.    Financial Statements

                Our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 follow Item 14, beginning at page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 8A.  Controls and Procedures:

                Company management performing functions regarding the effectiveness of the Company's disclosure controls has concluded that financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                The Registrant has:

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

                Management of the Registrant has disclosed, based on recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                Management of the Registrant has indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Name	Age	Position

Dr. Nick Pappas	75	Executive Chairman of the Board of Directors
Steve Pappas	61	Director
Jonathan Edelstein*	61	Director
Dr. Gary Cook**	60	Director
Dr.Walter Gerasimowicz	52	Director
Dr. John Verbicky***	52	Director, President and CEO
George Kazantzis	54	Director, Chief Operating Officer

                *Mr. Edelstein suffered an untimely death after the end of the Company's fiscal year.
                **Dr. Cook resigned as a Director of the Company in March of 2005 to become the independent director of LRM Industries, LLC, the Company's Joint Venture with NOVA Chemicals, Inc.
                ***Dr. Verbicky resigned as President and CEO of the Company in March of 2005 to become CEO of LRM, Industries, LLC.  He remains a Director of the Company

                Dr. Nick Pappas, Director and as Executive Chairman of the Board of Directors. Dr. Pappas retired from the DuPont Company after 34 1/2 years of service where he was Executive Vice President and Member of DuPont's  Executive Committee.  His background at DuPont was in coatings and polymers technology.  After DuPont, Dr. Pappas served as President and Chief Operating Officer of Rollins Environmental Services and later Vice Chairman of the Board from July 1991 to March 1996.

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

                Steve Pappas, Director.  On March 26, 2001, Steve Pappas was elected as President and a director of the Company and served in that capacity until his resignation on March 5, 2003.  Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present, as Managing General Partner of SPL Associates ("SPL") based in Brooklyn, New York.  SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York.  Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

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

                George Kazantzis, Director and Chief Operative Officer of the Company since March 5, 2003.  Mr. Kazantzis was appointed Executive Vice President of Envirokare on July 1, 2002 and served in that capacity until his resignation on March 5, 2003.  Mr. Kazantzis was also appointed Assistant Treasurer by the Board of Directors as of December 14, 2002.  Mr. Kazantzis joined the Company bringing over twenty-five years of executive management and consulting experience in marketing, corporate structuring, finance, mergers and acquisitions.  His marketing background includes the creation and launch of a successful license-merchandising program under the Team Gear USA® brand, in conjunction with Time Warner Sports Merchandising, World Cup USA and US Soccer Federation, from 1990 to 1994.   Subsequently in 1998, Mr. Kazantzis, in a joint venture in conjunction with Merrill Lynch Inter-Funding Inc., facilitated a complex merger and acquisition transaction involving several Southern California clothing companies and brands to create Pacific Outlook, Inc., a U.S. sportswear manufacturer.  At Pacific Outlook he was responsible for product licensing, trademarks and registrations, in addition to handling sales and marketing both domestically and internationally.  Previously, he managed several successful corporate restructurings, most recently as a managing director of SLC Leasing Co. Ltd., working with Corporate Performance Advisors Ltd., Thailand, where he oversaw the restructuring of an automotive finance company with 42 offices and 400 employees, from 1998 to 1999.  Mr. Kazantzis resigned his position as Executive Vice President of the Company and was appointed President and interim Chief Executive Officer of the Company, effective March 5, 2003.

                Dr. Gary Cook,  Director. Dr. Cook  joined E. I. DuPont in 1969 as a Research Chemist.  Remaining with DuPont for 23 years, he held  a number of senior management positions, including Vice President of Medical Products, Vice President and General Manager of Publishing and Printing, and Vice President-Corporate Plans.

                He joined Ethyl Corporation as Senior Vice President and President-Chemicals Group and Director in 1992.    Dr. Cook later  served as President and Chief Operating Officer of Albemarle Corporation, the former Chemicals Group spun off from Ethyl. as the Albemarle Corporation as an independently traded specialty chemical company.   He was named Chairman, President and Chief Executive Officer of Witco Corporation in 1996.  He served in that capacity until the merger of Witco and Crompton and Knowles in 1999, at which time he was named Chairman of the merged company, CKWitco.

                Dr. Cook has served on numerous industry association boards, including those of the Chemical Manufacturers Association, the Soap and Detergent Association, the Graphic Arts Technical Foundation, and the Health Industry Manufacturers Association.  He is currently a director of Trimeris Corporation, a biopharmaceutical company and Louisiana-Pacific Corporation, a building products company.  Dr. Cook is also currently serving as Executive Chairman of Integrated Environmental Technologies, LLC, a private company providing proprietary waste-to-energy and waste-to- hydrogen systems.

                Dr. Cook received his B.S. in Chemistry from the University of Virginia and his Ph.D. in Chemistry from Virginia Polytechnic Institute and University.

                Dr. Walter V. Gerasimowicz, Director, served as a Director of Advisory Services and Chief Investment Strategist for high net worth investors in Lehman's Private Client Services Division. As a Senior Vice-President he was responsible for portfolio allocation, construction and rebalancing both on a global and on a domestic basis, as well as for risk management and performance attribution. In his work he deals with all security classes (fixed-income and equity), as well as with index, derivative products and alternative investments such as private equity and hedge funds, which can be utilized both to diversify and implement long and/or short-term allocation decisions. Additionally, tax and monetization strategies are an integral part of his work.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                To the company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

                Steve Pappas was elected President of the Company, effective March 26, 2001, and served the Company in that capacity until March 5, 2003.  Mr. Pappas resigned from the position of President of the Company and was elected Chairman of the Board of Directors of the Company, effective March 5, 2003.  George Kazantzis resigned from the position as Executive Vice President of the Company and was elected President and interim Chief Executive Officer of the Company, effective March 5, 2003.  From September, 2003 through December 31, 2004 John Verbicky served as President and CEO of the Company and although he was not paid a salary, he was paid consulting fees and deferred compensation as set out in the following table. During that same period, George Kazantzis served as Chief Operating Officer. No other persons fall within the above-listed categories (a), (b) or (c).

Summary of Compensation

                The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid to each of the Company's Named Executive Officers.

					Long Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)	All Other Compensation ($)

Steve Pappas, President	2001	54,500	-	-	-	-	-	-
	2002	82,000	-	-	-	-	-	-

John Verbicky, CEO	2003	140,000	-	-	1,000,000	-	-	-
	2004	175,000	-	-	1,000,000	-	-	-

George Kazantzis, COO	2003	110,000	-	-	600,000	-	-	-
	2004	140,000	-	-	600,000	-	-	-

Of Salary Amounts for Verbicky and Kazantzis one half was deferred as of December 31, 2004.

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

Compensation of Directors and Remuneration of Senior Officers

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

                Dr. John Verbicky  President, CEO and Director was granted warrants to purchase the Company's common stock at a price of $0.23, 2,000,000 exercisable from October 24, 2003 until October 24, 2013.  A portion of these warrants are subject to forfeiture under certain conditions in Dr. Verbicky's contract.

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

                The Company granted as compensation to Jonathan Edelstein, a director of the Company, an option to acquire 250,000 shares of the Company's Common Stock as consideration for services provided as a director during Fiscal 2002.  For accounting purposes the Company  valued the stock option granted to Mr. Edelstein at $40,000. The Company made no other payments to any director for services provided as a director during Fiscal 2002.  During 2003 Mr. Edelstein was granted additional warrants to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014.

                The Company grants directors an Honorarium of $1,000 per meeting attended in person in addition to the options set out above.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                To the knowledge of the Company's management, as of March 1, 2005, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below.  The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers, directors and director nominees and by its executive officers, directors and director nominees, as a group, as of December 31, 2004.

Name and Address (1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class

James Pappas	3,300,000	(3)	6.95%
Vanessa Houiris	3,300,000	(3)	6.95%
Adrian Alexandru	5,575,000	(4)	11.75%
Steve Pappas	11,450,400	(5)	24.13%
Jonathan Edelstein	650,000	(6)	1.37%
E. Gary Cook	700,000	(7)	1.47%
George Kazantzis	2,986,000	(8)	6.29%
Nicholas Pappas	1,712,000	(9)	3.60%

All executive officers and directors as a group	29,673,400	(2)	62.55%	(2)

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

                (3) Includes a warrant to purchase 100,000 shares of Common Stock of the Company exercisable immediately and until May 2006.

                (4) Includes warrants to purchase 2,650,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to August 2007.

                (5) Includes warrants to purchase 4,050,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to August 2007. Includes 250,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership. Includes an option to purchase up to 600,000 shares of Common Stock of the Company immediately exercisable.

                (6) Includes an option to purchase up to 650,000 shares of Common Stock of the Company immediately exercisable.

                (7) Includes warrants to purchase 200,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to November 2008. Includes an option to purchase up to 400,000 shares of Common Stock of the Company immediately exercisable.

                (8) Includes warrants to purchase 875,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to May 2007. Includes an option to purchase up to 1,200,000 shares of Common Stock of the Company immediately exercisable.

                (9) Includes warrants to purchase 300,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to November 2008. Includes an option to purchase up to 1,200,000 shares of Common Stock of the Company immediately exercisable.

                The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than those changes detailed as follows:

Item 12. Certain Relationships and Related Transactions

                During the year ended December 31, 2004, the Company granted 2,750,000 common stock options in consideration for directors fees.  In addition, the Company granted 287,500 options to related party consultants.

                During the year ended December 31, 2003, the Company granted 1,787,500 common stock options in consideration for directors fees.  In addition, the Company granted 2,700,000 options to related party consultants.

                The Company hired a chief executive officer in 2003 and agreed that a portion of his compensation in the first and second year of his employment will be recorded as deferred compensation and will earn interest.  Accordingly, the Company has accrued $94,999 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this officer 2,000,000 options to purchase shares of common stock at a price of $0.23 per share.

                The Company hired a new director of operations in 2003 and agreed that a portion of his compensation in the first and second year will be recorded as deferred compensation and will earn interest.  Accordingly, the Company has accrued $52,863 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this director 500,000 options to purchase shares of common stock at a price of $0.23 per share.

                The Company hired a new chief operating officer in 2003 and agreed that a portion of his compensation in the first and second year will be recorded as deferred compensation and will earn interest.  Accordingly, the Company has accrued $43,399 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this director 1,200,000 options to purchase shares of common stock at a price of $0.23 per share.

                A former officer and director of the Company received $32,000 in cash from the Company for consulting services rendered during the year ended December 31, 2003.  A former executive vice president of the Company received $65,920 in cash for consulting fees during the year ended December 31, 2003.

                On November 5, 2002, the Company granted 250,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to a director of the Company.

                On March 14, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company.  See Note 9.  Effective May 1, 2001, this individual resigned as president of the Company and remained a member of the board of directors until November 27, 2001.  The options granted to him expired unexercised on May 27, 2002.

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

31.1	Certification -18 USC 1350 Section 302
32.1	Certification -18 USC 1350 Section 906

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

                (b)  Reports on Form 8-K

                A report on Form 8-K regarding Item 5 was filed by the Company on June 14, 2004.

Item 14. Principal Accountant Fees and Services

For	Year Ended 12-31-03	Year Ended 12-31-04

Audit and Related Fees	$27,967	$24,981
Tax Fees	$0	$0
All Other Fees	$0	$0

                The Audit Committee of the Board of Directors  has concluded that fees charged to the Company by the principal accountant  in categories other than audit fees, if any are compatible with maintaining the principal accountant's independence.

ENVIROKARE TECH INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Stockholders' Equity	F-4

Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F7 - F30

The Board of Directors
Envirokare Tech, Inc.
Orlando, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a Nevada corporation and a development stage company) as of Decmeber 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2004 and 2003, and the results of its operations, stockholders' equity and its cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the financial statements, an error resulted in the incorrect reporting of the number of stock options granted and the corresponding valuation thereof. This error was discovered by management during the 2004 fiscal year. Accordingly, the financial statements for the year ended December 31, 2003 have been restated to correct this error.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 31, 2005

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
		(Restated)
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$432,155	$65,809
Deposits and retainers	22,466	22,466
Employee receivable	1,864	-
Prepaid expenses	-	5,916
Inventory	43,216	43,216

TOTAL CURRENT ASSETS	499,700	137,407

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Office equipment	25,292	18,167
Molds	170,912	170,912
Less accumulated depreciation	(12,538)	(8,050)

TOTAL PROPERTY AND EQUIPMENT	190,795	188,158

OTHER ASSETS
License agreement	525,000	525,000
Patent acquisition costs and technology rights	1,958,939	1,958,939

TOTAL OTHER ASSETS	2,483,939	2,483,939

TOTAL ASSETS	$3,174,435	$2,809,504

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$330,933	$327,285
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	280,000	-
Accrued compensation	182,325	47,085
Accrued interest	37,835	31,578
Accrued interest to stockholders	8,936	16,258
Capital equipment lease payable, current portion	5,200	3,144
Notes payable, current portion	64,902	61,965
Notes payable to shareholders, current portion	100,197	86,320

TOTAL CURRENT LIABILITIES	1,071,542	634,850

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	5,791	5,196
Notes payable, net of current portion	10,499	15,825
Notes payable to shareholders, net of current portion	1,476,594	1,584,566

TOTAL LONG-TERM LIABILITIES	1,492,884	1,605,587

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; 0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 38,943,980 and 32,992,394 shares
issued and outstanding, respectively	38,944	32,992
Additional paid-in capital	5,992,976	5,060,660
Stock options and warrants	2,452,199	1,524,708
Accumulated deficit during development stage	(7,874,110)	(6,049,293)

TOTAL STOCKHOLDERS' EQUITY	610,010	569,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,174,435	$2,809,504

Please see the notes to the consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Year Ended	Year Ended	June 15,1998
	December 31,	December 31,	(inception) to
	2004	2003	December 31,
		(Restated)	2004

REVENUES	$-	$62,150	$62,150

COST OF GOODS SOLD	-	(17,500)	(17,500)

GROSS PROFIT	-	44,650	44,650

E X P E N S E S
Consulting fees - related parties	436,823	799,462	1,500,928
Consulting fees - other	-	-	1,045,437
Board of directors fees	487,090	367,689	1,384,590
Rent	94,742	71,522	393,207
General and administrative	236,346	222,062	1,028,646
Depreciation	4,488	4,128	15,500
Professional fees	287,350	278,868	1,123,099
Research and development	6,909	64,816	89,768
Wages and salaries	44,332	43,625	219,836

TOTAL EXPENSES	1,598,080	1,852,172	6,801,011

LOSS FROM OPERATIONS	(1,598,080)	(1,807,522)	(6,756,361)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	577	577
Financing costs	-	(249,648)	(469,290)
Interest expense	(226,736)	(196,343)	(649,035)

TOTAL OTHER EXPENSE	(226,736)	(445,414)	(1,117,748)

LOSS BEFORE INCOME TAXES	(1,824,817)	(2,252,936)	(7,874,110)

INCOME TAXES	-	-	-

NET LOSS	$(1,824,817)	$(2,252,936)	$(7,874,110)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	35,811,303	31,570,042

Please see the notes to the consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Stock
	Preferred Stock		Common Stock		Additional	Options			Other	Total
	Number		Number		Paid-in	and	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Receivable	Deficit	Income	Equity
Issuance of common stock in June, 1998
for cash at $0.001 per share	-	$-	10,000,000	$10,000	$-	$-	$-	$-	$-	$10,000

Net loss for period ended December 31, 1998	-		-	-	-	-	-	(34,427)	-	(34,427)

Balance, December 31, 1998	-	-	10,000,000	10,000	-	-	-	(34,427)	-	(24,427)

Issuance of common stock at an average of $0.45
per share for cash	-	-	746,140	746	334,053	-	(105,000)	-	-	229,799

Issuance of preferred stock at $0.50 per share
for cash	500,000	500	-	-	249,500	-	-	-	-	250,000

Issuance of stock options for services	-	-	-	-	-	552,000	-	-	-	552,000

Contribution of capital by shareholders in the form
of foregone payment of accounts payable	-	-	-	-	1,847	-	-	-	-	1,847

Net loss for year ended December 31, 1999	-	-	-	-	-	-	-	(893,173)	-	(893,173)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,202)	(1,202)

Balance, December 31, 1999	500,000	500	10,746,140	10,746	585,400	552,000	(105,000)	(927,600)	(1,202)	114,844

Cash received for subscriptions receivable	-	-	-	-	-	-	105,000	-	-	105,000

Issuance of common stock at an average of $0.66
per share for cash	-	-	543,338	543	356,957	-	-	-	-	357,500

Expiration of stock options	-	-	-	-	120,000	(120,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	121,000	-	-	-	121,000

Stock options exercised at $0.58 per share	-	-	100,000	100	81,400	(24,000)	-	-	-	57,500

Stock issued for acquisition of Electroship Acquisition
Corporation, a wholly-owned subsidiary, at
$0.77 per share	-	-	2,500,000	2,500	1,922,500	-	-	-		1,925,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(611,329)	-	(611,329)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(2,846)	(2,846)

Balance, December 31, 2000	500,000	500	13,889,478	13,889	3,066,257	529,000	-	(1,538,929)	(4,048)	2,066,669

Expiration of stock options	-	-	-	-	132,000	(132,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	164,000	-	-	-	164,000

Issuance of common stock at $0.14 per share for cash
with attached warrants at $0.06 per share for cash	-	-	1,000,000	1,000	139,000	60,000	-	-	-	200,000

Conversion of preferred stock into common stock	(500,000)	(500)	10,000,000	10,000	(9,500)	-	-	-	-	-

Common stock repurchase at $0.02 per share	-	-	(533,334)	(533)	(6,967)	-	-	-	-	(7,500)

Warrants issued for financing expense	-	-	-	-	-	219,642	-	-	-	219,642

Foreign currency translation gain	-	-	-	-	-	-	-	-	4,048	4,048

Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(1,222,069)		(1,222,069)

Balance, December 31, 2001	-	$-	24,356,144	$24,356	$3,320,790	$840,642	$-	$(2,760,998)	$-	$1,424,790

Please see the notes to the consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional	Stock Options		Other	Total
	Number		Number		Paid-in	and	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income	Equity

Balance forward, December 31, 2001	-	$-	24,356,144	$24,356	$3,320,790	$840,642	$(2,760,998)	$-	$1,424,790

Issuance of common stock for services	-	-	700,000	700	111,300	-	-	-	112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash	-	-	3,000,000	3,000	168,950	128,050	-	-	300,000

Issuance of common stock at an average of $0.10 per share for
cash with attached warrants at an average of $0.05 per share for cash	-	-	2,000,000	2,000	196,050	101,950	-	-	300,000

Issuance of stock options for services	-	-	-	-	-	52,173	-	-	52,173

Expiration of stock options	-	-	-	-	476,000	(476,000)	-	-	-

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,035,359)	-	(1,035,359)

Balance, December 31, 2002	-	-	30,056,144	30,056	4,273,090	646,815	(3,796,357)	-	1,153,604

Issuance of options for board of directors fees	-	-	-	-	-	367,689	-	-	367,689

Issuance of options to related party consultants (restated)	-	-	-	-	-	529,811	-	-	529,811

Issuance of common stock for $0.20 per share for cash
with attached warrants at an average of $0.05 per share	-	-	1,616,250	1,616	265,759	55,875	-	-	323,250

Exercise of stock warrants	-	-	1,320,000	1,320	285,369	(88,688)	-	-	198,001

Issuance of warrants for debt financing costs	-	-	-	-	-	249,648	-	-	249,648

Expiration of stock warrants	-	-	-	-	236,442	(236,442)	-	-	-

Net loss for the year ended December 31, 2003 (restated)	-	-	-	-	-	-	(2,252,936)	-	(2,252,936)

Balance, December 31, 2003 (restated)	-	-	32,992,394	32,992	5,060,660	1,524,708	(6,049,293)	-	569,067

Issuance of common stock with attached warrants
at an average of $0.23 per share, less issuance costs of $122,118		-	3,903,750	3,904	538,286	238,560	-	-	780,750

Issuance of options for consulting services	-	-	-	-	-	57,094	-	-	57,094

Issuance of common stock and warrants for	-	-	647,836	648	117,432	15,920	-	-	134,000
retirement of debt

Issuance of options for directors fees	-	-	-	-	-	487,090	-	-	487,090

Issuance of warrant term extension at $0.02 per share, less
issuance costs of $18,002	-	-	-	-	(18,002)	144,827	-	-	126,825

Exercise of stock warrants	-	-	1,400,000	1,400	278,600	-	-	-	280,000

Expiration of stock warrants	-	-	-	-	16,000	(16,000)	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(1,824,817)	-	(1,824,817)

Balance, December 31, 2004	-	$-	38,943,980	$38,944	$5,992,976	$2,452,199	$(7,874,110)	$-	$610,010

Please see the notes to the consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	Year Ended	Year Ended	June 15, 1998
	December 31,	December 31,	(Inception) to
	2004	2003	December 31,
		(Restated)	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,824,817)	$(2,252,936)	$(7,874,110)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	4,488	4,128	15,500
Intangible asset expensed	-	-	9,520
Impairment of molds	-	-	27,000
Gain on sale of assets	-	(577)	(577)
Stock options issued for consulting fees	-	529,811	1,418,987
Stock options issued for directors fees	487,090	367,689	854,779
Common stock issued for consulting fees	57,094	-	169,094
Common stock issued for payment of expenses	134,000	-	134,000
Warrants issued for financing expenses	-	249,648	469,290
Warrant term extension granted for accrued compensation	24,000	-	24,000
Interest paid with refinance of debt	-	350,890	350,890
Changes in assets and liabilities:
Customer deposits	-	-	61,215
Inventory	-	(43,216)	(43,216)
Related party receivable	(1,864)	-	(1,864)
Prepaid expenses	5,916	(5,916)	-
Accounts payable	3,648	260,226	330,933
Accrued compensation	135,240	-	182,325
Accrued interest payable	(1,065)	(146,550)	61,524
Deposit owed on exclusivity agreement	280,000	-	280,000

Net cash used by operating activities	(696,270)	(686,803)	(3,530,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and retainers	-	39,888	(22,465)
Purchase of molds	-	(111,912)	(197,912)
Payments on license agreement	-	-	(525,000)
Patent costs	-	-	(10,129)
Purchase of equipment	(993)	(968)	(17,268)
Proceeds from sale of equipment	-	1,275	1,275

Net cash used in investing activities	(993)	(71,717)	(771,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	(3,481)	(1,123)	(4,604)
Payment of notes payable	(96,485)	(5,304)	(101,789)
Proceeds from sale of preferred stock	-	-	250,000
Proceeds from sale of common stock	1,060,750	521,250	3,141,797
Proceeds from sale of warrant term extension	102,825	-	102,825
Repurchase of common stock	-	-	(7,500)
Proceeds from notes payable, related parties	-	300,000	1,353,635

Net cash provided by financing activities	1,063,609	814,823	4,734,364

Net increase in cash	366,346	56,303	432,155

Cash and cash equivalents, beginning of period	65,809	9,506	-

Cash and cash equivalents, end of period	$432,155	$65,809	$432,155

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$39,346	$8,316	$54,335

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-	$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-	$-	$3,635
Note issued for pending patent to related party	$-	$-	$33,330
Note issued for deposit for stock	$-	$-	$100,000
Warrants issued for financing expenses	$-	$249,648	$469,290
Stock options issued for consulting fees	$-	$529,811	$1,418,987
Stock options issued for directors fees	$487,090	$367,689	$854,779
Common stock issued for consulting fees	$57,094	$-	$169,094
Common stock issued for payment of expenses	$134,000	$-	$134,000
Warrant term extension granted for accrued compensation	$24,000	$-	$24,000
Interest paid with refinance of debt	$-	$350,890	$350,890
Stockholder's contribution for equipment	$-	$-	$1,847
Equipment acquired via capital lease	$6,132	$9,463	$15,595

Please see the notes to the consolidated financial statements.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company is in the development stage and has not realized any significant revenues from planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses advertising costs as incurred.  The Company did not recognize advertising expenses during the years ending December 31, 2004 and 2003.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company are not entitled to paid vacation, paid sick days or other personal time off.  Accordingly, the accompanying financial statements do not include an accrual for such expenses.

Comprehensive Income and Loss

In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounts Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130").  SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances.  The adoption of SFAS 130, related to comprehensive income, is disclosed in the accompanying financial statements.  In past years, the Company had activity that resulted in required disclosure of comprehensive income and/or loss.  The Company is no longer involved in these activities and therefore no longer is required to have financial statement disclosure regarding comprehensive income.

Concentration of Risk

The Company maintains its cash in various commercial depository accounts in the United States.  At December 31, 2004, the Company's cash balance exceeded the Federal Deposit Insurance Corporation's insurability limits in the amount of $321,511.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.   They require that an entity recognize all derivatives

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

During the years ended December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation in June of 1998.  It is primarily engaged in the marketing of the TPF technology.  During 2003, the Company received an initial payment on a product development agreement and the purchase of one mold, but this was not sufficient for recognition as an operating company.

Earnings Per Share

Statement of Financial Accounting Standards No.128, "Earnings Per Share" (hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would be antidilutive.  Accordingly, basic and diluted net loss per share are the same.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, receivables, accounts payable, notes payable and accrued liabilities and expenses.  All instruments are accounted for on a historical basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,874,110, which includes a net loss of $1,824,817 for the year ended December 31, 2004, and has a working capital deficit and no revenues.  The Company, a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings.  Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite.  Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  Management anticipates that the Company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Inventory

Inventories, consisting of products available for sale, are recorded using the specific- identification method and valued at the lower of cost or market.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and accounts have been eliminated in the financial statements.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of such an asset.  See Note 11.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153").  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions."  This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs— an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151").  This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management has not yet determined how the adoption of this statement will impact the financial statements of the Company.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not impact the financial position or results of operations of the Company.

Reclassification and Restatement

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented. Additionally, the Company has restated its financial statements for the year ended December 31, 2003. See Note 14.

Research and Development

Research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller's price to the buyer is determinable, and collectibility is reasonably assured.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years.  Molds will be depreciated over their estimated useful lives once placed in service. Depreciation expense for the year ended December 31, 2004 and 2003 was $4,488 and $4,128, respectively.

The following is a summary of the Company's equipment and related accumulated depreciation at December 31, 2004 and 2003:

	2004	2003

Furniture and fixtures	$7,129	$7,129
Office equipment	25,292	18,167
Molds	170,912	170,912
	203,333	196,208
Less: Accumulated depreciation	(12,538)	(8,050)

	$190,795	$188,158

NOTE 4 – INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's reported results of operations.

Intangible assets are tested for impairment on an annual basis. At December 31, 2004 and 2003, the Company considered the acquisition costs of its intangible assets to be fully recoverable.  The Company intends to commence the amortization of such costs when the assets are deemed to be place in service.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 4 – INTANGIBLE ASSETS (continued)

License Agreement

In March 2001, the Company obtained the rights to its Thermoplastic Flow forming process ("TPF technology") in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.

Patent Acquisition Costs and Technology Rights

The Company acquired rights in an invention and its related provisional patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce" in connection with its December 2000 merger with Electroship Acquisition Corporation.  This application expired.  The Company re-filed the application and the patent is presently listed as pending.  The Company is evaluating options to develop aspects of the electronic technology as it relates to shipping and commerce applications.

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

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

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years.  See Note 6.

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

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 6 – LONG-TERM DEBT

Summarized information about the Company's long-term debt at December 31, 2004 and 2003, is as follows:

	2004	2003

Shareholder notes, monthly principal and
interest payments at 12% and 15%,
maturing July and December, 2006,
uncollateralized	$200,901	$294,997

Shareholder notes, monthly interest
payments at 12%, maturing December,
2006, uncollateralized	1,375,890	1,375,890

Note payable, interest accrued at 10%,
payable at an undetermined date
(see Note 9), uncollateralized	61,965	61,965

Capital lease agreements, maturing at
various date in 2006 and 2007,
collateralized by equipment	10,991	8,340

Note payable, monthly principal
and interest payments at 12%, maturing
October, 2008, uncollateralized	13,436	15,825

Less: Current portion	(170,299)	(151,430)
	$1,492,884	$1,605,587

Loan maturities for each of the five years following December 31, 2004 are as follows:

2005	$170,299
2006	1,484,758
2007	4,667
2008	3,459
2009	-
$1,663,183

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 7 – COMMON STOCK

During the year ended December 31, 2004, the Company received $780,750 from the private sale of 3,903,750 shares of its common stock at an average of $0.23 per share.  In addition, these purchasers received warrants to purchase additional shares of common stock, exercisable at $0.40 per share for a period of two to three years.  The warrants were valued at $238,560.  Additionally, 647,836 shares were issued in consideration for $34,000 in accounts payable debt and $100,000 in related party debt.  The fair market value of the shares issued for accounts payable and related party debt were $0.23 and $0.18, respectively.  Also during 2004, the Company issued 1,400,000 shares of its common stock upon the exercise of warrants by Nova Chemicals, Inc.  See Note 13.

During the year ended December 31, 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices from $0.50 to $0.15 per share if exercised on or before February 14, 2003.  This offer resulted in the Company raising $198,001 in cash and issuing 1,320,000 shares of common stock.  Participants were issued replacement warrants, exercisable over a two-year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Additionally, the Company received $323,250 from the private sale of 1,616,250 shares of its common stock at $0.20 per share.  The purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.

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
DECEMBER 31, 2004

NOTE 7 – COMMON STOCK (continued)

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

On February 22, 1999 the Company's board of directors authorized a 1-for-2 reverse split of the Company's $0.001 par value common stock.

Upon incorporation on September 15, 1998, 10,000,000 shares of common stock were issued at $0.001 per share.  At December 31, 1998, this common stock was held by 30 shareholders, none of whom held in excess of ten percent of the total.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 8 – PREFERRED STOCK

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2004: risk-free interest rate of 4%, volatility of 53%, and terms of three to nine years.

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
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

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

Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.23	7,525,000	7.85	$0.23	7,525,000	$0.23
0.30	100,000	4.75	0.30	100,000	0.30
0.40	250,000	4.75	0.40	250,000	0.40
0.575	250,000	4.75	0.575	250,000	0.575
$0.23 - 0.575	8,125,000	7.62	$0.25	8,125,000	$0.25

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	700,000	$0.43	3,300,000

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

Following is a summary of the Company's stock option activity during the years ending December 31, 2004 and 2003:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2003	700,000	$0.37
Granted	4,487,500	0.23
Canceled	-	-
Exercised	-	-
Options outstanding at December 31, 2003	5,187,500	0.24
Granted	3,037,500	0.23
Canceled	(100,000)	0.50
Exercised	-	-
Options outstanding at December 31, 2004	8,125,000	$0.25

The weighted average fair market value of stock options granted for the years ended December 31, 2004 and 2003 was $0.28 and $0.26, respectively.

During 2004, the Company granted options to purchase 2,750,000 shares of common stock in consideration for directors' fees valued at $487,090.  Additionally, the Company granted options to purchase 287,500 shares of common stock in consideration for consulting services valued at $57,094.  Also during 2004, 100,000 options expired.

During 2003, the Company granted options to purchase 1,787,500 shares of common stock to members of the board of directors, valued at $367,689.  In addition, the Company granted 2,700,000 options to related party consultants, valued at $529,811.  See Note 14.

During 2002, the Company issued 350,000 stock options valued at $52,173, and 2,300,000 stock options expired, which were valued at $476,000.

During 2001, the Company issued 1,000,000 stock options valued at $164,000, and 550,000 stock options expired, which were valued at $132,000.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at December 31, 2003 and 2004 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at 1/1/03	9,075,000	$0.20 - $0.50	$0.16	6/05 - 2/06

Warrants issued in connection
with stock issuance	2,936,250	$0.40 - $0.75	$0.23	2/05 - 7/08

Warrants issued for debt
financing costs	6,025,000	$0.20 - $0.24	$0.23	2/05 - 7/08

Exercise of warrants	(1,320,000)	$0.15	$0.15	6/03

Expiration of warrants	(3,355,000)	$0.195 - $0.50	$0.18	6/03 - 11/03

Outstanding at 12/31/03	13,361,250

Warrants issued in connection
with stock issuance	7,428,750	$0.40	$0.21	1/08-9/08

Warrants issued in connection
with exclusivity agreement	1,400,000	$0.20	$0.20	9/14

Exercise of warrants	(1,400,000)	$0.20	$0.20	9/14

Expiration of warrants	(400,000)	$0.50	$0.28	9/04

Outstanding at 12/31/04	20,390,000

During the year ended December 31, 2004, the Company issued 7,428,750 warrants valued at $376,598, less issuance costs of $122,118.  In October of 2004, the Company issued an extension offer to existing holders of the Company's warrants that expired after January 1, 2004.  The extension offer, provided at a price of $0.02 per warrant, increased the exercise period of the related warrants by fifteen months from the current date of expiration.   The Company received cash proceeds of $102,825 from participants to the warrant extension offering.  Additionally, the Company issued 1,400,000 warrants under an exclusivity agreement with Nova Chemicals, Inc.  These warrants were immediately exercised in December 2004; therefore no value was assigned (see Note 13).  Also during 2004, 400,000 warrants expired.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants (continued)

During the year ended December 31, 2003, the Company sold 1,616,250 shares of its common stock at $0.20 per share to purchasers who received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.  The warrants were valued at $55,875 and were recorded in the Company's operating expenses.

In 2003, two shareholders received warrants to purchase 300,000 shares of common stock, exercisable at $0.20 per share, expiring on July 22, 2006.  The value of the warrants issued was $0.12 per share, or $34,260, and is included as an operating expense in the financial statements.

In another warrant agreement in 2003 between the Company and a director/shareholder, the shareholder received warrants to purchase 600,000 shares of common stock, exercisable at $0.20 per share, expiring on December 1, 2006.  The value of the warrants issued was $0.13 per share, or $76,500, and is included in the Company's operating expenses.

In December 2003, the Company renegotiated its outstanding loans and accrued interest.  Warrant agreements were signed by the Company and the lenders on December 1, 2003 and were approved by the board of directors.  The lenders received warrants to purchase 5,125,000 shares of common stock, exercisable at $0.24 per share, expiring on December 1, 2006.  The value of the warrants was $0.03 per share, or $138,888, and is included in operating expense in the financial statements.

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

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants (continued)

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

NOTE 10 – RELATED PARTIES

During the year ended December 31, 2004, the Company granted 2,750,000 common stock options in consideration for directors fees.  In addition, the Company granted 287,500 options to related party consultants.

During the year ended December 31, 2003, the Company granted 1,787,500 common stock options in consideration for directors fees.  In addition, the Company granted 2,700,000 options to related party consultants.

The Company hired a chief executive officer in 2003 and agreed that a portion of his compensation in the first and second year of his employment will be recorded as deferred compensation and will earn interest.  Accordingly, the Company has accrued $94,999 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this officer 2,000,000 options to purchase shares of common stock at a price of $0.23 per share.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 10 – RELATED PARTIES (continued)

The Company hired a new director of operations in 2003 and agreed that a portion of his compensation in the first and second year will be recorded as deferred compensation and will earn interest.  Accordingly, the Company has accrued $52,863 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this director 500,000 options to purchase shares of common stock at a price of $0.23 per share.

The Company hired a new chief operating officer in 2003 and agreed that a portion of his compensation in the first and second year will be recorded as deferred compensation and will earn interest.  Accordingly, the Company has accrued $43,399 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this director 1,200,000 options to purchase shares of common stock at a price of $0.23 per share.

A former officer and director of the Company received $32,000 in cash from the Company for consulting services rendered during the year ended December 31, 2003.  A former executive vice president of the Company received $65,920 in cash for consulting fees during the year ended December 31, 2003.

On November 5, 2002, the Company granted 250,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to a director of the Company.

On March 14, 2001, the Company granted 100,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company.  See Note 9.  Effective May 1, 2001, this individual resigned as president of the Company and remained a member of the board of directors until November 27, 2001.  The options granted to him expired unexercised on May 27, 2002.

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
DECEMBER 31, 2004

NOTE 10 – RELATED PARTIES (continued)

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

See Note 5 for related party notes payable.

NOTE 11 – INCOME TAXES

At December 31, 2004, the Company had net deferred tax assets of approximately $2,060,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004.

The significant components of the deferred tax asset at December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003

Net operating loss carryforward	$5,220,000	$3,950,000

Deferred tax asset	$2,060,000	$1,560,000
Deferred tax asset valuation allowance	$(2,060,000)	$(1,560,000)

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 11 – INCOME TAXES (continued)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $5,220,000, which expire in the years 2018 through 2024.  The change in the allowance account from December 31, 2003 to December 31, 2004 was $500,000.

The Company recognized $544,184 and $897,500 of losses from the issuance of stock options during the years ended December 31, 2004 and 2003, respectively, which were not deductible for tax purposes.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease for office space in >Orlando, Florida on September 16, 2002 for a period of 36 months.  Lease payments are currently $3,021 per month, with additional charges for common area.  A security deposit was paid in the amount of $2,600.  Total Orlando lease payments for the years ended December 31, 2004 and 2003 were $38,243 and $34,047 respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this office space is being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amount to $1,942.  Total net lease payments for the years ended December 31, 2004 and 2003 were $27,344 and $24,692, respectively.

The future minimum lease payments below for the Boca Raton office are the total amount of the payments as if there was no sublease.  The Company anticipates the sublease to continue through the end of the lease term.

The Company also records as rent expense, payments to officers and directors for lodging reimbursement.   The Company is not contractually bound by lease agreements to make such payments.  For the year ended December 31, 2004, the Company recorded $29,155 related to these transactions.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Agreements (continued)

Future annual minimum operating lease payments for the terms of the Orlando and  Boca Raton lease agreements are as follows for the years ending December 31:

	Orlando Office	Boca Raton Office	Total

2005	$27,189	$23,304	$50,493
2006	$-	$3,884	$3,884

Capital Leases Agreements

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases.  The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements.  The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month.  Interest of $982 and $348 was paid during the years ended December 31, 2004 and 2003, respectively.

During year ended December 31, 2004, the Company acquired additional computer equipment under capital lease agreements.  These leases, totaling $6,132, are for 36 months, with interest and principal payments of $222 per month.  Interest of $489 was paid during the year ended December 31, 2004.  Future minimum capital lease payments are as follows:

2005	$5,200
2006	4,854
2007	937
2008	-
2009	-
$10,991

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company is a named defendant along with others including a director of the Company in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties, which could total more than $300,000.  The Company has denied all liability, ownership, or other involvement with Sport Quest LLC.  The matter is in the pleading stage.

The Company is the defendant in an action commenced by its former law firm for unpaid legal services in the amount of $18,952.  The Company has filed a motion to dismiss.  The motion is still pending. Although the Company intends to vigorously defend the action, there have been discussions with the plaintiff concerning a settlement.  The Company has included in the accompanying financial statements a liability for $18,952.

Schaefer Systems International, Inc.

On March 28, 2003, the Company entered into a product development agreement with Schaefer Systems International, Inc., (hereinafter "SSI") wherein the Company would design, develop and produce a quantity of prototypes for field testing.  An initial payment of $61,215 was made by SSI to the Company to facilitate the development of a proprietary product.

The Company has delivered part of the first run of development parts.  The initial period of the development contract has expired.  Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished.  At such time as the product is delivered to SSI in its final form, the Company will recognize the initial deposit as revenue.

NOTE 13 – EXCLUSIVITY AGREEMENT

In June 2004, the Company entered into a short-term exclusivity agreement with Nova Chemicals, Inc. (hereinafter "Nova) related to the use, license or sublicense of the Company's TPF Technology.  Under the agreement, Nova paid the Company $250,000 and the Company issued to Nova a common stock purchase warrant for 1,250,000 shares at a purchase price of $0.20 per share.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 13 – EXCLUSIVITY AGREEMENT (continued)

During the third quarter of 2004, the Company received an additional $30,000 from Nova and announced that the term of its exclusivity agreement with Nova had been extended to December 1, 2004 and that Nova was entitled to receive 150,000 additional common stock purchase warrants exercisable at $0.20 per share.

In December of 2004, the Company received $280,000 from Nova when the aforementioned common stock purchase warrant was exercised.  The Company announced that it was negotiating definitive agreements with Nova to form a joint venture for the purpose of commercializing new Thermoplastic Flow forming ("TPF") technology.  This joint venture was subsequently formed in March 2005 and is more fully described in Note 15.

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been restated to correct information concerning stock options granted during 2003, and the Company's valuation thereof.  The effect of the restatement was to increase related party consulting fees as reported and stock options and warrants in the amount of $529,811.  Accordingly, the Company's accumulated deficit at December 31, 2003 has been restated to reflect this correction.  The correction increased the Company's loss per share by $0.02.

Additionally, the Company has reclassified various expenses for the year ended December 31, 2003.

NOTE 15 – SUBSEQUENT EVENTS

In March, 2005, the Company announced that it had executed a definitive merger agreement in which Thermoplastic Composite Design (hereinafter "TCD") will merge with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter "ECC").  The transaction will combine all of TCD's business, including its intellectual property, assets and contracts with ECC.  The merger agreement provides for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which in total will amount to $15 million.

Also in March, 2005, the Company announced that ECC has executed a 50:50 joint venture agreement with Nova Chemicals, Inc., to create a new company, LRM Industries LLC, to commercialize the Company's Thermoplastic Flow forming technology ("TPF").  The Company will contribute its intellectual property rights, technology, manufacturing equipment and all TPF business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals will contribute certain specified capital and services.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 15 – SUBSEQUENT EVENTS (continued)

Additionally, the Company's chief executive officer resigned in order to take the position of chief executive officer of LRM Industries, LLC.  The Company has elected a new chief executive officer.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,  on April 15, 2005.

Registrant	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis Acting President, Chief Operating Officer