Form 10KSB/A
period 2004-12-31
ENVIROKARE TECH INC
filed 2005-04-22
CIK 1065677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A No. 1

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

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to Envirokare Tech, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on April 15, 2005, is being filed to amend the Original Filing as follows:

[X] Item 13. Exhibits and Reports on Form 8-K is amended to to include officer certifications which were inadvertently omitted in the original filing on Form 10K-SB.

[X] To file Exhibit 32.1 to this Amendment No. 1.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

31.1	Certification -18 USC 1350 Section 302
31.2	Certification -18 USC 1350 Section 302
32.1	Certification -18 USC 1350 Section 906

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

                (b)  Reports on Form 8-K

                A report on Form 8-K regarding Item 5 was filed by the Company on June 14, 2004.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2005.

Registrant	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis Acting President, Chief Operating Officer