Form 10QSB
period 2005-03-31
ENVIROKARE TECH INC
filed 2005-06-01
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from _____ to _____

Commission file number: 000-26095

ENVIROKARE TECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412549

(State of incorporation)	(IRS Employer Identification Number)

5850 T.G. Lee Blvd., Suite 535, Orlando, Florida 32822

(Address of principal executive office)

(407) 856-8882

(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common
Stock, par value $.001 per share, outstanding as of March 31, 2005, was
39,056,480.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Cash Flows
        Condensed Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operations
Item 3. Control and Procedures

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$2,574,635	$432,155
Deposits and retainers	22,466	22,466
Employee and related party receivables	6,127	1,864
Inventory	43,216	43,216

TOTAL CURRENT ASSETS	2,646,443	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	375,292	25,292
Molds	170,912	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(22,825)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	930,508	190,795

OTHER ASSETS
License agreement	-	525,000
Patents, net	10,616,551	1,958,939

TOTAL OTHER ASSETS	10,616,551	2,483,939

TOTAL ASSETS	$14,193,503	$3,174,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$423,502	$330,933
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	-	280,000
Accrued compensation	114,500	182,325
Accrued interest	39,363	37,835
Accrued interest to stockholders	6,373	8,936
Capital equipment lease payable, current portion	7,365	5,200
Notes payable, current portion	3,026	64,902
Notes payable to shareholders, current portion	104,000	100,197

TOTAL CURRENT LIABILITIES	759,343	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	3,626	5,791
Notes payable, net of current portion	5,729,129	10,499
Notes payable to shareholders, net of current portion	1,456,963	1,476,594

TOTAL LONG-TERM LIABILITIES	7,189,718	1,492,884

MINORITY INTEREST IN SUBSIDIARY	4,995,764	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; 0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 39,056,480 and 38,943,980 shares
issued and outstanding, respectively	39,057	38,944
Additional paid-in capital	6,048,479	5,992,976
Stock options and warrants	3,177,584	2,452,199
Accumulated deficit during development stage	(8,016,442)	(7,874,110)

TOTAL STOCKHOLDERS' EQUITY	1,248,678	610,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,193,503	$3,174,435

See Notes to Financial Statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				June 15,1998
		Three Months Ended		(inception) to
		March 31,	March 31,	March 31,
		2005	2004	2005
		(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$62,150

COST OF GOODS SOLD		-	-	(17,500)

GROSS PROFIT		-	-	44,650

E X P E N S E S
Consulting fees - related parties		54,532	100,002	1,555,460
Consulting fees - other		-	-	1,045,437
Board of directors fees		-	-	1,384,590
Rent		29,163	23,172	422,370
General and administrative		96,254	52,036	1,124,901
Depreciation and amortization		38,596	1,396	54,096
Professional fees		160,253	62,213	1,283,352
Research and development		1,377	5,059	91,145
Wages and salaries		14,488	21,378	234,324

TOTAL EXPENSES		394,663	265,256	7,195,675

LOSS FROM OPERATIONS		(394,663)	(265,256)	(7,151,025)

OTHER INCOME (EXPENSES)
Gain on sale of assets		-	-	577
Gain on exclusivity agreement		280,000	-	280,000
Financing costs		-	-	(469,290)
Interest income (expense)		(31,905)	(63,567)	(680,940)

TOTAL OTHER EXPENSE		248,095	(63,567)	(869,653)

LOSS BEFORE INCOME TAXES		(146,568)	(328,823)	(8,020,678)

INCOME TAXES		-	-	-

MINORITY INTEREST ALLOCATION		4,236	-	4,236

NET LOSS		$(142,332)	$(328,823)	$(8,016,442)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING		38,975,924	34,021,677

See Notes to Financial Statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			June 15,1998
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,332)	$(328,823)	$(8,016,442)
Loss allocated to minority interest	(4,236)	-	(4,236)

	(146,568)	(328,823)	(8,020,678)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	38,596	1,396	54,096
Intangible asset expensed	-	-	9,520
Impairment of molds	-	-	27,000
Gain on sale of assets	-	-	(577)
Stock options issued for consulting fees	-	-	1,418,987
Stock options issued for directors fees	-	-	854,779
Common stock issued for consulting fees	-	-	169,094
Common stock issued for payment of expenses	-	-	134,000
Warrants issued for financing expenses	-	-	469,290
Warrant term extension granted for accrued compensation	-	-	24,000
Interest paid with refinance of debt	-	-	350,890
Changes in assets and liabilities:
Customer deposits	-	-	61,215
Inventory	-	-	(43,216)
Employee and related party receivables	(4,263)	-	(6,127)
Prepaid expenses	-	(2,789)	-
Accounts payable	92,569	90,247	423,502
Accrued compensation	(67,825)	-	114,500
Accrued interest payable	(1,035)	2,567	60,489
Deposit owed on exclusivity agreement	(280,000)	-	-

Net cash used by operating activities	(368,526)	-	(3,899,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and retainers	-	-	(22,465)
Purchase of molds	-	-	(197,912)
Payments on license agreement	-	-	(525,000)
Patent costs	(12,712)	-	(22,841)
Purchase of equipment	-	-	(17,268)
Proceeds from sale of equipment	-	-	1,275

Net cash used in investing activities	(12,712)	-	(784,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-	(884)	(4,604)
Payment of notes payable	(16,282)	(21,004)	(118,071)
Proceeds from sale of preferred stock	-	-	250,000
Proceeds from sale of common stock	40,000	279,350	3,181,797
Proceeds from sale of warrant term extension	-	-	102,825
Repurchase of common stock	-	-	(7,500)
Proceeds from notes payable, related parties	-	-	1,353,635
Proceeds from minority interest capital contribution	5,000,000		5,000,000
Payment on acquisition agreement	(2,500,000)	-	(2,500,000)

Net cash provided by financing activities	2,523,718	257,462	7,258,082

Net increase in cash	2,142,480	257,462	2,574,635

Cash and cash equivalents, beginning of period	432,155	65,810	-

Cash and cash equivalents, end of period	$2,574,635	$323,272	$2,574,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$32,760	$60,376	$87,095

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-	$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-	$-	$3,635
Note issued for pending patent to related party	$-	$-	$33,330
Note issued for deposit for stock	$-	$-	$100,000
Warrants issued for financing expenses	$-	$-	$469,290
Stock options issued for consulting fees	$-	$-	$1,418,987
Stock options issued for directors fees	$-	$-	$854,779
Common stock issued for consulting fees	$-	$-	$169,094
Common stock issued for payment of expenses	$-	$-	$134,000
Warrant term extension granted for accrued compensation	$-	$-	$24,000
Interest paid with refinance of debt	$-	$-	$350,890
Stockholder's contribution for equipment	$-	$-	$1,847
Equipment acquired via capital lease	$-	$-	$15,595
Stock options issued in acquistion	$741,000	$-	$741,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208	$-	$8,157,208

See Notes to Financial Statements.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

During 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the Thermoplastic Flow forming process (variously referred to herein as "TPF Process", the "Process" or "TPF technology").  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The pallet is now composed of long-fiber reinforced thermoplastic composite and will be manufactured using the acquired TPF technology.

In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc. (hereinafter "TCD").  These assets were subsequently contributed to LRM Industries, LLC, a joint venture with Nova Chemicals, Inc. (hereinafter "Nova"), to commercialize the Company's TPF technology.  The joint venture is being accounted for as a majority control subsidiary, with Nova's interest treated as a minority interest.  See Note 10.

The Company's current operating strategy is based on developing products to be manufactured by the TPF Process, as well as marketing the TPF technology to potential sublicensees.  The Company maintains offices in Orlando, Florida. The Company has elected a fiscal year-end of December 31.

The Company's consolidated financial statements include the following entities:  Electroship Acquisition Corporation, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., and LRM Industries, LLC.

NOTE 2 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 2 – BASIS OF PRESENTATION (continued)

normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $8,016,442 through March 31, 2005, and has had no revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern.   The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years.  Molds will be depreciated over their estimated useful lives once placed in service. Depreciation expense for the three months ended March 31, 2005 and 2004 was $10,287 and $1,396, respectively.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

The following is a summary of the Company's property and equipment and related accumulated depreciation:

	March 31,	December 31,
	2005	2004

Furniture and fixtures	$7,129	$7,129
Equipment	375,292	25,292
Molds	170,912	170,912
Buildings	50,000	-
Land	350,000	-

	953,333	203,333
Less: Accumulated depreciation	(22,825)	(12,538)

	$930,508	$190,795

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis. At March 31, 2005, the Company considered the acquisition costs of its intangible assets to be fully recoverable.  The Company will commence the amortization of such costs when the assets are placed in service.

License Agreement

In March 2001, the Company obtained the rights to its TPF process in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  This license agreement was treated as part of the acquisition costs and eliminations in the acquisition of TCD.  See Note 10.

Patents and Patents Pending

The Company acquired rights in an invention and its related provisional patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce" in connection with its December 2000 merger with Electroship Acquisition Corporation.  This application expired.  The Company re-filed the application and the patent is presently pending.  The Company is evaluating options to develop aspects of the electronic technology as it relates to shipping and commerce applications.  Amortization expense for the three months ended March 31, 2005 was $28,309.

In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc., which included patents and other intellectual property.  See Note 10.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share.  These warrants are fully exercisable for up to three years from the date of issuance.

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

Also in December 2003, the Company rolled a portion of its outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest only payable in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants totaling 5,125,000 were attached to these loans, with an exercise price of $0.20 per share.  These warrants are fully exercisable for up to three years from the date of issuance.

NOTE 6 – COMMON STOCK

During the three months ended March 31, 2005, the Company issued 62,500 shares of its common stock when warrants were exercised at $0.40 per share for a total of $25,000.  In addition, 50,000 shares were issued when stock options were exercised at $0.30 per share for a total of $15,000.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

Summarized information about stock options outstanding and exercisable at March 31, 2005 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.23	7,525,000	7.60	$0.23	7,525,000	$0.23
0.30	50,000	4.50	0.30	50,000	0.30
0.40	250,000	4.50	0.40	250,000	0.40
0.57	250,000	4.50	0.57	250,000	0.57
0.94	1,300,000	2.90	0.94	1,300,000	0.94

$0.23 - 0.57	9,375,000	6.77	$0.34	9,375,000	$0.25

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	700,000	$0.43	3,300,000

Following is a summary of the Company's stock option activity during the three months ending March 31, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,125,000	$0.25
Granted	1,300,000	0.94
Canceled	-	-
Exercised	(50,000)	0.30

Options outstanding at March 31, 2005	9,375,000	$0.34

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 7 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at March 31, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,390,000	$0.20 - $0.75	$0.20	2/05 - 9/14

Exercise of warrants	(62,500)	$0.40	$0.25	2/06

Expiration of warrants	(20,000)	$0.75	$0.23	2/05

Balance, March 31, 2005	20,307,500

NOTE 8 – INCOME TAXES

At March 31, 2005, the Company had net deferred tax assets of approximately $2,120,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2005.

The significant components of the deferred tax asset at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Net operating loss carryforward	$5,366,000	$5,220,000

Deferred tax asset	$2,120,000	$2,060,000

Deferred tax asset valuation allowance	$(2,120,000)	$(2,060,000)

At March 31, 2005, the Company had net operating loss carryforwards of approximately $5,366,000, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to March 31, 2005 was $60,000.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  Lease payments are currently $3,021 per month, with additional charges for common area.  A security deposit was paid in the amount of $2,600.  Total payments under this lease for the three months ended March 31, 2005 and 2004 were $9,064 and $8,719 respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space is being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amount to $1,942.  Total net lease payments for the three months ended March 31, 2005 and 2004 were $5,826 and $5,293, respectively.

The future minimum lease payments below for the Boca Raton office are the total amount of the payments as if there was no sublease.  The Company anticipates the sublease to continue through the end of the lease term.

The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the three months ended March 31, 2005, the Company recorded $7,273 related to these transactions.

Future annual minimum operating lease payments for the terms of the Orlando and  Boca Raton lease agreements are as follows for the years ending December 31:

	Orlando Office	Boca Raton Office	Total

2005	$18,126	$17,478	$35,604

2006	$-	$3,884	$3,884

The Company leases its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM, LLC.  The two-year agreement provides for rents of $7,000 per month.  These transactions have been eliminated in the consolidation of these financial statements.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Schaefer Systems International, Inc. (continued)

The Company has delivered part of the first run of development parts.  The initial period of the development contract has expired.  Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished.  At such time as the product is delivered to SSI in its final form, the Company will recognize the initial deposit as revenue.

NOTE 10 – ACQUISITIONS

In March, 2005, the Company announced that it had executed a definitive merger agreement in which Thermoplastic Composite Design (hereinafter "TCD") merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter "ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts with ECC.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period totaling $15 million.   The current value of this note was determined by applying a discount rate of 12%.  The original note value under this discount was $8,157,208, of which $2,500,000 was paid during the quarter.

Following is a summary of the assets acquired under the TCD merger agreement:

Equipment	$350,000
Real property	400,000
Patents	7,413,564

Assets acquired	$8,163,564

Also in March, 2005, the Company announced that ECC executed a 50:50 joint venture agreement with Nova Chemicals, Inc., and created a new company, LRM Industries LLC, to commercialize the Company's TPF technology.  The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals has contributed $5,000,000 in cash and has agreed to contribute future services valued at $1,000,000.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 10 – ACQUISITIONS (continued)

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Patents	8,679,564
Future payments to TCD shareholders,
discounted at 12%	(8,157,208)
Short-term debt due to Envirokare	(125,000)
Accounts payable	(6,356)

Net assets contributed	$741,000

The value ascribed to contributed patents includes $525,000 previously paid to TCD under a licensing agreement and 1,300,000 common stock options granted to former TCD shareholders, which were valued at $741,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                Product Development - Beam: The Company conducted product development for a structural beam having  application in the housing and marine industries.   A prototype mold was built by TCD for the company in 2002 at a cost of $16,000.  The Beam is designed to carry specific weights or loads and to act as an interconnector for structural components for modular structures an docks.

                Product Development - Schaefer Systems International, Inc.: On March 28, 2003, the Company entered into a product development and purchase agreement with SSI replacing a earlier agreement dated August 6, 2002.  Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI,  the Company designed and developed and produced a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions.  No work has been done since initial development on this contract and there is no assurance that further work will take place.  Several terms of the contract remain unexecuted.

Product Marketing and Market Exploitation:

                The Company's plan for the marketing and exploitation of its technologies over the next twelve (12) months through LRM Industries, LLC, its Joint Venture with NOVA Chemicals, Inc., includes:

                a. direct development and manufacturing of products for materials handling, construction, housing, marine and other commercial and consumer applications.

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

Liquidity:

                The Company has budgeted expenditures of $600,000 for the 12 months ending September 30, 2006.  During the period ended March 31, 2005, the Company raised $40,000 from the private placement of the Company's Common shares and had cash remaining at March 31, 2005 of $2,574,635 including cash balances in LRM Industries, LLC.    LRM Industries, LLC, the Company's joint venture with NOVA Chemicals, Inc. was funded with $5,000,000 in cash and $1,000,000 in services by NOVA Chemicals, Inc.  The Company expects to raise any additional funds required  through private placement of additional shares.   Although management believes these sources to be sufficient, there is no assurance that the Company will be successful in raising additional capital to fund operations.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

                During the Three Months ended March 31, 2005, the Company issued 62,500 shares of its common stock when warrants were exercised at $0.40 per share for a total of $25,000. In addition 50,000 shares were issued when stock options were exercised at $0.30 per shares for a total of $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 2005.

ENVIROKARE TECH INC.

June 1, 2005	By:	/s/ George Kazantzis

George Kazantzis Acting President