Form 10QSB
period 2005-06-30
ENVIROKARE TECH INC
filed 2005-08-15
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common
Stock, par value $.001 per share, outstanding as of June 30, 2005, was
39,670,945.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

                This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB which address activities, events or developments which Envirokare Tech Inc., ("Envirokare" or the "Company") expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.  These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

                These statements are based on certain assumptions and analysis made by the management of Envirokare in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
A S S E T S	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,262,093	$432,155
Accounts receivable	61,111	-
Deposits and retainers	29,419	22,466
Employee and related party receivables	1,892	1,864
Prepaid expenses	600,000	-
Inventory	-	43,216

TOTAL CURRENT ASSETS	2,954,515	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	375,861	25,292
Molds	170,912	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(32,020)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	921,883	190,795

OTHER ASSETS
License agreement	-	525,000
Prepaid expenses - long term	400,000	-
Patents, net	10,419,861	1,958,939
TOTAL OTHER ASSETS	10,819,861	2,483,939

TOTAL ASSETS	$14,696,259	$3,174,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$356,478	$330,933
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	-	280,000
Deposits for stock purchase	217,617	-
Accrued compensation	194,249	182,325
Accrued interest	322,430	37,835
Accrued interest to stockholders	-	8,936
Capital equipment lease payable, current portion	7,365	5,200
Notes payable, current portion	61,965	64,902
Notes payable to shareholders, current portion	91,191	100,197

TOTAL CURRENT LIABILITIES	1,312,509	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	3,626	5,791
Notes payable, net of current portion	5,668,384	10,499
Notes payable to shareholders, net of current portion	1,427,017	1,476,594

TOTAL LONG-TERM LIABILITIES	7,099,027	1,492,884

MINORITY INTEREST IN SUBSIDIARY	5,832,096	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 39,670,945 and 38,943,980 shares
issued and outstanding, respectively	39,671	38,944
Additional paid-in capital	6,232,204	5,992,976
Stock options and warrants	3,134,571	2,452,199
Accumulated deficit during development stage	(8,953,819)	(7,874,110)

TOTAL STOCKHOLDERS' EQUITY	452,626	610,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,696,259	$3,174,435

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					June 15,1998
	Three Months Ended		Six Months Ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$214,696	$-	$214,696	$-	$276,846

COST OF GOODS SOLD	(160,931)	-	(160,931)	-	(178,431)

GROSS PROFIT	53,765	-	53,765	-	98,415

E X P E N S E S
Consulting fees - related parties	293,969	78,654	348,501	178,656	1,849,429
Consulting fees - other	3,478	18,000	3,478	56,780	1,048,915
Board of directors fees	-	-	-	-	1,384,590
Rent	16,676	20,199	45,839	38,312	439,046
General and administrative	255,738	47,141	351,992	104,236	1,380,639
Depreciation and amortization	160,225	684	198,821	2,048	214,321
Professional fees	(33,420)	82,725	126,833	144,938	1,249,932
Research and development	116,240	-	117,617	5,059	207,385
Wages and salaries	5,129	18,015	19,617	39,393	239,453

TOTAL EXPENSES	818,034	265,418	1,212,697	569,422	8,013,709

LOSS FROM OPERATIONS	(764,269)	(265,418)	(1,158,931)	(569,422)	(7,915,294)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	-	-	-	577
Gain on exclusivity agreement	-	-	280,000	-	280,000
Financing costs	-	-	-	-	(469,290)
Interest expense	(336,650)	(51,754)	(368,555)	(115,321)	(1,017,590)

TOTAL OTHER EXPENSE	(336,650)	(51,754)	(88,555)	(115,321)	(1,206,303)

LOSS BEFORE INCOME TAXES	(1,100,919)	(317,172)	(1,247,486)	(684,743)	(9,121,597)

INCOME TAXES	-	-	-	-	-

MINORITY INTEREST ALLOCATION	163,668	-	167,904	-	167,904

NET LOSS	$(937,251)	$(317,172)	$(1,079,582)	$(684,743)	$(8,953,819)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	39,643,618	34,663,495	39,577,457	34,329,907

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				June 15,1998
	Six Months Ended			(Inception) to
	June 30,		June 30,	June 30,
	2005		2004	2005
	(unaudited)		(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,079,582)		$(684,743)	$(8,953,819)
Loss allocated to minority interest	(167,904)		-	(167,904)

	(1,247,486)		(684,743)	(9,121,723)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	198,821		2,048	214,321
Intangible asset expensed	39,825		-	49,345
Impairment of molds	-		-	27,000
Gain on sale of assets	-		-	(577)
Stock options issued for consulting fees	-		38,780	1,418,987
Stock options issued for directors fees	-		-	854,779
Common stock issued for consulting fees	-		-	169,094
Common stock issued for payment of expenses	-		-	134,000
Warrants issued for financing expenses	-		-	469,290
Warrant term extension granted for accrued compensation	-		-	24,000
Interest paid with refinance of debt	-		-	350,890
Changes in assets and liabilities:
Accounts receivable	(61,111)		-	(61,111)
Deposits and retainers	(6,954)		-	(29,419)
Customer deposits	-		-	61,215
Inventory	43,216		-	43,216
Employee and related party receivables	-		-	(1,864)
Prepaid expenses	-		681	-
Accounts payable	25,545		130,710	56,605
Accrued compensation	11,924		80,925	104,249
Accrued interest payable	275,659		598	251,812
Deposit owed on exclusivity agreement	(280,000)		250,000	-

Net cash used by operating activities	246,925		(181,001)	4,135,832

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of molds	-		-	(197,912)
Payments on license agreement	-		-	(525,000)
Patent costs	(6,356)		-	(16,485)
Purchase of equipment	(569)		-	(17,837)
Proceeds from sale of equipment	-		-	1,275

Net cash used in investing activities	(6,925)		-	(755,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-		(2,369)	(4,604)
Payment of notes payable	(61,520)		(1,259)	(163,309)
Proceeds from sale of preferred stock	-		-	250,000
Proceeds from sale of common stock	181,327		445,750	3,323,124
Proceeds from sale of warrant term extension	-		-	102,825
Repurchase of common stock	-		-	(7,500)
Proceeds from investor deposits	217,617		-	217,617
Proceeds from notes payable, related parties (net)	-		(41,553)	1,353,635
Proceeds from minority interest capital contribution	5,000,000			5,000,000
Payment on acquisition agreement	(2,500,000)		-	(2,500,000)

Net cash provided by financing activities	2,837,424		400,569	7,571,788

Net increase in cash	1,829,938		219,568	1,829,938

Cash and cash equivalents, beginning of period	432,155		65,809	432,155

Cash and cash equivalents, end of period	$2,262,093		$285,377	$2,262,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,706		$-	$95,041

Income taxes paid	$-		$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-		$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-		$-	$3,635
Note issued for pending patent to related party	$-		$-	$33,330
Note issued for deposit for stock	$-		$-	$100,000
Warrants issued for financing expenses	$-		$-	$469,290
Stock options issued for consulting fees	$-		$-	$1,418,987
Stock options issued for directors fees	$-		$-	$854,779
Common stock issued for consulting fees	$-		$38,780	$169,094
Common stock issued for payment of expenses	$-		$34,000	$134,000
Warrant term extension granted for accrued compensation	$-		$-	$24,000
Interest paid with refinance of debt	$-		$-	$350,890
Stockholder's contribution for equipment	$-		$-	$1,847
Equipment acquired via capital lease	$-		$-	$15,595
Stock options issued in acquistion	$741,000		$-	$741,000
Interest imputed on Note to merger entity shareholders	$271,546	$		$271,546
Receivable due to LRM (services in kind from NOVA)	$1,000,000	$		$1,000,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208		$-	$8,157,208

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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
JUNE 30, 2005

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

Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $8,953,819 through June 30, 2005, has substantial debt and has minimal revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern.   The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to seven years.  Molds will be depreciated over their estimated useful lives once placed in service. Depreciation expense for the six month periods ended June 30, 2005 and 2004 was $32,019 and $2,048, respectively.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

The following is a summary of the Company's property and equipment and related accumulated depreciation:

	June 30,	December 31,
	2005	2004

Furniture and fixtures	$7,129	$7,129
Equipment	375,861	25,292
Molds	170,912	170,912
Buildings	50,000	-
Land	350,000	-

	953,902	203,333
Less: Accumulated depreciation	(32,019)	(12,538)

	$921,883	$190,795

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis. At June 30, 2005, the Company considered the acquisition costs of its intangible assets to be fully recoverable.  The Company will commence the amortization of such costs when the assets are placed in service.

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

Patents and Patents Pending

The Company acquired rights in an invention and its related provisional patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce" in connection with its December 2000 merger with Electroship Acquisition Corporation.  This application expired.  The Company re-filed the application and the patent is presently pending.  The Company is evaluating options to develop aspects of the electronic technology as it relates to shipping and commerce applications.  Amortization expense for the six months ended June 30, 2005 was $178,347.

In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc., which included patents and other intellectual property.  See Note 10.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The unsecured note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share.  These warrants are fully exercisable for up to three years from the date of issuance.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The unsecured note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share. These warrants are fully exercisable for up to three years.

Also in December 2003, the Company rolled a portion of its outstanding notes payable and accrued interest to related parties into new notes.  These unsecured notes bear an interest rate of 12% per annum, with interest only payable in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants totaling 5,125,000 were attached to these loans, with an exercise price of $0.20 per share.  These warrants are fully exercisable for up to three years from the date of issuance.

NOTE 6 – COMMON STOCK

During the six months ended June 30, 2005, the Company issued 62,500 shares of its common stock when warrants were exercised at $0.40 per share for a total of $25,000 and 50,000 shares were issued when stock options were exercised at $0.30 per share for a total of $15,000.  In addition, the Company issued 614,465 shares of its common stock when options were exercised by a former Company executive at $0.23 per share, with payment by set off against severance owing to the former executive.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 7 – STOCK OPTIONS AND WARRANTS

Common Stock Options

Summarized information about common stock options outstanding and exercisable at June 30, 2005 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	6,910,535	7.60	$0.23	6,910,535	$0.23
0.30	50,000	4.50	0.30	50,000	0.30
0.40	250,000	4.50	0.40	250,000	0.40
0.57	250,000	4.50	0.57	250,000	0.57
0.94	1,300,000	2.90	0.94	1,300,000	0.94

$0.23 - 0.94	8,760,535	6.65	$0.35	8,760,535	$0.35

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	700,000	$0.43	3,300,000

Following is a summary of the Company's stock option activity during the six months ending June 30, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,125,000	$0.25
Granted	1,300,000	0.94
Canceled	-	-
Exercised	(664,465)	0.30

Options outstanding at June 30, 2005	8,760,535	$0.34

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 7 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at June 30, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,390,000	$0.20 - $0.75	$0.20	2/05 - 9/14

Exercise of warrants	(62,500)	$0.40	$0.25	2/06

Expiration of warrants	(20,000)	$0.75	$0.23	2/05

Balance, June 30, 2005	20,307,500	$0.20 - $0.75	$0.20	2/05 - 9/14

NOTE 8 – INCOME TAXES

At June 30, 2005, the Company had net deferred tax assets of approximately $2,476,900, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005.

The significant components of the deferred tax asset at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Net operating loss carryforward	$6,300,300	$5,220,000

Deferred tax asset	$2,490,000	$2,060,000

Deferred tax asset valuation allowance	$(2,490,000)	$(2,060,000)

At June 30, 2005, the Company had net operating loss carryforwards of approximately $6,300,300, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to June 30, 2005 was $430,000.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  Lease payments are currently $3,021 per month, with additional charges for common area.  A security deposit was paid in the amount of $2,600.  Total payments under this lease for the three months ended June 30, 2005 and 2004 were $9,064 and $8,719 respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space is being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amount to $1,942.  Total net lease payments for the six months ended June 30, 2005 and 2004 were $8,739 and $5,293, respectively.

The future minimum lease payments below for the Boca Raton office are the total amount of the payments as if there was no sublease.  The Company anticipates the sublease to continue through the end of the lease term.

The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the three months ended June 30, 2005, the Company recorded $7,273 related to these transactions.

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
JUNE 30, 2005

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
JUNE 30, 2005

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

Following is a summary of the assets acquired under the TCD merger agreement:

Equipment	$350,000
Real property	400,000
Patents	7,407,208

Assets acquired	$8,157,208

Also in March, 2005, the Company announced that ECC executed a 50/50 joint venture agreement with Nova Chemicals, Inc., and created a new company, LRM Industries LLC, to commercialize the Company's TPF technology.  The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals has contributed $5,000,000 in cash and has agreed to contribute future services valued at $1,000,000.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 10 – ACQUISITIONS (continued)

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Patents	8,673,208

Net assets contributed	$9,023,208

The value ascribed to contributed patents includes $525,000 previously paid to TCD under a licensing agreement and 1,300,000 common stock options granted to former TCD shareholders, which were valued at $741,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming (the "Process" or "TPF™").  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of  the Joint Venture Agreement  (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and  NOVA Chemicals, Inc. described below, the Company's TPF™ business is being conducted through its position and interest in LRM.

                Technology:  The TPF™ Process is a proprietary process developed by TCD, that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products.  TPF™ Process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These patents provide a system and method for forming an article from thermoplastic material and fiber.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape.  Management believes that the TPF™ Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs.  The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding, including significantly, cost savings realized in the reduced labor required to create larger parts made using the TPF™ Process.  The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF™ Process.  Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

                The TPF™ Process has application in a broad range of industries including: agriculture, automotive, material handling, transportation, marine, medical, waste management and aerospace.  TPF™ composite products are an advantaged replacement for many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture.  As a thermoplastic process, TPF™ has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

                The Company entered into agreements acquiring specific application rights to this technology through license and merger agreements with TCD dated March 30, 2001, wherein the Company, through its wholly-owned subsidiary ECC, was granted rights to commercially exploit the TPF™ Process in certain specific field-of-use applications.

                On March 3, 2005, the Company completed a merger of TCD, a Florida corporation, into ECC resulting in the acquisition of TCD including the assets comprised of real property, plant, equipment and intellectual property, in exchange for cash and notes, as generally outlined below.  These merger terms were modified from the March 30, 2001 merger agreement.

                The "Merger Consideration" equaled the sum of (i) fifteen million dollars ($15,000,000) (the "Fixed Merger Consideration") and (ii) the aggregate amounts payable in accordance with Section (h) of the Merger Agreement: (the "Contingent Merger Consideration").

                (a) At the Closing, ECC shall pay the Shareholders $2,500,000.

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

                (c) In the event that 2.5% of the Consolidated EBIDTA of LRM during the first four years after the Closing Date (ending on December 31, 2008) is less than an aggregate of $2,000,000, ECC shall pay to the Shareholders any amount by which $2,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during this period within 31 days after the end of the fourth year.

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

                (e) At the end of the eighth year (ending December 31, 2012), in the event that the TCD Shareholders have not been paid $15,000,000 by virtue of the payments set forth in Section 2.01 (a), (b), (d) and (e), ECC shall pay on or prior to January 31, 2013, any amount by which $15,000,000 exceeds all monies paid to the Shareholders to date under Section 2.01(a), (b), (d) and so that the total payments made aggregate $15,000,000.

                (f) In the event that a cash payment is due the Shareholders pursuant to this paragraph, any TCD Shareholder may elect to receive this payment in four equal annual payments beginning at the end of the eighth year set out above.  Unpaid but due balances will carry interest equal to LIBOR plus one percent but not to the extent a Shareholder elects a deferral under the provisions of the prior sentence.

                (g) The assurance of any such payments to be made pursuant to this Section is provided only by ECC and guaranteed by LRM and Parent (Envirokare) as set forth below.  The Parties acknowledge that no such assurance is being provided by NOVA or any of NOVA's affiliates or subsidiaries other than ECC, LRM and Parent.

                (h) Ongoing Payments.  As additional Merger Consideration (the "Contingent Merger Consideration"), beginning January 1, 2013, the Shareholders shall be entitled to receive from ECC payments annually equal to their pro rata share of 1% of the Net Income of LRM payable to the extent of and at the time of distribution of such Net Income to ECC or 90 days after the end of each year, whichever is sooner.

                 The obligations of ECC to pay the Fixed Merger Consideration and the Contingent Merger Consideration are guaranteed by LRM and the Company, to be evidenced by guaranties executed and delivered by the Company and LRM to the TCD shareholders.

                As part of the transaction described above, ECC sold to LRM, under an Asset Purchase Agreement, equipment and other personal property located in Mims, Florida and intellectual property acquired in the merger transaction described in this paragraph. Other than real estate owned and leased to LRM, these assets were substantially all of the assets of ECC sold to LRM as part of the transaction in which ECC acquired a 50% interest in the LRM, the joint venture company (see below).

                On March the 3, 2005, the Company through, its wholly-owned subsidiary ECC, executed a Limited Liability Company Agreement with NOVA Chemicals, Inc. ("NOVA) creating a Joint Venture Company, LRM, which is a Delaware limited liability company created for the purpose of commercializing the Company's Thermoplastic Flowforming technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

                LRM is owned one half each by ECC and NOVA and is capitalized as follows:

                1.1 Contribution of Envirokare. ECC shall make no Contributions to the Company, initially, and need not make any additional Contributions unless, in its sole discretion, it decides to do so, subject to approval. ECC is selling certain assets to the Company (i.e. LRM) pursuant to the Asset Purchase Agreement and ECC shall be paid the amounts specified below as consideration for such transfer.

                1.2 Contributions of NOVA. NOVA has made and shall make Contributions to the Company as follows:

                On the date of this Agreement, NOVA will contribute five million dollars ($5,000,000.00) to the Company (the "NOVA Investment”).  In addition to the NOVA Investment, NOVA will also contribute one million dollars ($1,000,000.00) in services to the Company (i.e. LRM), pursuant to the NOVA Service Agreement, an exhibit to the Limited Liability Company Agreement.

              As part of the Limited Liability Company Agreement, ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years.  Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period.  In addition the property is subject to a cellular tower lease providing for additional payments to ECC as successor to TCD of $12,000 per year.

Product Research, Development and Testing:

               Product Development -   Product Research, Development and Testing continued during the period by LRM on a product by product basis, primarily in response to customer product development orders.  During the six months ended June 30, 2005, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $1,000,000; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPF™ technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

                 General Product Technology Testing:  During the second quarter of 2002, the Company engaged the Metis Design Corporation, Inc. ("Metis Design"), formerly Horizon Defense and Aerospace Solutions, Inc., to conduct a review of the TPF™ technology.  Metis Design, based in Cambridge, Massachusetts, is an advanced technology firm specializing in composites consulting, damage monitoring and structural concept design and analysis.

                In September 2002, Metis Design presented the Company's management with final findings regarding the TPF™ technology.  In its report, Metis Design noted that, as the utilization of advanced thermoplastic composite materials has extended into market segments such as military and aerospace, commercial manufacturers are increasingly demanding lower cost, quicker and more flexible reinforced thermoplastic processing techniques.  Metis Design found that the TPF™ Process has significant potential to address this need.  In addition, Metis Design reported that the TPF™ Process could represent a solution to a long-standing need in the long-fiber reinforced composite manufacturing process the TPF™ Process enables manufacturers to mass-produce at high rates and labor efficiencies compared to many current production techniques, while retaining accuracy and the ability to utilize low molding pressures.  The report also noted that the TPF™ Process provides economic advantages over other thermoplastic composite molding methods through reduced labor, material, tooling and machine costs.

                Metis conducted narrow coupon tensile tests on composite material samples produced from the TPF™ Process.  These tests are the standard procedure for determining certain mechanical properties of a material.  The test results demonstrated that the material properties exhibited in the product, as formed by the TPF™ Process, are comparable to those from products formed through traditional processes, and are similar to those properties published by commercially available materials.

                Product Development - E Pallet:  Since inception, the Company has been engaged in the development of a pallet (the "Pallet" or "E Pallet").  In December 1998, the Company acquired equipment, early-stage rubber mold technology and patent rights to the development of rubber mold technology for creating a pallet made of recycled materials.  In 1999, the Company and TCD entered into a product/technology contract for the continued development of the Pallet.  TCD undertook to assist the Company in optimizing earlier versions of the Pallet design.  The contract required TCD to deliver a pallet that would meet design specifications including specified size and weight requirements and a customized composition matrix.  The contract also provided that TCD would supply an engineered mold for the Company's first production facility.  The Company's payments for the development of a first generation Pallet mold totaled $50,800 in 1999 and $83,000 in 2000.

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

                Product Development - Beam: The Company conducted product development for a structural beam having application in the housing and marine industries.   A prototype mold was built by TCD for the company in 2002 at a cost of $16,000.  The Beam is designed to carry specific weights or loads and to act as an interconnector for structural components for modular structures and docks.

                Product Development - Schaefer Systems International, Inc.: On March 28, 2003, the Company entered into a product development and purchase agreement with SSI replacing a earlier agreement dated August 6, 2002.  Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI,  the Company designed and developed and produced a quantity of prototypes for field testing, field trials and related approvals.  Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions.  No work has been performed since initial product development efforts specified in this contract, and there is no assurance that further work on this project will take place.

                Product Marketing and Market Exploitation:

                The Company's plan for the marketing and exploitation of its technologies over the next twelve (12) months through LRM, its Joint Venture with NOVA Chemicals, Inc., includes:

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

Purchase of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                The closing of the Merger Agreement with TCD and combining that company with Envirokare's wholly-owned subsidiary ECC brought into the Company an existing TPF™ production facility including equipment and leased premises.  The size of this facility is limited and the facility is used primarily for product development and small production runs.  During the current fiscal year, the Company continued preliminary feasibility and development efforts focused on assessing the merits of building a full scale production facility for manufacture of Company and third party products at this facility.  However, no specific manufacturing site has been contracted for to date.  During the near term, the Company's business will be conducted through its position in LRM  (see above).

                The Company anticipates that LRM will add personnel required for operation of the existing facility and to facilitate expansion of the business.  Two of the Company's consultants have become consultants to LRM and the joint venture directly retains personnel to meet various staffing requirements.   The Company does not expect to add employees to its own staff during the year.

Liquidity:

                The Company has budgeted expenditures of $600,000 for the 12 months ending September 30, 2006.  During the period ended June 30, 2005, the Company raised $50,000 from the private placement of the Company's Common shares issued upon the conversion of existing warrants and options.  In addition, 614,465 shares were issued when stock options were exercised at $0.23 per share to a former Company executive, for a total of $141,326.95, which purchase price was set off against severance owing the former executive.  The Company  had cash remaining at June 30, 2005 of $2,260,679, which includes cash balances in LRM.    LRM was initially capitalized  with a $5,000,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  LRM has budgeted to spend $1,572,000 during its first year of operation.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

Operations:

                   The Company had revenues of $214,696 for the three months ended June 30, 2005, in comparison to no revenues for the previous year's corresponding period.   Revenues for the three months ended June 30, 2005 resulted in a Gross Profit of $53,765 with  Total Expenses of $818,034 resulting in a Loss From Operations of $764,269, compared to the previous year's corresponding period loss of $265,418.  The period covered by this report represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                The Company is a defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada under which the Company was served in May 2000.  Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998.  The amount claimed is approximately $69,600 including interest.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability and to advance a set-off and counterclaim.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Since the fiscal year ended December 31, 2003, no further action has been taken with respect to this matter, by either the Company or Mr. Morel.

                The Company has been made a defendant along with others, including Steve Pappas, a Director  of the  Company,  in a  proceeding  filed in the  Superior  Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties  which could total more than $300,000.  The Company has denied all liability, ownership or other involvement with Sport Quest LLC.  The Company has entered into a settlement agreement with the Plaintiffs in the case.   However, the settlement has not yet been fully executed.

                The Company has filed a Declaratory Judgment action in U.S. District Court for the Southern District of New York against Steve Pappas, a director of the Company. Envirokare is asking that the Voting Trust and Trust Agreement signed by Mr. Pappas on August 7, 2003 be declared valid and in full force and effect until August 7, 2006.  Mr. Pappas had previously made a demand of the Trustee and the Company to terminate this trust.  The docket number of this action is 1:05cv-05515-LAK.

ITEM 2. CHANGES IN SECURITIES

                During the period, the Company issued 112,500 shares of its common stock in exchange for the exercise of options and warrants  at $0.30  and $0.40 per share, respectively.  In addition, 614,465 shares were issued, when stock options were exercised by a former Company executive at $0.23 per share for a total of $141,327.  The purchase price was set off against severance payments owed to the former executive.

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
10.22 Jonathan Edelstein, Director Warrant Agreement (10)
10.23 Leo Kapakos, Former Director Warrant Agreement (10)
10.24 Erwin Pruefer, Director of Operations Compensation Agreement (10)
10.25 Erwin Pruefer, Director of Operations Warrant Agreement (10)
21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001)
31.1 Rule 13a-14(a)/15d-14 Certification of Chief Executive Officer, dated August 14, 2005
31.2 Rule 13a-14(a)/15d-14 Certification of Chief Operating Officer and acting Chief Financial Officer, dated August 14, 2005.
32.1 Section 1350 Certification of President, dated August 14, 2005 and Section 1350 Certification of Chief Operating Officer and acting Chief Financial Officer, dated August 14, 2005.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2005.

ENVIROKARE TECH INC.

August 14, 2005	By:	/s/George E. Kazantzis

George E. Kazantzis Acting President, COO