Form 10QSB/A
period 2005-06-30
ENVIROKARE TECH INC
filed 2005-08-25
CIK 1065677

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

                This 10-QSB/A is filed to include amended  financial statements which reflect certain market price options granted to executives and others after the closing of the ECC/TCD Merger and earlier reported on Form 8-K filed June 13, 2005 and on other filings.  See the Financial Statements and Note 7 and Note 11 in the attached Condensed Notes for a description of the financial effects of the option grants.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Restated)
A S S E T S	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,262,093	$432,155
Accounts receivable	61,111	-
Deposits and retainers	29,419	22,466
Employee and related party receivables	1,892	1,864
Prepaid expenses	600,000	-
Inventory	-	43,216

TOTAL CURRENT ASSETS	2,954,515	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	375,861	25,292
Molds	170,912	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(32,020)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	921,883	190,795

OTHER ASSETS
License agreement	-	525,000
Prepaid expenses - long term	400,000	-
Patents, net	10,419,861	1,958,939
TOTAL OTHER ASSETS	10,819,861	2,483,939

TOTAL ASSETS	$14,696,259	$3,174,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$356,478	$330,933
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	-	280,000
Deposits for stock purchase	217,617	-
Accrued compensation	194,249	182,325
Accrued interest	322,430	37,835
Accrued interest to stockholders	-	8,936
Capital equipment lease payable, current portion	7,365	5,200
Notes payable, current portion	61,965	64,902
Notes payable to shareholders, current portion	91,191	100,197

TOTAL CURRENT LIABILITIES	1,312,509	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	3,626	5,791
Notes payable, net of current portion	5,668,384	10,499
Notes payable to shareholders, net of current portion	1,427,017	1,476,594

TOTAL LONG-TERM LIABILITIES	7,099,027	1,492,884

MINORITY INTEREST IN SUBSIDIARY	5,832,096	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 39,670,945 and 38,943,980 shares
issued and outstanding, respectively	39,671	38,944
Additional paid-in capital	6,232,204	5,992,976
Stock options and warrants	7,882,071	2,452,199
Accumulated deficit during development stage	(13,701,319)	(7,874,110)

TOTAL STOCKHOLDERS' EQUITY	452,626	610,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,696,259	$3,174,435

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					June 15,1998
	Three Months Ended		Six Months Ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
	(Restated)		(Restated)		(Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$214,696	$-	$214,696	$-	$276,846

COST OF GOODS SOLD	(160,931)	-	(160,931)	-	(178,431)

GROSS PROFIT	53,765	-	53,765	-	98,415

E X P E N S E S
Consulting fees - related parties	4,947,869	78,654	5,002,401	178,656	6,503,329
Consulting fees - other	97,078	18,000	97,078	56,780	1,142,515
Board of directors fees	-	-	-	-	1,384,590
Rent	16,676	20,199	45,839	38,312	439,046
General and administrative	255,738	47,141	351,992	104,236	1,380,639
Depreciation and amortization	160,225	684	198,821	2,048	214,321
Professional fees	(33,420)	82,725	126,833	144,938	1,249,932
Research and development	116,240	-	117,617	5,059	207,385
Wages and salaries	5,129	18,015	19,617	39,393	239,453

TOTAL EXPENSES	5,565,534	265,418	5,960,197	569,422	12,761,209

LOSS FROM OPERATIONS	(5,511,769)	(265,418)	(5,906,431)	(569,422)	(12,662,794)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	-	-	-	577
Gain on exclusivity agreement	-	-	280,000	-	280,000
Financing costs	-	-	-	-	(469,290)
Interest expense	(336,650)	(51,754)	(368,555)	(115,321)	(1,017,590)

TOTAL OTHER EXPENSE	(336,650)	(51,754)	(88,555)	(115,321)	(1,206,303)

LOSS BEFORE INCOME TAXES	(5,848,419)	(317,172)	(5,994,986)	(684,743)	(13,869,097)

INCOME TAXES	-	-	-	-	-

MINORITY INTEREST ALLOCATION	163,668	-	167,904	-	167,904

NET LOSS	$(5,864,751)	$(317,172)	$(5,827,082)	$(684,743)	$(13,701,319)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.14)	$(0.01)	$(0.15)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	39,643,618	34,663,495	39,577,457	34,329,907

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				June 15,1998
	Six Months Ended			(Inception) to
	June 30,		June 30,	June 30,
	2005		2004	2005
	(Restated)			(Restated)
	(unaudited)		(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,827,082)		$(684,743)	$(13,701,319)
Loss allocated to minority interest	(167,904)		-	(167,904)

	(5,994,986)		(684,743)	(13,869,223)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	198,821		2,048	214,321
Intangible asset expensed	39,825		-	49,345
Impairment of molds	-		-	27,000
Gain on sale of assets	-		-	(577)
Stock options issued for consulting fees	4,747,500		38,780	6,166,487
Stock options issued for directors fees	-		-	854,779
Common stock issued for consulting fees	-		-	169,094
Common stock issued for payment of expenses	-		-	134,000
Warrants issued for financing expenses	-		-	469,290
Warrant term extension granted for accrued compensation	-		-	24,000
Interest paid with refinance of debt	-		-	350,890
Changes in assets and liabilities:
Accounts receivable	(61,111)		-	(61,111)
Deposits and retainers	(6,954)		-	(29,419)
Customer deposits	-		-	61,215
Inventory	43,216		-	43,216
Employee and related party receivables	-		-	(1,864)
Prepaid expenses	-		681	-
Accounts payable	25,545		130,710	56,605
Accrued compensation	11,924		80,925	104,249
Accrued interest payable	275,659		598	251,812
Deposit owed on exclusivity agreement	(280,000)		250,000	-

Net cash used by operating activities	4,994,425		(181,001)	8,883,332

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of molds	-		-	(197,912)
Payments on license agreement	-		-	(525,000)
Patent costs	(6,356)		-	(16,485)
Purchase of equipment	(569)		-	(17,837)
Proceeds from sale of equipment	-		-	1,275

Net cash used in investing activities	(6,925)		-	(755,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-		(2,369)	(4,604)
Payment of notes payable	(61,520)		(1,259)	(163,309)
Proceeds from sale of preferred stock	-		-	250,000
Proceeds from sale of common stock	181,327		445,750	3,323,124
Proceeds from sale of warrant term extension	-		-	102,825
Repurchase of common stock	-		-	(7,500)
Proceeds from investor deposits	217,617		-	217,617
Proceeds from notes payable, related parties (net)	-		(41,553)	1,353,635
Proceeds from minority interest capital contribution	5,000,000			5,000,000
Payment on acquisition agreement	(2,500,000)		-	(2,500,000)

Net cash provided by financing activities	2,837,424		400,569	7,571,788

Net increase in cash	1,829,938		219,568	1,829,938

Cash and cash equivalents, beginning of period	432,155		65,809	432,155

Cash and cash equivalents, end of period	$2,262,093		$285,377	$2,262,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,706		$-	$95,041

Income taxes paid	$-		$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-		$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-		$-	$3,635
Note issued for pending patent to related party	$-		$-	$33,330
Note issued for deposit for stock	$-		$-	$100,000
Warrants issued for financing expenses	$-		$-	$469,290
Stock options issued for consulting fees	$4,747,500		$-	$6,166,487
Stock options issued for directors fees	$-		$-	$854,779
Common stock issued for consulting fees	$-		$38,780	$169,094
Common stock issued for payment of expenses	$-		$34,000	$134,000
Warrant term extension granted for accrued compensation	$-		$-	$24,000
Interest paid with refinance of debt	$-		$-	$350,890
Stockholder's contribution for equipment	$-		$-	$1,847
Equipment acquired via capital lease	$-		$-	$15,595
Stock options issued in acquistion	$741,000		$-	$741,000
Interest imputed on Note to merger entity shareholders	$271,546	$		$271,546
Receivable due to LRM (services in kind from NOVA)	$1,000,000	$		$1,000,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208		$-	$8,157,208

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,701,319 through June 30, 2005, has substantial debt and has minimal revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern.   The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 7 – STOCK OPTIONS AND WARRANTS

Common Stock Options

Summarized information about common stock options outstanding and exercisable at June 30, 2005 is as follows:

Options Outstanding						Options Exercisable

Exercise Price		Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.	23	6,910,535	7.27	$0.	23	6,910,535	$0.	23
0.	30	50,000	4.25	0.	30	50,000	0.	30
0.	40	250,000	4.25	0.	40	250,000	0.	40
0.	575	250,000	4.25	0.	575	250,000	0.	575
0.	94	1,300,000	2.65	0.	94	1,300,000	0.	94
0.	965	7,330,000	9.70	0.	965	6,330,000	0.	965

$0.23 - 0.965		16,090,535	7.90	$0.	63	15,090,535	$0.	61

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	3,300,000

Following is a summary of the Company's stock option activity during the six months ending June 30, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,125,000	$0.25
Granted	8,630,000	0.96
Canceled	-	-
Exercised	(664,465)	0.24

Options outstanding at June 30, 2005	16,090,535	$0.63

The Company issued option grants to management and consultants during the period ended June 30, 2005 to purchase up to of 8,830,000 shares of Company common stock. Included in these options granted, is a commitment to issue up to 2,500,000 shares of

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 7 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Options (continued)

common stock, subject to attainment of certain future financial results by LRM Industries, LLC. The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested. The balance of option grants, represented by exercises of up to 7,330,000 shares of the Company's common stock, were issued at an exercise price of $0.965 per share. Included in these grants are 1,000,000 shares which are subject to vesting criteria and are included in the calculated future value of the non-vested option grants, as previously described. Accordingly, grants representing these 1,000,000 shares are included in the outstanding option amounts reported, but will not be included as a financial effect to the Company's financial statements until the vesting criteria appear likely to be met. In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value these stock options for the period ended June 30, 2005: risk-free interest rate of 3%, volatility of 72%, and a term of ten years.

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

NOTE 8 – INCOME TAXES

At June 30, 2005, the Company had net deferred tax assets of approximately $4,363,600, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005.

The significant components of the deferred tax asset at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Net operating loss carryforward	$11,047,000	$5,220,000

Deferred tax asset	$4,363,600	$2,060,000

Deferred tax asset valuation allowance	$(4,363,600)	$(2,060,000)

At June 30, 2005, the Company had net operating loss carryforwards of approximately $11,047,000, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to June 30, 2005 was $2,303,600.

ENVIROKARE TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  Lease payments are currently $3,021 per month, with additional charges for common area.  A security deposit was paid in the amount of $2,600.  Total payments under this lease for the six months ended June 30, 2005 and 2004 were $9,064 and $8,719 respectively.

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

NOTE 11 - CORRECTION FOR AN ERROR - STOCK OPTION VALUATION

The Company discovered, after the original issuance of the financial statements for the period ended June 30, 2005, that common stock options effective in June 2005 had not been included in the original reporting of financial position and activities. The Company issued stock options for the acquisition of up to 8,830,000 shares of common stock. As more fully described in Note 7, the fair value adjustment for consulting fees resulted in $4,747,500 of expenses being recognized.

The Company had originally reported a net loss of $1,079,582, and the corrected net loss is $5,827,082. The Company had reported an accumulated deficit of $8,953,819, which is now recognized as $13,701,319. The Company's losses per share increased by $.12 per share from $.02 to the corrected value of $.14 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming (the "Process" or "TPFTM").  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of  the Joint Venture Agreement  (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and  NOVA Chemicals, Inc. described below, the Company's TPFTM business is being conducted through its position and interest in LRM.

                Technology:  The TPFTM Process is a proprietary process developed by TCD, that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products.  TPFTM Process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These patents provide a system and method for forming an article from thermoplastic material and fiber.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape.  Management believes that the TPFTM Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs.  The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding, including significantly, cost savings realized in the reduced labor required to create larger parts made using the TPFTM Process.  The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPFTM Process.  Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

                The TPFTM Process has application in a broad range of industries including: agriculture, automotive, material handling, transportation, marine, medical, waste management and aerospace.  TPFTM composite products are an advantaged replacement for many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture.  As a thermoplastic process, TPFTM has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

                The Company entered into agreements acquiring specific application rights to this technology through license and merger agreements with TCD dated March 30, 2001, wherein the Company, through its wholly-owned subsidiary ECC, was granted rights to commercially exploit the TPFTM Process in certain specific field-of-use applications.

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

                1.2 Contributions of NOVA. NOVA has made and shall make Contributions to the Company as follows:

                On the date of this Agreement, NOVA will contribute five million dollars ($5,000,000.00) to the Company (the "NOVA Investmentâ€).  In addition to the NOVA Investment, NOVA will also contribute one million dollars ($1,000,000.00) in services to the Company (i.e. LRM), pursuant to the NOVA Service Agreement, an exhibit to the Limited Liability Company Agreement.

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

Product Research, Development and Testing:

               Product Development -   Product Research, Development and Testing continued during the period by LRM on a product by product basis, primarily in response to customer product development orders.  During the six months ended June 30, 2005, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $1,000,000; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPFTM technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

                 General Product Technology Testing:  During the second quarter of 2002, the Company engaged the Metis Design Corporation, Inc. ("Metis Design"), formerly Horizon Defense and Aerospace Solutions, Inc., to conduct a review of the TPFTM technology.  Metis Design, based in Cambridge, Massachusetts, is an advanced technology firm specializing in composites consulting, damage monitoring and structural concept design and analysis.

                In September 2002, Metis Design presented the Company's management with final findings regarding the TPFTM technology.  In its report, Metis Design noted that, as the utilization of advanced thermoplastic composite materials has extended into market segments such as military and aerospace, commercial manufacturers are increasingly demanding lower cost, quicker and more flexible reinforced thermoplastic processing techniques.  Metis Design found that the TPFTM Process has significant potential to address this need.  In addition, Metis Design reported that the TPFTM Process could represent a solution to a long-standing need in the long-fiber reinforced composite manufacturing process the TPFTM Process enables manufacturers to mass-produce at high rates and labor efficiencies compared to many current production techniques, while retaining accuracy and the ability to utilize low molding pressures.  The report also noted that the TPFTM Process provides economic advantages over other thermoplastic composite molding methods through reduced labor, material, tooling and machine costs.

                Metis conducted narrow coupon tensile tests on composite material samples produced from the TPFTM Process.  These tests are the standard procedure for determining certain mechanical properties of a material.  The test results demonstrated that the material properties exhibited in the product, as formed by the TPFTM Process, are comparable to those from products formed through traditional processes, and are similar to those properties published by commercially available materials.

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

                b. 3rd party licensing of TPFTM Technology for specific applications and products as well as for specific geographic areas.

                c. product development for 3rd parties applications and licensed manufacturing.

Purchase of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                The closing of the Merger Agreement with TCD and combining that company with Envirokare's wholly-owned subsidiary ECC brought into the Company an existing TPFTM production facility including equipment and leased premises.  The size of this facility is limited and the facility is used primarily for product development and small production runs.  During the current fiscal year, the Company continued preliminary feasibility and development efforts focused on assessing the merits of building a full scale production facility for manufacture of Company and third party products at this facility.  However, no specific manufacturing site has been contracted for to date.  During the near term, the Company's business will be conducted through its position in LRM  (see above).

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

Operations:

                   The Company had revenues of $214,696 for the three months ended June 30, 2005, in comparison to no revenues for the previous year's corresponding period.   Revenues for the three months ended June 30, 2005 resulted in a Gross Profit of $53,765 with  Total Expenses of $5,565,534 resulting in a Loss From Operations of $5,511,769, compared to the previous year's corresponding period loss of $265,418.  This includes a one time expense of $4,747,500 for the issuance of market price options to executives and others granted after the closing of the ECC/TCD merger. The period covered by this report also represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD.

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

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005.

ENVIROKARE TECH INC.

August 22, 2005	By:	/s/George E. Kazantzis

George E. Kazantzis Acting President, COO