Form 10QSB
period 2005-09-30
ENVIROKARE TECH INC
filed 2005-11-14
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from _____ to _____

Commission file number: 000-26095

ENVIROKARE TECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412549

(State of incorporation)	(IRS Employer Identification Number)

641 Lexington Avenue, 14th Floor New York, New York 10022

(Address of principal executive office)

(212) 634-6333

(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common
Stock, par value $.001 per share, outstanding as of September 30, 2005, was
43,097,032.

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

ITEM 1. FINANCIAL INFORMATION:

ENVIROKARE TECH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

&nbssp;	September 30,	December 31,
	2005	2004
	(unaudited)
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$2,200,366	$432,155
Accounts receivable	285,366	-
Deposits and retainers	41,219	22,466
Employee and related party receivables	2,186	1,864
Prepaid expenses	622,400	-
Inventory	-	43,216

TOTAL CURRENT ASSETS	3,151,538	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	414,332	25,292
Molds	16,000	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(39,932)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	797,529	190,795

OTHER ASSETS
License agreement	-	525,000
Prepaid expenses - long term	400,000	-
Patents, net	10,256,528	1,958,939

TOTAL OTHER ASSETS	10,656,528	2,483,939

TOTAL ASSETS	$14,605,595	$3,174,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$275,877	$330,933
Deposits from customers	-	61,215
Deposit owed on exclusivity agreement	-	280,000
Accrued compensation	94,565	182,325
Accrued interest	527,651	37,835
Accrued interest to stockholders	-	8,936
Capital equipment lease payable, current portion	6,360	5,200
Notes payable, current portion	61,965	64,902
Notes payable to shareholders, current portion	101,801	100,197

TOTAL CURRENT LIABILITIES	1,068,220	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	4,631	5,791
Notes payable, net of current portion	5,690,297	10,499
Notes payable to shareholders, net of current portion	1,415,478	1,476,594

TOTAL LONG-TERM LIABILITIES	7,110,406	1,492,884

MINORITY INTEREST IN SUBSIDIARY	5,827,057	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 43,097,032 and 38,943,980 shares
issued and outstanding, respectively	43,097	38,944
Additional paid-in capital	7,356,741	5,923,717
Stock options and warrants	8,110,907	2,023,258
Accumulated deficit during development stage	(14,910,833)	(8,375,910)

TOTAL STOCKHOLDERS' EQUITY	599,912	610,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,605,595	$3,174,435

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$460,139	$-	$674,835	$-

COST OF GOODS SOLD	(162,843)	-	(323,774)	-

GROSS PROFIT	297,296	-	351,061	-

E X P E N S E S
Consulting fees - related parties	56,308	88,461	5,058,709	267,117
Consulting fees - other	54,938	4,560	152,016	61,340
Board of directors fees	-	89,420	-	89,420
Rent	31,347	27,034	77,186	65,346
General and administrative	175,976	65,677	527,966	169,914
Depreciation and amortization	171,245	3,054	370,066	5,102
Professional fees	182,587	46,884	309,420	191,822
Research and development	131,573	1,850	249,190	6,909
Wages and salaries	(396)	5,843	19,222	45,236

TOTAL EXPENSES	803,578	332,783	6,763,774	902,206

LOSS FROM OPERATIONS	(506,282)	(332,783)	(6,412,713)	(902,206)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	-	280,000	-
Interest expense	(206,469)	(55,465)	(575,024)	(170,786)

TOTAL OTHER EXPENSE	(206,469)	(55,465)	(295,024)	(170,786)

LOSS BEFORE INCOME TAXES	(712,751)	(388,248)	(6,707,737)	(1,072,992)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	5,039	-	172,943	-

NET LOSS	$(707,712)	$(388,248)	$(6,534,794)	$(1,072,992)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)	$(0.16)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	41,063,809	36,659,197	39,902,098	35,112,010

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,		September 30,
	2005		2004
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,534,794)		$(1,072,992)
Loss allocated to minority interest	(172,943)		-

	(6,707,737)		(1,072,992)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	370,066		5,102
Intangible asset expensed	39,825		-
Impairment of molds	154,912		-
Inventory asset expensed	43,216		-
Stock options issued for consulting fees	4,747,500		38,780
Stock options issued for directors fees	-		89,420
Common stock issued for payment of expenses	-		134,000
Changes in assets and liabilities:
Accounts receivable	(285,366)		-
Deposits and retainers	(18,754)		-
Customer deposits	(61,215)		(2,500)
Inventory	-		-
Employee and related party receivables	(322)		-
Prepaid expenses	(22,400)		(1,605)
Accounts payable	(55,056)		116,416
Accrued compensation	(87,759)		-
Accrued interest payable	480,881		(11,612)
Deposit owed on exclusivity agreement	(280,000)		250,000

Net cash used by operating activities	5,025,528		(454,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(6,356)		-
Purchase of equipment	(39,040)		-

Net cash used in investing activities	(45,396)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-		(3,483)
Payment of notes payable	(62,910)		(1,939)
Proceeds from sale of common stock	1,036,326		780,750
Proceeds from line of credit	22,400		-
Proceeds from notes payable, related parties (net)	-		(63,405)
Proceeds from minority interest capital contribution	5,000,000
Payment on acquisition agreement	(2,500,000)		-

Net cash provided by financing activities	3,495,816		711,923

Net increase in cash	1,768,211		256,932

Cash and cash equivalents, beginning of period	432,155		65,809

Cash and cash equivalents, end of period	$2,200,366		$322,741

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$150,520		$1,072

Income taxes paid	$-		$-

NON-CASH TRANSACTIONS:
Equipment acquired in acquisition	$350,000		$-
Stock options issued for consulting fees	$4,747,500		$89,420
Stock options issued for directors fees	$-		$38,780
Common stock issued for payment of expenses	$-		$134,000
Equipment acquired via capital lease	$-		$6,132
Stock options issued in acquisition	$741,000		$-
Interest imputed on Note to merger entity shareholders	$475,205	$
Receivable due to LRM (services in kind from NOVA)	$1,000,000	$
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208		$-

The accompanying condensed notes are an integral part of these financial statements.

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

All inter-company accounts and transactions have been eliminated in the consolidation.s

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a

NOTE 2 - BASIS OF PRESENTATION (continued)

normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $14,910,833 through September 30, 2005, has substantial debt and has minimal revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to seven years. Molds are depreciated over their estimated useful lives once placed in service. During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $111,912. None of the molds expensed in the current quarter, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets. The costs included in molds as of June 30,

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

and September 30, 2005 are comprised of design, machining, manufacturing and delivery costs. Costs relating to the Beam mold and are valued at $16,000. This mold is being depreciated over a five year period.  Depreciation expense relating to molds for the nine month periods ended September 30, 2005 and 2004 was $39,932 and $2,048, respectively.

The following is a summary of the Company's property and equipment and related accumulated depreciation:

	September 30,	December 31,
	2005	2004

Furniture and fixtures	$7,129	$7,129
Equipment	414,332	25,292
Molds	16,000	170,912
Buildings	50,000	-
Land	350,000	-

	837,461	203,333
Less: Accumulated depreciation	(39,932)	(12,538)

	$797,529	$190,795

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis. At September 30, 2005, the Company considered the acquisition costs of its intangible assets to be fully recoverable. The Company will commence the amortization of such costs when the assets are placed in service.

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

Patents and Patents Pending

The Company acquired rights in an invention and its related provisional patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce" in connection with its December 2000 merger with Electroship Acquisition Corporation. This application expired.  The Company re-filed the application and the patent is presently pending.  The Company is evaluating options to develop aspects of the electronic technology as it relates to shipping and commerce applications. Amortization

NOTE 4 - INTANGIBLE ASSETS (continued)

expense related to this intangible asset for the nine months ended September 30, 2005 was $84,927. In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc., which included patents and other intellectual property. See Note 10.

NOTE 5 - NOTES PAYABLE TO SHAREHOLDERS

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

NOTE 6 - COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 62,500 shares of its common stock when warrants were exercised at $0.40 per share for a total of $25,000 and 50,000 shares were issued when stock options were exercised at $0.30 per share for a total of $15,000. In addition, the Company issued 614,465 shares of its common stock when options were exercised by a former Company executive at $0.23 per share, with payment set off against severance owing to the former executive. During the period ended September 30, 2005, the Company issued 2,600,000 shares of its common stock when stock warrants were exercised at prices ranging between $0.25 and $0.40 per share. During the period ended September 30, 2005 the Company issued 826,087 shares of its common stock when stock options were exercised at a price of $0.23 per share.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  The assumptions utilized to estimate fair values for options and warrants are provided in the respective option and warrant discussion that follows.

Common Stock Options

Summarized information about common stock options outstanding and exercisable at September 30, 2005 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	6,334,449	8.02	$0.23	6,334,449	$0.23
0.30	50,000	4.00	0.30	50,000	0.30
0.40	250,000	4.00	0.40	250,000	0.40
0.575	250,000	4.00	0.575	250,000	0.575
0.75	600,000	10.00	0.75	0	0.75
0.94	1,300,000	2.40	0.94	1,300,000	0.94
0.965	8,830,000	9.45	0.965	6,330,000	0.965

$0.23 - 0.965	17,614,449	8.26	$0.68	14,514,449	$0.62

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	650,000	$0.47	3,148,579

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

Common Stock Options (continued)

Following is a summary of the Company's stock option activity during the nine months ending September 30, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,375,000	$0.25
Granted	1,300,000	0.94
Granted	8,830,000	0.97
Granted	600,000	0.75
Exercised	(1,490,551)	0.23

Options outstanding at September 30, 2005	17,614,449	$0.68

Options issued, year to date, by the Company total 10,730,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants, at a strike price of $0.94 per share and a three year exercise period with immediate vesting of the option grants, and 8,830,000 shares issued to the Company's management team and consultants, at a strike price of $0.965 per share and a ten year exercise period. Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above but are included in the options issued section of the tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members. The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested. These non-vested options previously discussed are exercisable only if LRM achieves: (i) $40,000,000 in annual revenue or (ii) has 17% profit based on pre tax income, in any 4 calendar years ending December 31, 2005, 2006, 2007 and 2008. In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM Industries.

Additionally, the Company granted 600,000 options to Board members during the period ended September 30, 2005, at a strike price of $0.75 per share. These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company. Due to the vesting criteria established for these Board members, the Company will not recognize the effect of the compensation, until such time as the options vest. The assumptions used to calculate the fair value of the options issued to former TCD shareholders are, a risk-free interest rate of 4%, volatility of 94% and a term of three years. The options granted to Company management and consultants were rewards for efforts expended and achievements made

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

Common Stock Options (continued)

by virtue of completion of the merger agreement of TCD into the Company's wholly-owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, NOVA Chemicals, Inc. and for various additional management services provided to the Company since 2003 and as incentive for services to be provided to the Company in future years. The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in Note 7 as, a risk-free interest rate of 3%, volatility of 72% and a term of ten years. The expense recorded during the period ended June 30, 2005 is $4,747,500 and allocated to Professional fees - related parties and Professional fees - other, in the amounts of $4,653,900 and $93,600, respectively. Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as previously set out, will be achieved.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at September 30, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,390,000	$0.20 - $0.75	$0.20	2/05 - 9/14

Exercise of warrants	(2,562,500)	$0.40	$0.25	2/06

Expiration of warrants	(20,000)	$0.75	$0.23	2/05

Reinstatement of warrants	600,000	$0.65	$0.15

Balance, September 30, 2005	18,407,500	$0.20 - $0.75	$0.20	2/05 - 9/14

During the period ended December 31, 2003, warrants to purchase common stock of the Company, in the amount of 600,000 shares, were canceled in error. The valuations were reinstated to reflect proper disclosure in this Note 7 and also to properly allocate within the Company's stock options and warrants and additional paid-in-capital balance sheet equity accounts, as reported on the Company's balance sheet, with the correction to be included in the Company's restated financial statements for the period ended December 31, 2003 and reflected in all periodic reporting periods subsequent to that date. The assumptions utilized to estimate the fair value of warrants issued by the Company were specific to the issuance dates of the warrants and the assumptions ranged according to the following: risk-free interest rate of 3 to 4%, terms of 2 to 5 years, strike prices of $0.20 to $0.75 and volatilities of 53% to 101%.

NOTE 8 - INCOME TAXES

At September 30, 2005, the Company had net deferred tax assets of approximately $2,476,900, principally arising from net operating loss carryforwards for income tax purposes. The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%. As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005.

The significant components of the deferred tax asset at June 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Net operating loss carryforward	$6,717,737	$5,220,000

Deferred tax asset	$2,653,500	$2,060,000

Deferred tax asset valuation allowance	$(2,653,500)	$(2,060,000)

At September 30, 2005, the Company had net operating loss carryforwards of approximately $6,718,000, which expire in the years 2018 through 2025. The change in the allowance account from December 31, 2004 to September 30, 2005 was $593,500.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months. Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services. A security deposit was paid in the amount of $8,303.  Total payments under the lease for the nine months ended September 30, 2005 were $13,883.

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months. The lease completed during the current reporting period. A security deposit was paid in the amount of $2,600, and the return of this deposit is pending. Total payments under this lease for the nine months ended September 30, 2005 and 2004 were $24,192 and $8,719 respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months. Lease payments, including charges for common area, are

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

currently $4,942. A security deposit and last month's rent were paid in the amount of $8,412. A portion of this space is being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amount to $2,121. Total net lease payments for the nine months ended September 30, 2005 and 2004 were $23,698 and $5,293, respectively.

The future minimum lease payments below for the Boca Raton office are the total amount of the payments as if there was no sublease. The Company anticipates the sublease to continue through the end of the lease term.

The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments. For the nine months ended September 30, 2005, the Company recorded $8,865 related to these transactions.

Future annual minimum operating lease payments for the terms of the Orlando and Boca Raton lease agreements are as follows for the years ending December 31:

	New York Office	Boca Raton Office	Total

2005	$13,626	$15,363	$28,989
2006	$54,504	$2,021	$56,525
2007	$31,794	$-	$31,794

The Company leases its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM Industries, LLC. The two-year agreement provides for rents of $7,000 per month. These transactions have been eliminated in the consolidation of these financial statements.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes. After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability. Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company. Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue its legal options during the fourth quarter of 2005. Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations. Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes. For the period ended September 30, 2005, the accrued interest balance on these promissory notes is $42,469, and this amount is shown in the Company's Balance Sheet under the accrued interest account.

The Company was a named defendant along with others including a director of the Company in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC ("Sports Quest"), for back wages and penalties, which could have totaled more than $300,000. The Company denied all liability, ownership, or other involvement with Sport Quest LLC. During the period ended September 30, 2005, the Company entered into a settlement agreement with Sports Quest, wherein the Company made payment in the amount of $20,000 to Sports Quest, without admitting to any wrongful actions with respect to allegations as set forth in the proceeding as filed in the Maine court.

The Company was the defendant in an action commenced by its former law firm for unpaid legal services in the amount of $18,952.  The Company filed a motion to dismiss the action, and during the period ended September 30, 2005 the Company entered into a settlement agreement with its former law firm to resolve the dispute for payment of legal services provided.  The Company made payment in the amount of $10,000 to resolve this matter.  This payment is offset in the accompanying financial statements against the previously recorded liability amount of $18,952.

Schaefer Systems International, Inc.

On March 28, 2003, the Company entered into a product development agreement with Schaefer Systems International, Inc., (hereinafter "SSI") wherein the Company would design, develop and produce a quantity of prototypes for field testing. An initial payment of $61,215 was made by SSI to the Company to facilitate the development of a proprietary product.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Schaefer Systems International, Inc. (continued)

The Company has delivered part of the first run of development parts. The initial period of the development contract has expired. Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished. The Company believes that the first generation molds produced for SSI under the product development agreement are of no commercial value. Accordingly, the initial payment, previously held as a deposit on account, was recognized by the Company as an expense and charged to research and development costs during the period ended September 30, 2005.

NOTE 10 - ACQUISITIONS

In March, 2005, the Company announced that it had executed a definitive merger agreement in which Thermoplastic Composite Design (hereinafter "TCD") merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter "ECC"). The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC. Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the operating assets in TCD were assigned to LRM Industries, LLC ("LRM"), through ECC. TCD, as such, has no operations and LRM is the operating entity. Accordingly, the Company consolidates LRM's operations in its reporting. As a result of the structure as previously described, there are no operating results for TCD to report. LRM reports its financial activities on a quarterly basis and has elected a year end of December 31. The operating activities of LRM are consolidated in the Company's periodic financial reports. The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period totaling $15 million. The current value of this note was determined by applying a discount rate of 12%. The original note value under this discount was $8,157,208, of which $2,500,000 was paid during the quarter.

The audit of TCD's books and records for the years ended December 31, 2003 and 2004 has not been completed and a determination has yet to be made with respect to any in-process research and development.  The intangible asset recorded in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price of the Company, the inclusion of the TCD license acquired by the Company in March 2001, in the amount of $525,000 and the real property and equipment, as previously discussed.

Following is a summary of the assets acquired under the TCD merger agreement:

Equipment	$350,000
Real property	400,000
Patents	7,407,208

Assets acquired	$8,157,208

NOTE 10 - ACQUISITIONS (continued)

Also in March, 2005, the Company announced that ECC executed a 50/50 joint venture agreement with Nova Chemicals, Inc., and created a new company, LRM Industries LLC, to commercialize the Company's TPF technology. The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals has contributed $5,000,000 in cash and has agreed to contribute future services valued at $1,000,000. The joint venture is accounted for as a subsidiary of the Company.

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Patents	8,673,208

Net assets contributed	$9,023,208

The value ascribed to contributed patents includes $525,000 previously paid to TCD under a licensing agreement and 1,300,000 common stock options granted to former TCD shareholders, which were valued at $741,000.

NOTE 11 - PRIOR PERIOD RESTATEMENT

During the period ended September 30, 2005, the Company made certain adjustments to its books and records for the year ended December 31, 2003, to correct errors in calculating its previously stated expense arising from the reissuance of certain stock options and warrants, the effect of which carry forward to ensuing reporting periods. The post 2003 financial reporting effects of the previously described adjustments also appear in the Company's accumulated deficit, additional-paid-in capital and stock options and warrants accounts.

These adjustments are summarized as follows: The Company has incurred an additional charge against earnings, in the amount of $457,150, for the year ended December 31, 2003, as a result of an error in calculating the original debt financing charge against earnings, in the amount of $249,648, which charge was recorded in the Company's originally reported financial statements. The assumptions used to value the warrants issued were a risk-free interest rate of 4%, volatility of 69%, a three year life and an exercise price of $0.23 per share. The Company also realized a charge against earnings, in the amount of $44,650, arising from the issuance of stock options previously not included in the Company's calculations, which represent the grant of 250,000 shares at an exercise price of $0.23 per share.  The assumptions used to calculate the value of the options were a risk-free interest rate of 4%, volatility of 69%, with an exercise period of ten years.  The Company also reinstated previously expired warrants, in the amount of 600,000 shares. The value of these warrants had previously been recognized by the Company in its prior reporting as an expense. The resulting effect of the reinstatement of

NOTE 11 - PRIOR PERIOD RESTATEMENT (continued)

these warrants was in the amount of $13,060 and is shown as a reallocation between the Company's additional-paid-in-capital and stock options and warrants accounts.

NOTE 12 - DEVELOPMENT STAGE REPORTING

During the period ended September 30, 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC. As a result, the Company has discontinued its reporting as a development stage enterprise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming (the "Process" or "TPF™").  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of the Joint Venture Agreement (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and NOVA Chemicals, Inc. ("NOVA") described below, the Company's TPF™ business is being conducted through its position and interest in LRM.

                Technology:  The TPF™ Process is a proprietary process developed by TCD that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products.  TPF™ Process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These patents provide a system and method for forming an article from thermoplastic material and fiber.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape.  Management believes that the TPF™ Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs.  The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding. The Company believes that these advantages provide for significant cost savings realized by utilization of the TPF™ Process in the reduced labor required to create larger parts and reduced costs in assembly of larger parts which are made up from a number of smaller components. Material costs will typically also be lower due to the ability of the Process to use recycled materials, reuse of its own production scrap and utilize in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

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

                The "Merger Consideration" equaled the sum of (i) fifteen million dollars ($15,000,000) (the "Fixed Merger Consideration") and (ii) the aggregate amounts payable in accordance with Section (h) of the Merger Agreement: (the "Contingent Merger Consideration"). Following are the general payment terms to TCD Shareholders, as set forth in the Merger Agreement;

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

                 The obligations of ECC to pay the Fixed Merger Consideration and the Contingent Merger Consideration are guaranteed by LRM and the Company, and are evidenced by guaranties executed and delivered by the Company and LRM to the TCD shareholders.

                As part of the transaction described above, ECC sold to LRM, under an Asset Purchase Agreement, equipment and other personal property located in Mims, Florida and intellectual property acquired in the merger transaction described in this section. Other than real estate owned and leased to LRM, these assets were substantially all of the assets of ECC sold to LRM as part of the transaction in which ECC acquired a 50% interest in the LRM, the joint venture company (see below).

                On March the 3, 2005, the Company through, its wholly-owned subsidiary ECC, executed a Limited Liability Company Agreement with NOVA creating a Joint Venture Company, LRM, which is a Delaware limited liability company created for the purpose of commercializing the Company's Thermoplastic Flowforming (TPF™) technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

                LRM is owned one half each by ECC and NOVA and is capitalized as generally set forth in the joint venture agreement between NOVA and ECC as follows:

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

              As part of the Limited Liability Company Agreement, ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years.  Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period. In addition, the property is subject to a cellular tower lease providing for additional payments, in the amount of $12,000 per year, to ECC as successor to TCD.

 Product Research, Development and Testing:

               Product Development -   Product Research, Development and Testing continued during the period by LRM on a product by product basis, primarily in response to customer product development orders.  During the nine months ended September 30, 2005, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $1,000,000; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPF™ technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

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

                c. product development for 3rd party applications and licensed manufacturing.

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

                The Company anticipates that LRM will add personnel required for operation of the existing facility and to facilitate expansion of the business.  One of the Company's consultants has become a consultant to LRM and the joint venture directly retains personnel to meet various staffing requirements.   The Company does not expect to add key employees to its own staff during the year.

 Liquidity:

                T he Company has budgeted expenditures of $600,000 for the 12 months ending September 30, 2006.  During the nine month period ended September 30, 2005, the Company raised $683,750 through warrant exercises, in addition to receiving $187,300 from the exercise of stock options.  The Company had cash remaining at September 30, 2005 in the amount of $2,200,366, which includes cash balances in LRM, in the amount of $2,097,057.  LRM was initially capitalized with a $5,000,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  LRM has budgeted to spend $1,572,000 during its first year of operation.  The significant changes in assets during the nine month period ended September 30, 2005 were due to (i) the recognition of non-cash prepaid services to be provided by NOVA to LRM during the next two years, with the prepaid services set out as a current prepaid expense, in the amount of $600,000 and long term prepaid expense, in the amount of $400,000, (ii) a change in the net patent amount, as a result of the recognition of consideration received through the merger of TCD into ECC and the formation of the LRM joint venture, which includes the net present value of payments to be made to TCD shareholders as committed to in the merger agreement, the $2,500,000 cash provided to LRM as operating capital at the merger date completion and the inclusion of the $525,000 license fee that the Company paid to TCD during 2001 and that is currently being amortized as a component of the net patent account, as shown on the consolidated Balance Sheet, (iii) the deposits for stock purchase which were applied to the acquisition of common stock upon completion of the transactions during the period ended September 30, 2005, (iv) the increase in accrued interest by $271,546 due to the imputation of interest payable on the net present value of the note payable to TCD shareholders, and (v) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings and through funds received from individuals exercising warrants or options.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

Operations:

                The Company had revenues of $460,139 for the three months ended September 30, 2005, in comparison to no revenues for the previous year's corresponding period.   Revenues for the three months ended September 30, 2005 resulted in a Gross Profit of $297,296 with Total Expenses of $803,578 resulting in a Loss From Operations of $506,282, compared to the previous year's corresponding period loss of $332,783.  The interim period for the nine months ending September 30, 2005 showed a loss from operations of $6,412,713 including a one time expense of $4,947,869 for the issuance of market price options to executives and others granted after the closing of the ECC/TCD merger. The period covered by this report also represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

                We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly fiscal period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting

                During the Quarter ended September 30, 2005, in order to assure appropriate control over financial reporting of expanded activities of the Company due to the acquisition of assets from Thermoplastic Composite Design, Inc., the Company increased its disclosure controls. The additional controls include an increased meeting schedule between top executives focused on company activities; an additional level of management review of reports and the adoption of a more aggressive disclosure calendar.

                It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

                The Company was a defendant along with others, including Steve Pappas, a Director of the Company, in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties.  The Company denied all liability, ownership or other involvement with Sport Quest LLC.  The Company entered into a settlement agreement with the Plaintiffs in the case which has been fully executed. The result was not material to the Company.

                The Company has filed a Declaratory Judgment action in U.S. District Court for the Southern District of New York against Steve Pappas, a director of the Company. Envirokare is asking that the Voting Trust and Trust Agreement signed by Mr. Pappas on August 7, 2003 be declared valid and in full force and effect until August 7, 2006.  Mr. Pappas had previously made a demand of the Trustee and the Company to terminate this trust.  The demand was rejected. Management expects to resolve this matter in a manner favorable to the Company. Regardless of outcome, management does not believe that this litigation will have any material effect on results of its operations. The docket number of this action is 1:05cv-05515-LAK.

ITEM 2. CHANGES IN SECURITIES

              During the nine months ended September 30, 2005, the Company issued 62,500 shares of its common stock when warrants were exercised at $0.40 per share for a total of $25,000 and 50,000 shares were issued when stock options were exercised at $0.30 per share for a total of $15,000. In addition, the Company issued 614,465 shares of its common stock when options were exercised by a former Company executive at $0.23 per share, with payment set off against severance owing to the former executive. During the period ended September 30, 2005, the Company issued 2,600,000 shares of its common stock when stock warrants were exercised at prices ranging between $0.25 and $0.40 per share. During the period ended September 30, 2005 the Company issued 826,087 shares of its common stock when stock options were exercised at a price of $0.23 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                N one

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
10.22 Jonathan Edelstein, Director Warrant Agreement (10)
10.23 Leo Kapakos, Former Director Warrant Agreement (10)
10.24 Erwin Pruefer, Director of Operations Compensation Agreement (10)
10.25 Erwin Pruefer, Director of Operations Warrant Agreement (10)
21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001)
31.1 Rule 13a-14(a)/15d-14 Certification of Chief Executive Officer, dated November 14, 2005
31.2 Rule 13a-14(a)/15d-14 Certification of Chief Operating Officer and acting Chief Financial Officer, dated November 14, 2005.
32.1 Section 1350 Certification of President, dated November 14, 2005 and Section 1350 Certification of Chief Operating Officer and acting Chief Financial Officer, dated November14, 2005.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

ENVIROKARE TECH INC.
/s/ George Kazantzis George Kazantzis President and Principal Financial Officer