Form 10KSB/A
period 2004-12-31
ENVIROKARE TECH INC
filed 2006-02-03
CIK 1065677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A-2

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

641 Lexington Avenue, 14th Floor, New York, NY 10022

(Address of principal executive office)

(212) 634-6333

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock (Par Value - $0.001)

(Title of Class)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

                Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                State issuer's revenues for its most recent fiscal year:  The issuer is a development stage company.  For the Fiscal Year ended 12-31-04, the issuer had revenues of $0.00

                The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 14, 2005 is $29,676,345.

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

PART I

Item 1. Description of Business

Business Development

                Envirokare Tech, Inc., ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998.  The executive offices of the Company are located at 641 Lexington Avenue, 14th Floor, New York, NY  10022.

                On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with Thermoplastic Composite Designs, Inc. (("TCD") that, subject to certain limitations, allows the Company to commercially exploit TCD's proprietary  ThermoPlastic Flowforming (TPF™) Process for itself  and on behalf of Company licensees.  In addition, Envirokare and ECC also entered into a merger agreement with TCD and its shareholders ("Shareholders"), which provided for the merger of TCD into ECC under certain terms and conditions.

                Subsequent to the end of the Company's fiscal year on March 3, 2005, the Company completed a merger of TCD, a Florida corporation into ECC, its wholly owned subsidiary resulting in the acquisition of TCD assets including real property, plant, equipment and intellectual property in exchange for cash and notes as outlined below.  These merger terms were modified from the March 30, 2001 agreement.

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

                In November 1999, the Company engaged TCD to design and supply a system to manufacture a pallet (the "Pallet", or sometimes referred to herein as the "E Pallet") and other contemplated materials handling products and to assist in making Pallet design modifications to meet product specifications provided by the Company.  The Company subsequently acquired licensing rights to the TPF™ Process in 2001

                On December 21, 2000, the Company, Electroship Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Envirokare ("EAC"), and Electroship (N.Y.) Inc., a New York corporation ("Electroship") consummated the merger of Electroship with and into EAC with EAC continuing as the surviving corporation (the "Merger").  The consideration received by Electroship Partners, the former shareholder of Electroship, in the Merger consisted of 2,500,000 shares of the common stock, par value $.001 per share of Envirokare.  Electroship Partners has since dissolved and distributed its assets, including such shares, among its former partners.  Electroship was engaged in the business of developing wireless tracking technology for the shipping industry.

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

                Subsequent to the end of the Company's fiscal year the Company closed certain transactions set out in section (a) above so that its TPF™ business will be conducted through its interest in LRM Industries, LLC, a 50-50 joint venture with NOVA Chemicals, Inc.

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

                Schaefer Systems International, Inc. Components

                The Company has been engaged in developing proprietary parts for SSI (see "Product Development and Purchase Agreement with Schaefer Systems International, Inc.", above).  Prototype molds were delivered during April 2003, and  testing of prototype parts have been successfully conducted.

Raw Materials

                In the event that the Company develops its own manufacturing facilities, these facilities will utilize significant amounts of plastic, differing in grade and price per pound.  There are numerous recycled plastic suppliers in the United States including, K.W. Plastics and Image Products.  The TPF™ manufacturing process is flexible and allows for the inclusion of plastics of varying grades.  As such, access to raw material required for production of various products that utilize the TPF™ process in their manufacture is not anticipated to be more than a short term supply issue.  The Company's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of TPF™ designed and produced products manufactured using virgin or recycled plastics.

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

Competition

                The Company currently faces significant competition with respect products it develops, including the Pallet, and this competition may increase as new competitors enter the market.   The Company's growth strategy is substantially dependent upon its ability to develop, market and distribute its products successfully, and on the ability of its product development customers to successfully market and distribute TPF™ products developed on their behalf.  Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and, in contrast with the Company, have the advantage of marketing existing established products with existing production and distribution facilities.  There can be no assurance that the Company will be able to successfully develop and market and distribute products on acceptable terms, or at all.  Failure of the Company to develop and market its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                The Company's management believes that no toxic or hazardous materials will be by-products of the manufacturing processes of products that utilize the TPF™ process in their manufacture.  The TPF™ Process does not emit any VOCs, which are present in many thermoset composites.  Accordingly, management of the Company believes that the Company will not have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations.  However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated.  In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

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

                The Company also acquired rights in an invention and related provisional patent application entitled Apparatus and Method for Facilitating Shipping and Commerce, in connection with the merger with Electroship that was completed December 21 , 2000.  This application expired.  The Company refiled this application provisionally during October 2002 and is presently evaluating options to develop aspects of electronic technology as it relates to shipping and commerce applications, as contemplated by the provisional filing.

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

Item 2.    Description of Property

                The Company leases corporate office space located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL  32822.  The leased  premises consist of 1600  square feet and are insured under public liability insurance.  The Company entered into a 36-month lease whose term began September 16, 2002, at an initial monthly rental of $2,595.  The Company's total lease payments for its Orlando office space for the fiscal year ended December 31, 2002 was $9,755.  The Company's total lease payments for the fiscal years ending December 31, 2003 and 2004 and for the nine and one-half month period ending September 15, 2005 will be $31,557, $32,819 and $22,455, respectively.

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

Item 3.    Legal Proceedings

               The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to the aforementioned demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue this matter during the first quarter of 2006.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations. Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  As of December 31, 2004, the accrued interest balance on these promissory notes is $37,835, which amount is recorded in the Company's Balance Sheet under the accrued interest account.

               The Company has been made a defendant along with others, including Steve Pappas, a Director of the Company, in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties which could total more than $300,000.  The Company has denied all liability, ownership or other involvement with Sport Quest LLC.  The Company has entered into a settlement agreement with the Plaintiffs in the case.   The settlement was fully executed during the quarter ended September 30, 2005, in the amount of $20,000, and the Company has no further legal exposure with respect to Sports Quest of New England LLC.

Item 4.    Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of shareholders by the Company during the Fiscal Year

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

              The approximate number of holders of record as at December 31, 2004 were 134, with issued and outstanding shares recorded as 38,943,980.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Available for Issuance

1999 Equity Incentive Plan	600,000	$0.43	3,300,000

Total	600,000	$0.43	3,300,000

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

Item 6.    Management's Discussion and Analysis or Plan of Operation:

                Envirokare Tech, Inc. (the "Company", or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including Thermo Plastic Flowforming  for TPF™.  Subsequent to end of the fiscal year and upon the closing of the  Merger Agreement between the Company's subsidiary Envirokare Composite Corp. and  Thermoplastic Composite Designs, Inc.  and of the Joint Venture Agreement  (LRM Industries, LLC) between Envirokare Composite Corp. and  NOVA Chemicals, Inc.  described below, the Company's TPF™ business is being conducted through it position in LRM Industries, LLC.

                Technology:  The TPF™ Process is a proprietary process developed by Thermo Composite Designs, Inc., that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products. TPF™ Process patents are pending.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. Management believes that the TPF™ Process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs. The Process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding,  including significantly,  cost savings realized in the reduced labor required to create larger parts made using the TP™F Process. The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF™ Process.   Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

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

                The Company entered into agreements acquiring this technology through License and Merger Agreements with Thermo Composite Designs, Inc. dated March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF™ Process.

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

                Product Development - E Pallet:  Since inception, the Company has been engaged in the development of a pallet (the "Pallet" or "E Pallet").  In December 1998, the Company acquired equipment, early-stage rubber mold technology and patent rights to the development of rubber mold technology for creating a pallet made of recycled materials.  In 1999, the Company and TCD entered into a product/technology contract for the continued development of the Pallet.  TCD undertook to assist the Company in optimizing earlier versions of the Pallet design.  The contract required TCD to deliver a pallet that would meet design specifications including specified size and weight requirements and a customized composition matrix.  The contract also provided that TCD would supply an engineered mold for the Company's first production facility.  The Company's payments for the development of a first generation Pallet mold totaled $50,800 in 1999 (i.e. first generation mold) and $83,000 in 2000 (i.e. second generation mold).  The Company wrote down the value of the first generation mold during 2001 and has recorded a write-down for the second generation mold during the period ended September 30, 2005.  The Company currently carries no values for these two molds on its books.  The commercialization of the E Pallet and the Company developed Beam has been slowed, as the Company's attention has been drawn to its establishment of a joint venture with a large chemical company and the execution of a merger agreement with its newly merger entity, TCD, Inc.  In connection with the E Pallet, any pallet products made and sold will require a more advanced model version, which will require an updated mold system. The Company will continue to work on fine tuning design features that apply to the E Pallet, with manufacture of a third generation mold anticipated.  The Company believes that the Beam molds have five years of life remaining and began depreciation of the Beam mold during the period ended September 30, 2005.  Work on commercializing both the E Pallet and Beam will be restarted as  the Company raises additional capital for installation of an additional product line(s) which will provide for expanded product development and manufacturing capabilities of product produced for sale.

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

                Product Development - Schaefer Systems International, Inc.: On March 28, 2003, the Company entered into a product development and purchase agreement with SSI replacing an earlier agreement dated August 6, 2002.  Under the terms of this agreement and pursuant to performance and dimensional criteria provided by SSI,  the Company will design and develop and produce a quantity of prototypes for field testing, field trials and related approvals. Payments to the Company for successful completion of product development will aggregate $185,500, with an additional $300,000 to be payable if SSI elects to develop an additional, similar product with different dimensions. The initial term of the contract is 26 weeks. A payment of $61,215 was made by SSI to the Company (at the time of the August 6, 2002 agreement) to facilitate the development of the proprietary product.  The balance of the development fee is payable: 47% upon completion of first parts off of the product and verification of performance and 20% within 30 days after Development Completion. SSI continued its right to order additional development for an additional payment of $300,000.

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

            Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  Our critical accounting policies are described in Note 2 of the Company's Consolidated Financial Statements.  This summary of critical accounting policies of the Company is presented to assist in the understanding of the Company's financial statements.  All accounting estimates are at risk to change because of internal and external factors, and when adjustments are adopted.  Most of our estimates are based upon historically known data and have remained stable over time.  Certain estimates are subject to market place conditions, and are discussed below.

            On a continuing basis, management evaluates estimates, including those related to the impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.

            We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

            Patents: The Company's accounting policy in connection with the "Apparatus and Method to Facilitate Shipping and Commerce" patent filing reflects the Company's assessment that during the period of time between which the Company acquired the provisional patent to present, valuation of the patent life and associated amortization was indeterminable, until such time as a patent would be issued by the US Patent and Trade Office. Amortization of the patent is calculated over the life of the cash flows derived from the patent, and the Company has realized no cash flows attributable to the pending patent intangible asset. Our normal expectation for a patent pending determination would be in the range of two to three years and the patent pending stage went beyond Company expectations. At present, the patent filing remains pending, and the Company relies on the guidance of legal counsel, with respect to the prospects for and status of the patent pending filing for the "Apparatus and Method for Facilitating Shipping and Commerce". The Company believes that there was a separation issue of the technology value and the inability to identify an amortizing period, which the Company since resolved. Accordingly, the Company commenced amortization of the patent during Fiscal year 2001, and the Company will amend its financial statements for the years ended December 31, 2001 and 2002 to provide for amortization of the Electroship patent. The Company also recorded amortization for the Electroship patent for the quarters ended March 31, June 30 and September 30, 2003, which amortization increased the charge to interest for the respective periods. Subsequent to amending the financial statements for the years ended December 31, 2001 and 2002, and the quarters ended March 31, June 30 and September 30, 2003, the Company has determined that the value of the Electroship patent is impaired. The Company believes that the impairment is primarily a result of the Company's inability to dedicate appropriate resources to develop and market the potential opportunities contained within the patent filing and also the inability of the Company to make a reasonable determination of cash flows and associated patent life, for the pending patent. The Company has recognized a reduction in the remaining intangible asset value of $1,613,603. The effect of this impairment created a charge to earnings during the fiscal year ended December 31, 2003 and is also recognized as an increase in the Company's accumulated deficit in subsequent reporting periods. The Company believes that this treatment and accounting of the patent is in accordance with SFAS No. 142 which deals with acquired intangibles. We continue to conduct impairment valuations on other material corporate assets, to determine that there exists no other reason(s) which would require an adjustment to the valuations carried on the Company's books.

               Warrants & Options:  The Company has and presently makes valuation determinations of warrants and options utilizing the Black-Scholes model.  These valuations are reviewed and revalued, where necessary, every audit year. Adjustments, if required, are made to the Company's records to reflect valuation changes that are made.

Financial Position:

                  The Company consolidates its activities for all financial reporting purposes.  For the period ended December 31, 2004, the Company had a cash balance of $432,155 compared to a cash balance of $65,809 for the period ended December 31, 2003.  The increase in cash was primarily due to subscription funds raised by the Company during 2004.  For the same respective periods, the Company reported $330,933 in accounts payable compared to $327,285 during the 2003 reporting period.  The Company received a deposit, in the amount of $280,000, from a prospective joint venture partner during the year ended December 31, 2004.  This deposit was subsequently realized by the Company as earned income upon completion of a joint venture agreement with the prospective partner during the first quarter of 2005.  The Company accrued compensation for the period ended December 31, 2005, in an amount of $182,325 compared to $47,085 for the same period during 2003.  The increase was primarily due to amounts accruing for the entire year of 2004 in comparison to accrual for a partial year during 2003.  The current portion of the notes payable to shareholders was $100,197 and $86,320 for the years ended December 31, 2004 and 2003, respectively.  The increase in these amounts are due to amounts that are coming due in a subsequent year that are calculated for an entire year in comparison to the 2003 reported figures which apply to notes that were rewritten for a portion of the year.  For the years ended December 31, 2004 and 2003, the Company has accrued interest payable on Promissory notes due, in the amounts of $37,835 and $31,578, respectively, which amounts are currently a subject of legal dispute (see Part I, Item 3, above).  Results from Operations:  There were no revenues to report for the year ended December 31, 2004, compared to deposit revenues reported by the Company during the year ended December 31, 2003, in the amount of $65,150.  Total expenses reported by the Company for the years ended December 31, 2004 and 2003 were $2,060,430 and $4,651,320, respectively. The comparative 44% decrease in expenses was primarily due to expensing of option grants and recognizing a loss on impairment to an intangible asset, each recorded during 2003 with the effect of increasing the expense accounts.

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

Item 7.    Financial Statements

                Our audited financial statements, as amended and restated for the fiscal years ended December 31, 2004 and December 31, 2003, follow Item 14, beginning at page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 8A. Controls and Procedures

                The Company's management has evaluated, with the participation of its principal executive and principal financial officer, John Verbicky, the effectiveness of the issuer's disclosure controls and procedures, as of December 31, 2004 and determined those disclosure controls and procedures to be effective. Subsequent to the initial assessment concerning the Company's controls and procedures, the Company determined that a restatement of its financial reports was necessary.

                                a. Management of the issuer has evaluated, with the participation of its principal executive and principal financial officers, the effectiveness, as of December 31, 2004, of the issuer's internal control over financial reporting. The framework on which management's evaluation of the Company's internal control over financial reporting is based must be a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment.

                                b. The management of the Company has evaluated, with the participation of the it's principal executive and principal financial officers, any change in the issuer's internal control over financial reporting, that occurred during the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting. The Company made no material changes to its internal controls and procedures for the fiscal year ended December 31, 2004.

                                c. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. These include, without limitation, disclosure controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                                d. Management of the issuer has evaluated, with the participation of its principal executive and principal financial officers, the effectiveness, as of December 31, 2004, of the issuer's internal control over financial reporting. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

                Notwithstanding the Company's current disclosures concerning the TCD license, the Company has proposed to amend its filings for the Fiscal years ended December 31, 2004, 2003, 2002 and 2001, to reflect the amortization of the TCD license, with amortization of the license commencing on the date of acquisition and with the license being fully amortized by the end of the original license agreement date, September 30, 2003.  The Company also proposes to amend the financial statement note disclosure concerning the TCD license to reflect the amortization of that license.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment of the Company's acquired patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce", the Company has proposed to amortize the value of the patent during the Fiscal years ended December 31, 2001, 2002 and the nine month period ending September 30, 2003 and to write down the remaining full value of the intangible asset during the fiscal year ended December 31, 2003 and restate its financial statements to reflect the effect of the write down against retained earnings for the periods ended December 31, 2003 and December 31, 2004, and to amend its note disclosures for the same periods to disclose the accounting treatment applied for the intangible asset.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 5,125,000 warrants issued in December 2003, as a part of a restructured debt offering by the Company, it has elected to amend its treatment of these warrants which results in an additional charge to earnings of $457,150 for the fiscal year ended December 31, 2003, the Company has proposed to file an amended Form 10-KSB, for the Fiscal years ended December 31, 2004 and 2003, to reflect this restatement, in conjunction with the amendment that flows from accounting treatment of the original issuance of debt.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 900,000 warrants issued in connection with a private debt offering undertaken by the Company in December 2003, the Company has elected to amend its treatment of these warrants which results in a charge to earnings of $110,813 for the fiscal year ended December 31, 2003 and which charge was recorded as a finance charge in the Company's Statement of Operations for the year then ended.

                Notwithstanding the Company's prior disclosures as contained in its prior financial reports related to a warrant exercise that took place during late 2003, the Company has elected to take a charge to earnings in the period ended December 31, 2003, the period in which the warrants were modified.

               Management believes that its treatment of assets subject to the restatements set out above was proper at the time of the reports referred to. Subsequent to the initial filing of the annual report on Form 10-KSB, Management performed another analysis and determined that changes were required to certain accounting records. As a result of these changes, Management believes its disclosure controls and procedures were not effective. During the year ended 12-31-04 there were no changes to internal controls. Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

                Anticipated Changes to internal controls over financial reporting and to disclosure controls and procedures of the Company: The CFO and CEO have taken certain immediate steps which include (i) notification of the events causing the restatement to the Board of Directors at the Board's meeting of September 20, 2005, (ii) presentation of recommendations to the Board to strengthen the Company's controls and procedures, with such recommendations adopted by the board at the stated meeting, (iii) appointing new disclosure committee members, audit committee members and disseminating disclosure controls and procedures guidelines to all Board members, as well as a briefing on the duties and requirements of all Board members. Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

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

Name	Age	Position

Dr. Nick Pappas	75	Executive Chairman of the Board of Directors
Steve Pappas	61	Director
Jonathan Edelstein*	61	Director
Dr. Gary Cook**	60	Director
Dr. Walter Gerasimowicz	52	Director
Dr. John Verbicky***	52	Director, President and CEO
George Kazantzis	54	Director, Chief Operating Officer

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

                Dr. Gerasimowicz has a B.S. in Chemistry from Ursinus College, MS and PhD degree in Physical Chemistry from Villanova University and an MBA in Finance from Wharton School of the University of Pennsylvania.

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

Options and Stock Appreciation Rights Granted During the Most Recently Completed Fiscal Year

                The Company did not grant options or stock appreciation rights to Named Executive Officers during the most recently completed Fiscal Year other than as set out in Compensation of Directors and Remuneration of Senior Officers below.

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

                The grants directors an Honorarium of $1,000 per meeting attended in person, with the Chairman receiving an Honorarium in the amount of $1,500 per meeting attended in person, in addition to the options set out above.

                Other than as discussed above, in respect of a payment made to Jonathan Edelstein, there has been no arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during Fiscal 2004.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

                Dr. John Verbicky as President and CEO entered into a contract with the Company that provides for an initial base salary at the annual rate of One Hundred Forty Thousand Dollars ($140,000) for the first 12 months hereof ($70,000 of which will be accrued as deferred compensation); One Hundred Seventy five Thousand Dollars ($175,000) for the second 12 months hereof ($85,000 of which will be accrued as deferred compensation) and Two Hundred Thousand Dollars ($200,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes. The Company, on the basis of Dr. Verbicky's performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the Dr. Verbicky 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly). The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company.  Dr. Verbicky is entitled to expenses reimbursements and certain incentives as they are voted by the Board.

                Mr. George Kazantzis as COO entered into a contract with the Company that provides for an initial base salary shall be at the annual rate of One Hundred Ten Thousand Dollars ($110,000) for the first 12 months hereof ($50,000 of which will be accrued as deferred compensation); One Hundred Forty  Thousand Dollars ($140,000) for the second 12 months hereof ($60,000 of which will be accrued as deferred compensation) and One Hundred Sixty Thousand Dollars ($160,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes. The Company, on the basis of Mr. George Kazantzis' performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly). The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.

                Mr. Erwin Pruefer as Director of Operations entered into a contract with the Company that provides for an initial base salary shall be at the annual rate of  Ninety Six Thousand Dollars ($96,000) for the first 12 months hereof ($36,000 of which will be accrued as deferred compensation); One Hundred Thousand Dollars ($100,000) for the second 12 months hereof ($30,000 of which will be accrued as deferred compensation) and One Hundred Twenty Thousand Dollars ($120,000)  or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes. The Company, on the basis of Mr. Pruefer's performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly). The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.

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

Name and Address (1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class

James Pappas	3,300,000	(3)	6.95%
Vanessa Houiris	3,300,000	(3)	6.95%
Adrian Alexandru	3,930,000	(4)	10.69%

Steve Pappas	8,933,400	(5)	23.08%
Jonathan Edelstein	250,000	(6)	1.37%
Leo G. Kapakos	170,000	(7)	1.47%
George Kazantzis	1,420,000	(8)	6.29%
Nicholas Pappas	1,612,000	(9)	3.39%

All executive officers and directors as a group	28,573,400	(2)	30.8%	(2)

                (1) The address for each of the persons listed is 5850 T. G. Lee Blvd., Suite 535, Orlando, FL  32822.

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

Item 12. Certain Relationships and Related Transactions

                On April 3, 2002, Steve Pappas invested $100,000 in a private offering of Company units at a price of $0.10 per unit.  Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to April 2, 2004. On June 27, 2002, the same shareholder invested $50,000 in a private offering of Company units at a price of $0.10 per unit.  Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to June 26, 2004.  During November, 2002, the same shareholder invested $60,000 in a private offering of Company units at a price of $0.15 per unit.  Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.50 per share, with the warrant exercisable at any time up to November, 2004.  On February 14, 2003, the same shareholder invested $82,500 by participating in an amended warrant offering by the Company to current warrant holders of equity private placement transactions conducted by the Company during 2001 and 2002.  The shareholder acquired 650,000 shares of Company common stock at a price of $0.15 per share.  The shareholder acquired new warrants, exercisable at any time up to February 13, 2005, at a price of $0.65 (as to warrants issued in this offering to purchase up to 150,000 shares) and $0.75 (as to warrants issued in this offering to purchase up to 400,000 shares).

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

31.1	Certification -18 USC 1350 Section 302
31.2	Certification -18 USC 1350 Section 906

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

                (b)  Reports on Form 8-K

                A report on Form 8-K regarding Item 5 was filed by the Company on June 14, 2004.

Item 14. Principal Accountant Fees and Services

For	Year Ended 12-31-03	Year Ended 12-31-04

Audit Fees	$27,967	$24,981
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

                The Audit Committee of the Board of Directors  has concluded that fees charged to the Company by the principal accountant  in categories other than audit fees, if any are compatible with maintaining the principal accountant's independence.

ENVIROKARE TECH, INC.
(A Development Stage Company)

The Board of Directors
Envirokare Tech, Inc.
Orlando, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a Nevada corporation and a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 14 to the financial statements, an error resulting in the incorrect reporting of intangible assets and related amortization and impairment as well as the number of stock options granted and the corresponding valuation thereof was discovered by management during the 2005 fiscal year.  Accordingly, the financial statements for the year ended December 31, 2004 and 2003 have been restated to correct this error.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

March 31, 2005, except for Note 14 which is dated January 18, 2006.

ENVIROKARE TECH, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$432,155	$65,809
Deposits and retainers	22,466	22,466
Employee receivable	1,864	-
Prepaid expenses	-	5,916
Inventory	43,216	43,216

TOTAL CURRENT ASSETS	499,700	137,407

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Office equipment	25,292	18,167
Molds	170,912	170,912
Less accumulated depreciation	(12,538)	(8,050)

TOTAL PROPERTY AND EQUIPMENT	190,795	188,158

OTHER ASSETS
License agreement	525,000	525,000
Less amortization	(525,000)	(525,000)
Patent acquisition costs and technology rights (net)	33,939	33,939

TOTAL OTHER ASSETS	33,939	33,939

TOTAL ASSETS	$724,435	$359,504

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$330,933	$327,285
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	280,000	-
Accrued compensation	182,325	47,085
Accrued interest	37,835	31,578
Accrued interest to stockholders	8,936	16,258
Capital equipment lease payable, current portion	5,200	3,144
Notes payable, current portion	64,902	61,965
Notes payable to shareholders, current portion	100,197	86,320

TOTAL CURRENT LIABILITIES	1,071,542	634,850

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	5,791	5,196
Notes payable, net of current portion	10,499	15,825
Notes payable to shareholders, net of current portion	1,476,594	1,584,566
Discount on notes payable - other	(467,588)	(703,205)

TOTAL LONG-TERM LIABILITIES	1,025,296	902,382

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; 0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 38,943,980 and 32,992,394 shares
issued and outstanding, respectively	38,944	32,992
Additional paid-in capital	5,917,517	4,985,201
Stock options and warrants	3,663,397	2,735,905
Accumulated deficit during development stage	(10,992,260)	(8,931,826)

TOTAL STOCKHOLDERS' EQUITY	(1,372,403)	(1,177,728)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$724,435	$359,504

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			June 15,1998
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004
	(Restated)	(Restated)	(Restated)

REVENUES	$-	$62,150	$62,150

COST OF GOODS SOLD	-	(17,500)	(17,500)

GROSS PROFIT	-	44,650	44,650

E X P E N S E S
Consulting fees - related parties	436,823	799,462	1,500,928
Consulting fees - other	-	44,650	1,090,087
Board of directors fees	487,090	367,689	1,384,590
Rent	94,742	71,522	393,207
General and administrative	236,346	222,062	1,028,646
Depreciation and amortization	4,488	246,555	851,897
Professional fees	287,350	278,868	1,123,099
Research and development	6,909	64,816	89,768
Wages and salaries	44,332	43,625	219,836

TOTAL EXPENSES	1,598,080	2,139,249	7,682,058

LOSS FROM OPERATIONS	(1,598,080)	(2,094,599)	(7,637,408)

OTHER INCOME (EXPENSES)
Loss on impairment of asset	-	(1,613,603)	(1,613,603)
Gain on sale of assets	-	577	577
Financing costs	-	(633,885)	(633,885)
Interest expense	(226,736)	(196,343)	(649,035)
Discount on debt	(235,617)	(113,467)	(458,905)

TOTAL OTHER EXPENSE	(462,353)	(2,556,721)	(3,354,851)

LOSS BEFORE INCOME TAXES	(2,060,434)	(4,651,320)	(10,992,260)

INCOME TAXES	-	-	-

NET LOSS	$(2,060,434)	$(4,651,320)	$(10,992,260)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.06)	$(0.15)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	35,811,303	31,570,042

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Stock
					Additional	Options			Other	Total
	Number		Number		Paid-in	and	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Receivable	Deficit	Income	Equity

Issuance of common stock in June, 1998
for cash at $0.001 per share	-	$-	10,000,000	$10,000	$-	$-	$-	$-	$-	$10,000

Net loss for period ended December 31, 1998	-	-	-	-	-	-	-	(34,427)	-	(34,427)

Balance, December 31, 1998	-	-	10,000,000	10,000	-	-	-	(34,427)	-	(24,427)

Issuance of common stock at an average of $0.45
per share for cash	-	-	746,140	746	334,053	-	(105,000)	-	-	229,799

Issuance of preferred stock at $0.50 per share
for cash	500,000	500	-	-	249,500	-	-	-	-	250,000

Issuance of stock options for services	-	-	-	-	-	552,000	-	-	-	552,000

Contribution of capital by shareholders in the form
of foregone payment of accounts payable	-	-	-	-	1,847	-	-	-	-	1,847

Net loss for year ended December 31, 1999	-	-	-	-	-	-	-	(893,173)	-	(893,173)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,202)	(1,202)

Balance, December 31, 1999	500,000	500	10,746,140	10,746	585,400	552,000	(105,000)	(927,600)	(1,202)	114,844

Cash received for subscriptions receivable	-	-	-	-	-	-	105,000	-	-	105,000

Issuance of common stock at an average of $0.66
per share for cash	-	-	543,338	543	356,957	-	-	-	-	357,500

Expiration of stock options	-	-	-	-	120,000	(120,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	121,000	-	-	-	121,000

Stock options exercised at $0.58 per share	-	-	100,000	100	81,400	(24,000)	-	-	-	57,500

Stock issued for acquisition of Electroship Acquisition
Corporation, a wholly-owned subsidiary, at
$0.77 per share	-	-	2,500,000	2,500	1,922,500	-	-	-	-	1,925,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(611,329)	-	(611,329)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(2,846)	(2,846)

Balance, December 31, 2000	500,000	500	13,889,478	13,889	3,066,257	529,000	-	(1,538,929)	(4,048)	2,066,669

Expiration of stock options	-	-	-	-	132,000	(132,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	164,000	-	-	-	164,000

Issuance of common stock at $0.14 per share for cash
with attached warrants at $0.06 per share for cash	-	-	1,000,000	1,000	139,000	60,000	-	-	-	200,000

Conversion of preferred stock into common stock	(500,000)	(500)	10,000,000	10,000	(9,500)	-	-	-	-	-

Common stock repurchase at $0.02 per share	-	-	(533,334)	(533)	(6,967)	-	-	-	-	(7,500)

Warrants issued for financing expense	-	-	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-	4,048	4,048

Net loss for the year ended December 31, 2001 (restated)	-	-	-	-	-	-	-	(1,273,162)		(1,273,162)

Balance, December 31, 2001 (restated)	-	$-	24,356,144	$24,356	$3,320,790	$621,000	$-	$(2,812,091)	$-	$1,154,055

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock
					Additional	Stock Options		Other	Total
	Number		Number		Paid-in	and	Accumulated	Comprehensive		Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income		Equity

Balance forward, December 31, 2001	-	$-	24,356,144	$24,356	$3,320,790	$621,000	$(2,812,091)	$-		$1,154,055

Issuance of common stock for services	-	-	700,000	700	111,300	-	-	-		112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash	-	-	3,000,000	3,000	168,950	128,050	-	-		300,000

Issuance of common stock at an average of $0.10 per share for
cash with attached warrants at an average of $0.05 per share for cash	-	-	2,000,000	2,000	196,050	101,950	-	-		300,000

Issuance of stock options for services	-	-	-	-	-	52,173	-	-		52,173

Expiration of stock options	-	-	-	-	476,000	(476,000)	-	-		-

Net loss for the year ended December 31, 2002 (restated)	-	-	-	-	-	-	(1,468,415)	-		(1,468,415)

Balance, December 31, 2002	-	-	30,056,144	30,056	4,273,090	427,173	(4,280,506)	-		449,813

Issuance of options for board of directors fees	-	-	-	-	-	367,689	-	-		367,689

Issuance of options to related party consultants (restated)	-	-	-	-	-	529,811	-	-		529,811

Issuance of warrants at $0.1163 vs. prior value $0.0271 /5,125,000 shares (restated)	-	-	-	-	-	457,150	-	-		457,150

Reinstate 600,000 shares;$0.0163/200,000 shares;$0.0245 /400,000 shares (restated)	-	-	-	-	(13,060)	13,060	-	-		-

Issue 250,000 options @ $.1786 per share (YE 2003) (restated)	-	-	-	-	-	44,650	-	-		44,650

Adjust warrant issaunce valuation 720,000 shares, YE 2003 (restated)	-	-	-	-	(6,200)	6,200	-	-		-

Record discount on debt 5,125,000 shares @ $0.1163 per share (restated)	-	-	-	-	-	596,038	-	-		596,038

Modification of 720,000 warrants; average price of $0.053 per share (restated)	-	-	-	-	-	37,900	-	-		37,900

Options and warrants and APIC issued for debt finance (restated)	-	-	-	-	22,279	197,363	-	-	#	219,642

Issuance of common stock at an average price of $0.19 per share for
cash with attached warrants at an average of $0.05 per share (restated)	-	-	2,216,250	2,216	300,221	110,813	-	-		413,250

Exercise of stock warrants (restated)	-	-	720,000	720	172,429	(65,148)	-	-		108,001

Issuance of warrants for debt financing costs	-	-	-	-	-	249,648	-	-		249,648

Expiration of stock warrants	-	-	-	-	236,442	(236,442)	-	-		-

Net loss for the year ended December 31, 2003 (restated)	-	-	-	-	-	-	(4,651,320)	-		(4,651,320)

Balance, December 31, 2003 (restated)	-	-	32,992,394	32,992	4,985,201	2,735,905	(8,931,826)	-		(1,177,728)

Issuance of common stock with attached warrants
at an average of $0.23 per share, less issuance costs of $122,118		-	3,903,750	3,904	538,286	238,560	-	-		780,750

Issuance of options for consulting services	-	-	-	-	-	57,094	-	-		57,094

Issuance of common stock and warrants for	-	-	647,836	648	117,432	15,920	-	-		134,000
retirement of debt

Issuance of options for directors fees	-	-	-	-	-	487,090	-	-		487,090

Issuance of warrant term extension at $0.02 per share, less
issuance costs of $18,002	-	-	-	-	(18,002)	144,827	-	-		126,825

Exercise of stock warrants	-	-	1,400,000	1,400	278,600	-	-	-		280,000

Expiration of stock warrants	-	-	-	-	16,000	(16,000)	-	-

Net loss for the year ended December 31, 2004 (restated)	-	-	-	-	-	-	(2,060,434)	-		(2,060,434)

Balance, December 31, 2004 (restated)	-	$-	38,943,980	$38,944	$5,917,517	$3,663,396	$(10,992,260)	$-		$(1,372,403)

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				June 15,1998
		Year Ended	Year Ended	(Inception) to
		December 31,	December 31,	December 31,
		2004	2003	2004
		(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,060,434)	$(4,651,320)	$(10,992,260)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization		4,488	246,555	851,897
Discount on debt		235,617	113,467	458,905
Intangible asset expensed		-	-	9,520
Impairment of molds		-	-	27,000
Impairment of patent		-	1,613,603	1,613,603
Gain on sale of assets		-	(577)	(577)
Stock options issued for consulting fees		-	574,461	1,463,637
Stock options issued for directors fees		487,090	367,689	854,779
Common stock issued for consulting fees		57,094	-	169,094
Common stock issued for payment of expenses		134,000	-	134,000
Warrants issued for financing expenses		-	633,885	633,885
Warrant term extension granted for accrued compensation		24,000	-	24,000
Interest paid with refinance of debt		-	350,890	350,890
Changes in assets and liabilities:
Customer deposits		-	-	61,215
Inventory		-	(43,216)	(43,216)
Related party receivable		(1,864)	-	(1,864)
Prepaid expenses		5,916	(5,916)	-
Accounts payable		3,648	260,226	330,933
Accrued compensation		135,240	-	182,325
Accrued interest payable		(1,065)	(146,550)	61,524
Deposit owed on exclusivity agreement		280,000	-	280,000

Net cash used by operating activities		1,364,164	3,964,517	7,461,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and retainers		-	39,888	(22,465)
Purchase of molds		-	(111,912)	(197,912)
Payments on license agreement		-	-	(525,000)
Patent costs		-	-	(10,129)
Purchase of equipment		(993)	(968)	(17,268)
Proceeds from sale of equipment		-	1,275	1,275

Net cash used in investing activities		(993)	(71,717)	(771,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease		(3,481)	(1,123)	(4,604)
Payment of notes payable		(96,485)	(5,304)	(101,789)
Proceeds from sale of preferred stock		-	-	250,000
Proceeds from sale of common stock		1,060,750	521,250	3,141,797
Proceeds from sale of warrant term extension		102,825	-	102,825
Repurchase of common stock		-	-	(7,500)
Proceeds from notes payable, related parties		-	300,000	1,353,635

Net cash provided by financing activities		1,063,609	814,823	4,734,364

Net increase in cash		366,346	56,303	432,155

Cash and cash equivalents, beginning of period		65,809	9,506	-

Cash and cash equivalents, end of period		$432,155	$65,809	$432,155

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$39,346	$8,316	$54,335

Income taxes paid		$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary		$-	$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses		$-	$-	$3,635
Note issued for pending patent to related party		$-	$-	$33,330
Note issued for deposit for stock		$-	$-	$100,000
Impairment of intangible asset		$-	$1,613,603	$1,613,603
Warrants issued for financing (restated)		$-	$44,650	$44,650
Warrants issued for financing expenses		$-	$249,648	$469,290
Stock options issued for consulting fees		$-	$529,811	$1,418,987
Stock options issued for directors fees		$487,090	$367,689	$854,779
Common stock issued for consulting fees		$57,094	$-	$169,094
Common stock issued for payment of expenses		$134,000	$-	$134,000
Warrant term extension granted for accrued compensation		$24,000	$-	$24,000
Interest paid with refinance of debt	$		$350,890	$350,890
Stockholder's contribution for equipment		$-	$-	$1,847
Equipment acquired via capital lease		$6,132	$9,463	$15,595

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

Concentration of Risk

The Company maintains its cash in various commercial depository accounts in the United States.  At December 31, 2004, the Company's cash balance exceeded the Federal Deposit Insurance Corporation's insurability limits in the amount of $332,155.

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

Earnings Per Share

Statement of Financial Accounting  Standards No. 128, "Earnings Per Share" (hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been antidilutive.  Accordingly, basic and diluted net loss per share are the same.

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

As shown in the accompanying financial statements, as amended and restated, the Company has incurred an accumulated deficit of $10,992,260, which includes a net loss of $2,060,434 for the year ended December 31, 2004, and has a working capital deficit and no revenues.  The Company, a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings.  Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite.  Management is also marketing the TPF technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  Management anticipates that the Company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Impaired Asset Policy

In August 2001, the Financial  Accounting  Standards  Board issued  Statement of Financial  Accounting  Standards  No. 144,  "Accounting  for the  Impairment  or Disposal  of  Long-Lived  Assets"  (hereinafter  "SFAS No. 144").  SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured  at the  lower of  carrying  amount  or fair  value  less cost to sell, whether  reported in continuing  operations  or  discontinued  operations.  This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged.  See Note 4.

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

Reclassification and Restatement

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.  Additionally, the Company has restated its financial statements for the year ended December 31, 2003 and 2004.  See Note 14.

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

Intangible assets are tested for impairment on an annual basis. At December 31, 2003, the Company has impaired the carrying value of its intangible assets, as more fully described below.

License Agreement

In March 2001, the Company obtained the rights to its Thermoplastic Flow forming process ("TPF technology") in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The Company agreed to extend the license agreement term to March 10, 2005, wherein no additional consideration was required for the term extension.  The Company has determined that it was appropriate to amortize the value of the license over the initial period of the license grant, which expired September 30, 2003.  Accordingly, the Company has amended its financial statements for the periods ended December 31, 2001, 2002 and 2003 to reflect the full amortization of the license value.  The amortization of the license increased the accumulated deficit for the years ended December 31, 2001 and 2002 by $157,500 and $210,000, respectively.  The charge to earnings for the period ended December 31, 2003 was $157,500.

Patent Acquisition Costs and Technology Rights

On December 1, 2000 the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights, in exchange for common stock shares in the Company.  See Note 7.  The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment.  This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.  The Company amended its financial statements for the years ended December 31, 2001 and 2002 to provide for amortization of the Electroship patent.  The effects of the amortization for the prior years ended resulted in an increased charge to amortization in the amount of $113,235 in each year ended.  The effect of the amortization also increased the accumulated deficit in the amount of $113,235 in each of the years ended.  The Company also recorded amortization for the Electroship patent in the amount

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 4 – INTANGIBLE ASSETS (continued)

Patent Acquisition Costs and Technology Rights (continued)

of $28,309 for the quarters ended March 31, June 30 and September 30, 2003, which amortization increased the charge to amortization for the respective periods.

Subsequent to amending the financial statements for the years ended December 31, 2001 and 2002, and the quarters ended March 31, June 30 and September 30, 2003, the Company has determined that the value of the Electroship patent is impaired.  The Company believes that the impairment is primarily a result of the Company's inability to dedicate appropriate resources to develop and market the potential opportunities contained within the patent filing and also the inability of the Company to make a reasonable determination of cash flows and associated patent life, for the pending patent.  The Company has recognized a reduction in the remaining intangible asset value of $1,613,603.  The effect of this impairment created a charge to earnings during the fiscal year ended December 31, 2003 and is also recognized as an increase in the Company's accumulated deficit in subsequent reporting periods.

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS (continued)

of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $198,679.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

During 2001, $1,025,000 was raised in a private debt offering.  The notes attached to this debt were subsequently rolled into new notes (see discussion above concerning the issuance of new notes).  Three warrants were attached to each dollar of debt, with an exercise price of $0.195 per share.  These warrants were fully exercisable for up to two years from the dates of issuance.  These warrants were valued at $0.07 per share, for a total of $219,642, using the valuation assumptions of 4% interest and a volatility of 91.25%.  The warrant value has been recorded as a discount on the debt issued and the discount was amortized over the two year life of the debt.  Accordingly, interest expense was recognized in the amount of $109,821, in each of the years ended December 31, 2002 and 2003.  The valuation previously described required the Company to amend and restate its financial statements for the years ended December 31, 2001, 2002 and 2003, to reflect the amortization of the discount on debt, versus the prior accounting treatment which showed the value of the warrants as an immediate charge to earnings and recorded as a finance charge.  See Note 9.

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

$1,663,183

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 7 – COMMON STOCK

During the year ended December 31 , 2004, the Company received $780,750 from the private sale of 3,903,750 shares of its common stock at an average of $0.23 per share.  In addition, these purchasers received warrants to purchase additional shares of common stock, exercisable at $0.40 per share for a period of two to three years.  The warrants were valued at $238,560.  Additionally, 647,836 shares were issued in consideration for $34,000 in accounts payable debt and $100,000 in related party debt.  The fair market value of the shares issued for accounts payable and related party debt were $0.23 and $0.18, respectively.  Also during 2004, the Company issued 1,400,000 shares of its common stock upon the exercise of warrants by Nova Chemicals, Inc.  See Note 13.

During the year ended December 31 , 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices from $0.50 to $0.15 per share if exercised on or before February 14, 2003.  This offer resulted in the Company raising $108,001 in cash and issuing 720,000 shares of common stock.  Participants were issued replacement warrants, exercisable over a two-year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants. Additionally, the Company received $413,250 from the private sale of 2,216,250 shares of its common stock at an average of $0.19 per share.  The purchasers received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 7 – COMMON STOCK (continued)

On December 1, 2000, Electroship Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired Electroship (N.Y.) Inc. in exchange for 2,500,000 common stock shares of Envirokare.  These shares were valued at $0.77 per share, which was fair market value on the date of the acquisition agreement.  See Note 4.  Electroship Acquisition Corporation acquired the intellectual property previously held by Electroship (N.Y.) Inc., whose predecessor organization was a partnership created to hold the intellectual property rights.  Neither Electroship (N.Y.) Inc. nor its predecessor partnership were considered operating entities.  Neither entity had material transactions during 2000.

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2004: risk-free interest rate of 4%, volatility of 53%, and terms of three to nine years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2003: risk-free interest rate of 4%, volatility of 69% and 91%, and terms of one to ten years.

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

Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.23	7,775,000	7.85	$0.23	7,775,000	$0.23
0.30	100,000	4.75	0.30	100,000	0.30
0.40	250,000	4.75	0.40	250,000	0.40
0.575	250,000	4.75	0.575	250,000	0.575

$0.23 - 0.575	8,375,000	7.62	$0.25	8,375,000	$0.25

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	600,000	$0.43	3,300,000

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

Following is a summary of the Company's stock option activity during the years ending December 31, 2004 and 2003:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2003	700,000	$0.37
Granted	4,737,500	0.23
Canceled	-	-
Exercised	-	-

Options outstanding at December 31, 2003	5,437,500	0.24

Granted	3,037,500	0.23
Canceled	(100,000)	0.50
Exercised	-	-

Options outstanding at December 31, 2004	8,375,000	$0.25

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

The Company discovered an error in not recognizing certain stock options granted in 2003.  As a result of correcting this error in the Company's balances and presentation, the Company has incurred an additional charge against earnings, in the amount of $44,650, arising from the expense calculated on the fair value of the options issued to purchase up to 250,000 common stock shares at a purchase price of $0.23 per share.  The assumptions used to calculate the value of the options were a risk-free interest rate of 4%, volatility of 69%, with an exercise period of ten years.

During 2002, the Company issued 350,000 stock options valued at $52,173, and 2,300,000 stock options expired, which were valued at $476,000.

During 2001, the Company issued 1,000,000 stock options valued at $164,000, and 550,000 stock options expired, which were valued at $132,000.

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at December 31, 2003 and 2004 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at 1/1/03	9,075,000	$0.20 - $0.50	$0.16	6/05 - 2/06

Warrants issued in connection
with stock issuance	2,936,250	$0.40 - $0.75	$0.23	2/05 - 7/08

Warrants issued for debt
financing costs	6,025,000	$0.20 - $0.24	$0.23	2/05 - 7/08

Exercise of warrants	(720,000)	$0.15	$0.15	6/03

Expiration of warrants	(3,355,000)	$0.195 - $0.50	$0.18	6/03 - 11/03

Outstanding at 12/31/03	13,961,250

Warrants issued in connection
with stock issuance	7,428,750	$0.40	$0.21	1/08-9/08

Warrants issued in connection
with exclusivity agreement	1,400,000	$0.20	$0.20	9/14

Exercise of warrants	(1,400,000)	$0.20	$0.20	9/14

Expiration of warrants	(400,000)	$0.50	$0.28	9/04

Outstanding at 12/31/04	20,990,000

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

During the period ended December 31, 2003, warrants to purchase common stock of the Company, in the amount of 600,000 shares, were reported as canceled in error.  The warrants have been reinstated to reflect proper disclosure and account allocation  for the periods ended December 31, 2003 and 2004.  The assumptions utilized to estimate the fair value of warrants issued by the Company were specific to the issuance dates of the warrants and the assumptions ranged according to the following: risk-free interest rate of 3 to 4%, terms of 2 to 5 years, strike prices of $0.20 to $0.75 and volatilities of 53% to 101%.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants (continued)

The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $198,679.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company sold 2,216,250 shares of its common stock at $0.19 per share to purchasers who received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.  The warrants were valued at $68,935 and were recorded in the Company's operating expenses as a finance charge.

In February 2003, the exercise price of 720,000 warrants was adjusted from $0.50 to $0.15.  All of these warrants were subsequently exercised, resulting in the issuance of 720,000 shares of common stock for $108,000.  As the new warrants were modified and exercised on the same date, the effect of these transactions was to create a charge to earnings, in the amount of $37,900, which charge has been included in the Company's amended and restated financial statements for the period ended December 31, 2003.  The modified fair value of the exercised warrants ranged from $0.1041 - $0.1379 per share.  The assumptions used to calculate the $37,900 modified fair value of warrants exercised are: risk free interest rate of 4%, volatility of 85.67%, terms between 602 - 613 days, strike price of $0.15 per share, and market prices between $0.20 - $0.24 per share.   In addition, the Company issued 720,000 warrants to these investors which have an exercise price of $0.75 and expire during May of 2006.  The amount charged to earnings, and recorded as a finance charge in the amount of $25,816, has been included in the

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants (continued)

Company's amended and restated financial statements for the period ended December 31, 2003.  The assumptions used to calculate the $25,816  modified fair value of warrants granted are: risk free interest rate of 4%, volatility of 85.67%, term of two years, strike price of $0.75 per share, and market prices between $0.20 - $0.24 per share.

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

During 2001, $1,025,000 was raised in a private debt offering.  The notes attached to this debt were subsequently rolled into new notes (see discussion above concerning the issuance of new notes).  Three warrants were attached to each dollar of debt, with an exercise price of $0.195 per share.  These warrants were fully exercisable for up to two years from the dates of issuance.  These warrants were valued at $0.07 per share, for a total of $219,642, using the valuation assumptions of 4% interest and a volatility of 91.25%.  The warrant value has been recorded as a discount on the debt issued and the discount was amortized over the two year life of the debt.  Accordingly, interest expense was recognized in the amount of $109,821, in each of the years ended December 31, 2002 and 2003.  The valuation previously described required the Company to amend and

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Common Stock Warrants (continued)

restate its financial statements for the years ended December 31, 2001, 2002 and 2003, to reflect the amortization of the discount on debt, versus the prior accounting treatment which showed the value of the warrants as an immediate charge to earnings and recorded as a finance charge.

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 11 – INCOME TAXES

At December 31, 2004, the Company had net deferred tax assets of approximately $2,040,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004.

The significant components of the deferred tax asset at December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003

Net operating loss carryforward	$5,170,000	$3,840,000

Deferred tax asset	$2,040,000	$1,520,000

Deferred tax asset valuation allowance	$(2,040,000)	$(1,520,000)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $5,170,000, which expire in the years 2018 through 2024.  The change in the allowance account from December 31, 2003 to December 31, 2004 was $520,000.

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

Capital Leases Agreements

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases.  The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements.  The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month.  Interest of $982 and $348 was paid during the years ended December 31 , 2004 and 2003, respectively.

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 13 – EXCLUSIVITY AGREEMENT

In June 2004, the Company entered into a short-term exclusivity agreement with Nova Chemicals, Inc. (hereinafter "Nova") related to the use, license or sublicense of the Company's TPF Technology.  Under the agreement, Nova paid the Company $250,000 and the Company issued to Nova a common stock purchase warrant for 1,250,000 shares at a purchase price of $0.20 per share.

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

NOTE 14 – CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 14 and in more detail in respective Notes above.

Amortization of TCD License

In March 2001, the Company obtained the rights to its Thermoplastic Flow forming process ("TPF technology") in exchange for cash consideration of $525,000.  The Company has determined that it was appropriate to amortize the value of the license over the initial period of the license grant, which expired September 30, 2003.  See Note 4.

Impairment of Patent Value

On December 1, 2000 the Company acquired technology rights, in exchange for common stock shares in the Company.  The Company has determined that it was appropriate to amortize the value of the patent commencing from the date of acquisition of the patent and has amended its financial statements to recognize amortization during the fiscal years ended 2001 and 2002 and for nine months ended September 30, 2003.  The Company also has determined that impairment exists on the value of the patent and has amended its financial statements for the period ended December 31, 2003 to recognize this impairment.  See Note 4.

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 14 – CORRECTION FOR ERRORS  (continued)

Notes Payable to Shareholders

During 2003, the Company raised $300,000 in a private debt offering.  The notes included attached warrants.   The warrant value has been recorded as a discount on the debt issued and the discount has been amortized over the life of the debt as a charge to interest expense.  The valuation previously described required the Company to amend and restate its financial statements for the years ended December 31, 2003 and 2004, to reflect the amortization of the discount on debt.  See Note 5 and Note 9.

During 2001, the Company raised $1,025,000 in a private debt offering.  The notes, including attached warrants, were subsequently rolled into new notes with attached additional warrants.  The warrant value has been recorded as a discount on the debt issued and the discount has been amortized over the life of the debt as a charge to interest expense.  The valuation previously described required the Company to amend and restate its financial statements for the years ended December 31, 2001, 2002 and 2003, to reflect the amortization of the discount on debt.  See Note 5 and Note 9.

In December 2003, the Company rolled all of its outstanding notes payable and accrued interest to related parties, as described in the previous paragraph and relating to the 2001 debt offering, into new notes, which contained attached warrants.  Subsequent to reporting the original transaction, the Company discovered a defect in the assumptions utilized to calculate the accounting exposure of the newly issued and extended warrants.  Based on the revised assumptions, the Company has revalued the newly issued and extended warrants and has amended its financial statements for the years ended December 31, 2003 and 2004 to recognize amortization of the discount.  See Note 5 and Note 9.

Stock Options and Warrants

The accompanying consolidated financial statements had been restated to correct information concerning stock options granted during 2003, and the Company's valuation thereof.  The effect of the restatement was to increase related party consulting fees as reported and stock options and warrants in the amount of $529,811.  Accordingly, the Company's accumulated deficit at December 31, 2003 had been restated to reflect this correction.  The correction increased the Company's loss per share by $0.02.

Additionally, the Company has reclassified various expenses for the year ended December 31, 2003.

Subsequent to the consolidated financial restatement to record changes in accounting treatment of various items, as previously described, the Company made certain adjustments to its financial statements for the year ended December 31, 2003, to correct errors in calculating its previously stated expense arising from the reissuance of certain warrants, the effect of which carry forward to ensuing reporting periods.  The post 2003 financial reporting effects of the previously described adjustments also appear in the

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 14 – CORRECTION FOR ERRORS (continued)

Company's accumulated deficit, additional-paid-in capital and stock options and warrants accounts. See Note 9.

The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 14, resulted in the following changes to the Company's financial statements:  For the year ended December 31, 2004, the Company had originally reported a net loss of $1,824,817, and the corrected net loss is $2,060,434.  The Company had reported an accumulated deficit of $7,874,110, which is now recognized as $10,992,260.  The Company's losses per share increased by $.01 per share, from $.05 to the corrected value of $.06 per share.

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

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,  on January 23, 2006.

Registrant	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President, Principal Financial Officer