Form 10KSB/A
period 2002-12-31
ENVIROKARE TECH INC
filed 2006-02-10
CIK 1065677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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
Item 11.           Security Ownership of Certain Beneficial Owners and Management
Item 12.           Certain Relationships and Related Transactions
Item 13.           Exhibits and Reports on Form 8-K
Item 14.           Controls and Procedures

PART I

Item 1. Description of Business

               This Form 10-KSB contains some statements that the Company believes are "forward-looking statements."  Forward-looking statements include statements about future business plans and strategies of the Company, statements about the future of plastic processing technologies, statements about the future of the materials handling industry, statements about prospects for other products that may be developed by the Company or sublicensees, and most other statements that are not historical in nature.  Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied.  The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but there can be no assurance that the Company has identified all of those factors.  Accordingly, readers should not place undue reliance on forward-looking statements.  Also, the Company has no obligation to publicly update forward-looking statements it makes in this Form 10-KSB.

Development and Business of the Company

               Envirokare Tech, Inc., ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998.  As of the fiscal year ("Fiscal Year") ended, December 31, 2002, the executive offices of the Company were located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL  32822.  The Company's telephone number was (407) 856-8882.  During the first quarter of 2001, the Company leased additional office space at 2255 Glades Road, Suite 112E, Boca Raton, FL 33431.  The Company is currently in the process of searching for a subleasee for its Boca Raton, FL office.

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

                Additionally, Envirokare and ECC also entered into a merger agreement with TCD, which provides that TCD will merge with ECC if Envirokare's shares achieve an average of the closing bid asked prices at or above five dollars per share at any point in time during the thirty-month period following the agreement date, with Envirokare paying merger consideration to TCD in the amount of 3,000,000 shares of its common stock. In the event that Envirokare's shares have not traded at such specified level of five dollars per share by the end of the thirty-month period, then ECC and Envirokare have the option to effect the merger of TCD with ECC by Envirokare's paying to TCD's shareholders a $15,000,000 consideration, either in shares of Envirokare or in a combination of cash and shares, with the cash payment to be no greater than $7,500,000. The date of such payment would be no later than March 30, 2004..

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

Employees

               The Company currently has three employees.  The Company's current policy is to utilize consultants for marketing, accounting and engineering services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations.  The Company currently retains consultants in the areas of marketing and administration.  Contracts are entered into as required with respect to consultants who provide engineering and technical support for Company products in development.

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

               The Company also acquired rights in an invention and related provisional patent application entitled Apparatus and Method for Facilitating Shipping and Commerce, in connection with the merger with Electroship that was completed December 21, 2000.  The application expired.  The Company refiled this application provisionally during October 2002 and is presently evaluating options to develop aspects of electronic technology, as it relates to shipping and commerce applications as contemplated by the provisional filing.

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

Item 2. Description of Property

               During the Fiscal Year ended, the Company leased corporate office space located at 5850 T. G. Lee Blvd., Suite 535, Orlando, FL  32822.  The leased premises consist of 1600 square feet and are insured under public liability insurance.  The Company entered into a 36-month lease whose term began September 16, 2002, at an initial monthly rental of $2595.  The Company's total lease payments for its Orlando office space for the fiscal year ended December 31, 2002 was $9,755.  The Company's total lease payments for the fiscal years ending December 31, 2003, 2004 and 2005 will be $31,557, $32,819 and $22,455, respectively.

               The Company leased corporate office space located at 2470 Chandler Avenue, Suite 5, Las Vegas, Nevada 89120.  The leased premises consists of 600 square feet and is insured under public liability insurance.  The Company entered into a 36-month lease whose term began October 1, 1998, at an initial monthly rental of $700.  The lease period was extended for a three month period beginning October 1, 2001, extended for a twelve month period beginning January 1, 2002 and further extended for a four month period beginning January 1, 2003.   The Company's total lease payments for its Las Vegas office space for the fiscal years ended December 31, 1999, 2000, 2001 and 2002 were $8,062, $9,276, $9600, and $10,056, respectively.  The Company's total lease payments for the fiscal year ending December 31, 2003 will be $3,352.

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

Item 3. Legal Proceedings

               The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to the aforementioned demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue this matter during the first quarter of 2006.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations. Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  As of December 31, 2002, the accrued interest balance on these promissory notes is $25,337, which amount is recorded in the Company's Balance Sheet under the accrued interest account.

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

Liquidity and Capital Resources

               The Company is not yet generating revenues.  For the period ended December 31, 2002, the Company had a net loss of $1,468,415.  The Company's net loss accumulated for the period from June 15, 1998 (inception) to December 31, 2002 was $4,280,506.  The Company anticipates that it will begin to generate revenue during 2003, upon the anticipated start of commercial sales of its products by the Company or its sublicensees.  At December 31, 2002, the Company had current assets of $9,506, net of deposits and retainers.  During the period ended December 31, 2002, the Company's cash resources decreased by $43,967.  At December 31, 2002, the Company had current liabilities of $1,471,464.  At December 31, 2002, current liabilities exceeded current assets by $1,461,958.  Other than as discussed above, the Company is not aware of any trends, demands, commitments or uncertainties, other than those affecting business and the economy in general, that could result in the Company's liquidity decreasing or increasing in a material way within the next 12 months.

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

Item 7. Financial Statements

Index to Consolidated Financial Statements
Envirokare Tech, Inc.
December 31, 2002

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

            Consolidated Balance Sheets

            Consolidated Statements of Operations and Comprehensive Loss

            Consolidated Statement of Stockholders' Equity

            Consolidated Statements of Cash Flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-2 F-3 F-4 F-5 F-7 F-8

The Board of Directors
Envirokare Tech, Inc.
Orlando, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. (a Nevada corporation and a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2002 and 2001, and the results of its operations, stockholders' equity and its cash flows for the years then ended, and for the period from June 15, 1998 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the financial statements, an error resulting in the incorrect reporting of intangible assets and related amortization and impairment as well as the reclassification of stock warrants granted from interest expense to a discount on debt was discovered by management during the 2005 fiscal year.  Accordingly, the financial statements for the year ended December 31, 2002 and 2001 have been restated to correct this error.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington

January 30, 2003, except for Note 14 which is dated January 18, 2006.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001
	(restated)	(restated)

A S S E T S
CURRENT ASSETS
Cash	$9,506	$118,927
Deposits and retainers	53,942	-

TOTAL CURRENT ASSETS	63,448	118,927

PROPERTY AND EQUIPMENT
Furniture and fixtures	8,144	1,893
Office equipment	9,009	7,999
Molds	59,000	43,000
Less accumulated depreciation	(6,884)	(4,829)

TOTAL PROPERTY AND EQUIPMENT	69,269	48,063

OTHER ASSETS
Deposits and retainers	8,412	22,223
License agreement (net)	157,500	367,500
Patent acquisition costs and technology rights (net)	1,732,469	1,855,224

TOTAL OTHER ASSETS	1,898,381	2,244,947

TOTAL ASSETS	$2,031,098	$2,411,937

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$114,145	$100,759
Accounts payable - related party	-	20,921
Customer deposit	61,215	-
Notes payable	61,965	61,965
Accrued interest	25,337	19,186
Notes payable to stockholders, net of discount	915,179	-
Accrued interest to stockholders	183,802	-

TOTAL CURRENT LIABILITIES	1,361,643	202,831

LONG-TERM LIABILITIES
Notes payable to stockholders, net of discount	-	805,358
Accrued interest to stockholders	-	30,051

TOTAL LONG-TERM LIABILITIES	-	835,409

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; 0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 30,056,144 and 24,356,144 shares
issued and outstanding, respectively	30,056	24,356
Additional paid-in capital	4,273,090	3,320,790
Stock options and warrants	646,815	840,642
Accumulated deficit during development stage	(4,280,506)	(2,812,091)

TOTAL STOCKHOLDERS' EQUITY	669,455	1,373,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,031,098	$2,411,937

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			Period from
			June 15,1998
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002
	(restated)	(restated)	(restated)

REVENUES	$-	$-	$-

E X P E N S E S
Consulting fees - related parties	152,000	267,752	794,455
Other consulting fees	305,773	220,500	1,045,438
Rent	32,851	26,913	82,859
General and administrative	157,356	121,961	505,420
Depreciation and amortization	325,290	272,547	600,854
Professional fees	176,169	217,068	556,881
Research and development	46,005	82,269	226,943
Wages, salaries, and payroll taxes	-	14,377	131,879

TOTAL EXPENSES	1,195,443	1,223,387	3,944,729

LOSS FROM OPERATIONS	(1,195,443)	(1,223,387)	(3,944,729)

OTHER EXPENSE
Interest expense	(272,972)	(49,775)	(335,777)

TOTAL OTHER EXPENSE	(272,972)	(49,775)	(335,777)

LOSS BEFORE INCOME TAXES	(1,468,415)	(1,273,162)	(4,280,506)

INCOME TAXES	-	-	-

NET LOSS	(1,468,415)	(1,273,162)	(4,280,506)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	-	4,048	-

COMPREHENSIVE LOSS	$(1,468,415)	$(1,269,114)	$(4,280,506)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	27,337,240	15,756,510

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Additional	Stock Options			Other	Total
	Number		Number		Paid-in	and	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Receivable	Deficit	Income	Equity

Issuance of common stock in June, 1998
for cash at $0.001 per share	-	$-	10,000,000	$10,000	$-	$-	$-	$-	$-	$10,000

Net loss for period ended December 31, 1998	-	-	-	-	-	-	-	(34,427)	-	(34,427)

Balance, December 31, 1998	-	-	10,000,000	10,000	-	-	-	(34,427)	-	(24,427)

Issuance of common stock at an average of $0.45
per share for cash	-	-	746,140	746	334,053	-	(105,000)	-	-	229,799

Issuance of preferred stock at $0.50 per share
for cash	500,000	500	-	-	249,500	-	-	-	-	250,000

Issuance of stock options for services	-	-	-	-	-	552,000	-	-	-	552,000

Contribution of capital by shareholders in the form
of foregone payment of accounts payable	-	-	-	-	1,847	-	-	-	-	1,847

Net loss for year ended December 31, 1999	-	-	-	-	-	-	-	(893,173)	-	(893,173)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,202)	(1,202)

Balance, December 31, 1999	500,000	500	10,746,140	10,746	585,400	552,000	(105,000)	(927,600)	(1,202)	114,844

Cash received for subscriptions receivable	-	-	-	-	-	-	105,000	-	-	105,000

Issuance of common stock at an average of $0.66
per share for cash	-	-	543,338	543	356,957	-	-	-	-	357,500

Expiration of stock options	-	-	-	-	120,000	(120,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	121,000	-	-	-	121,000

Stock options exercised at $0.58 per share	-	-	100,000	100	81,400	(24,000)	-	-	-	57,500

Stock issued for acquisition of Electroship Acquisition
Corporation, a wholly-owned subsidiary, at
$0.77 per share	-	-	2,500,000	2,500	1,922,500	-	-	-	-	1,925,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(611,329)	-	(611,329)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(2,846)	(2,846)

Balance, December 31, 2000	500,000	500	13,889,478	13,889	3,066,257	529,000	-	(1,538,929)	(4,048)	2,066,669

Expiration of stock options	-	-	-	-	132,000	(132,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	164,000	-	-	-	164,000

Issuance of common stock at $0.14 per share for cash
with attached warrants at $0.06 per share for cash	-	-	1,000,000	1,000	139,000	60,000	-	-	-	200,000

Warrants attached to debt issuance		-	-	-	-	219,642	-	-	-	219,642

Conversion of preferred stock into common stock	(500,000)	(500)	10,000,000	10,000	(9,500)	-	-	-	-	-

Common stock repurchase at $0.02 per share	-	-	(533,334)	(533)	(6,967)	-	-	-	-	(7,500)

Foreign currency translation gain	-	-	-	-	-	-	-	-	4,048	4,048

Net loss for the year ended December 31, 2001 (restated)	-	-	-	-	-	-	-	(1,273,162)		(1,273,162)

Balance, December 31, 2001 (restated)	-	$-	24,356,144	$24,356	$3,320,790	$840,642	$-	$(2,812,091)	$-	$1,373,697

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional	Stock Options		Total
	Number		Paid-in	and	Accumulated	Stockholders'
	of Shares	Amount	Capital	Warrants	Deficit	Equity

Balance, December 31, 2001	24,356,144	$24,356	$3,320,790	$840,642	$(2,812,091)	$1,373,697

Issuance of common stock for services	700,000	700	111,300	-	-	112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash	3,000,000	3,000	168,950	128,050	-	300,000

Issuance of common stock at an average of $0.10 per share for
cash with attached warrants at an average of $0.05 per share for cash	2,000,000	2,000	196,050	101,950	-	300,000

Issuance of stock options for services	-	-	-	52,173	-	52,173

Expiration of stock options	-	-	476,000	(476,000)	-	-

Net loss for the year ended December 31, 2002 (restated)	-	-	-	-	(1,468,415)	(1,468,415)

Balance, December 31, 2002 (restated)	30,056,144	$30,056	$4,273,090	$646,815	$(4,280,506)	$669,455

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			June 15,1998
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002
	(restated)	(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,468,415)	$(1,273,162)	$(4,280,506)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	325,290	272,547	600,854
Discount on debt	109,821	-	109,821
Intangible asset expensed	9,520	-	9,520
Impairment of molds	-	27,000	27,000
Stock options issued for consulting fees	52,173	164,000	889,173
Common stock issued for consulting fees	112,000	-	112,000
Consulting fees due to related party applied to receivable	-	6,438	-
Customer deposit	61,215	-	61,215
Increase (decrease) in accounts payable	(7,536)	121,680	114,145
Increase in accrued interest payable	159,902	36,248	209,139

Net cash used by operating activities	(646,031)	(645,249)	(2,147,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and retainers	(40,129)	59,337	(62,353)
Purchase of molds	(16,000)	-	(86,000)
Payments of license agreement	-	(525,000)	(525,000)
Patent costs	-	(1,733)	(10,129)
Purchase of equipment	(7,262)	(1,338)	(15,307)

Net cash used in investing activities	(63,391)	(468,734)	(698,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	-	-	250,000
Proceeds from sale of common stock units	600,000	200,000	1,559,799
Repurchase of common stock	-	(7,500)	(7,500)
Proceeds from issuance of notes payable to related parties	-	1,025,000	1,053,635

Net cash provided by financing activities	600,000	1,217,500	2,855,934

Increase (decrease) in cash	(109,421)	103,517	9,506

Foreign currency translation adjustment	-	4,048	-

Cash, beginning of period	118,927	11,362	-

Cash, end of period	$9,506	$118,927	$9,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,249	$13,413	$14,989

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-	$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-	$-	$3,635
Note issued for pending patent to related party	$-	$-	$33,330
Note issued for deposit for stock	$-	$-	$100,000
Stock options issued for consulting fees	$52,173	$164,000	$889,173
Common stock issued for consulting fees	$112,000	$-	$112,000
Stockholder's contribution for equipment	$-	$-	$1,847

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

ENVIROKARE TECH, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,280,506, which includes a net loss of $1,468,415 for the year ended December 31, 2002, and has a working capital deficit and no revenues.  The Company, being a development stage enterprise, is currently marketing the TPF technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF technology on an ongoing basis.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $884,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements.  SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary.  SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions.  The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

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

NOTE 3 – INTANGIBLE ASSETS

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

Intangible assets are tested for impairment on an annual basis. At December 31, 2002, the Company had determined that no impairment existed on the carrying value of its intangible assets, as more fully described below.

ENVIROKARE TECH, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

License Agreement

In March 2001, the Company obtained the rights to its Thermoplastic Flow forming process ("TPF technology") in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The license agreement expires in 2003.

During 2003, the Company agreed to extend the license agreement term to March 10, 2005. No additional consideration was required for the term extension.  During 2005, the Company determined that an appropriate accounting treatment related to the license agreement would have been to amortize the value of the license agreement over its initial term.  Accordingly, the Company has amended its financial statements for the periods ended December 31, 2001, 2002 and 2003, to reflect the full amortization of the license value.  This amortization increased the Company's accumulated deficit for 2001 and 2002 by $157,500 and $210,000, respectively.

Accumulated amortization for the years ended December 31, 2001 and 2002 is $157,500 and $367,500, respectively.

Patent Acquisition Costs and Technology Rights

On December 1, 2000, the Company acquired technology rights in exchange for common stock shares in the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation.  See Note 7.  The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment.  This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.

The Company has amended its financial statements for the years ended December 31, 2001 and 2002, to provide for amortization of this patent.  The effects of the amortization for the respective years results in an increased charge to amortization expense in the amount of $113,235.  This amortization increased the Company's accumulated deficit for the years ended December 31, 2001 and 2002 by $113,235, respectively.

Accumulated amortization for the years ended December 31, 2001 and 2002 is $113,235 and $226,470, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from five to seven years. The following is a summary of property, equipment and accumulated depreciation.

	December 31, 2002	December 31, 2001

Furniture and Fixtures	$8,144	$1,893
Less: Accumulated Depreciation	1,358	899

Net Furniture & Fixtures	$6,786	$994

Office Equipment	$9,009	$7,999
Less: Accumulated Depreciation	5,526	3,930

Net Office Equipment	$3,483	$4,069

Molds	$59,000	$43,000

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

NOTE 5 – SHORT-TERM DEBT

Notes Payable

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

ENVIROKARE TECH, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS

During 2001, $1,025,000 was raised in a private debt offering.  Three warrants were attached to each dollar of debt, with an exercise price of $0.195 per share.  These warrants were fully exercisable for up to two years from the dates of issuance.  These warrants were valued at $0.07 per share, for a total of $219,642, using the valuation assumptions of 4% interest and a volatility of 91.25%.

The warrant value was treated as a finance expense and immediately charged to earnings for the year ended December 31, 2001.   The Company has subsequently determined that the warrant value should have been more appropriately recorded as a discount on the related debt and amortized over the two year life of the debt.  Accordingly, interest expense has been recognized in the amount of $109,821, for the year ended December 31, 2002.  The change in accounting treatment as previously described, required the Company to amend and restate its financial statements for the years ended December 31, 2001, 2002 and 2003, to reflect the amortization of the discount on debt.  See Note 9.

The affect of this restatement reduced the Company's December 31, 2001 accumulated deficit by $219,642 and for the year ended December 31, 2002, the affect of this restatement increased the accumulated deficit by $109,821.

NOTE 7 – COMMON STOCK

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

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

Warrants

During October and November 2002, 1,200,000 shares of common stock with one warrant attached to each common stock share were issued.  Each warrant is exercisable at $0.50 per share until October and November 2004.  These warrants were valued at an average price of $0.04 per share, for a total of $41,950.  See Note 7.

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

ENVIROKARE TECH, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2001	2,200,000
Expired	(550,000)	$0.58
Granted	100,000	0.60
Granted	900,000	0.30

Outstanding and exercisable at December 31, 2001	2,650,000	$0.47

Outstanding at January 1, 2002	2,650,000	$0.47
Granted	350,000	0.37
Expired	(2,300,000)	0.44

Outstanding and exercisable at December 31, 2002	700,000	$0.43

Weighted average fair value of options granted during the year ended December 31, 2002		$0.15

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Available for Issuance

1999 Equity Incentive Plan	700,000	$0.43	3,200,000

Total	700,000		3,200,000

NOTE 10 – RELATED PARTIES

On November 5, 2002, the Company granted 250,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to Mr. Jonathan Edelstein, a director of the Company.  See Note 9.

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

On August 8, 2000, the Company authorized a shareholder's loan to Ms. Jeannie Runnalls in the amount of $15,000.  This loan was retired during December 2001 in consideration of consulting services provided to the Company by Ms. Runnalls.

See Note 5 for related party notes payable.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Future annual minimum lease payments for the term of the Orlando, Boca Raton and Las Vegas lease agreements as of December 31, 2002 are as follows for the years ending December 31:

	Orlando Office	Boca Raton Office	Las Vegas Office

2003	$31,557	$34,876	$3,352
2004	$32,819	$36,272	$-
2005	$22,455	$37,725	$-
2006	$-	$3,270	$-

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
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

Agreement with Schaefer Systems International, Inc.

The Company and Schaefer Systems International, Inc. ("SSI") entered into a product development and production agreement dated August 6, 2002, which provides that the Company, with technical design and product development support provided by TCD, will develop a part on behalf of SSI, with part prototypes being deliverable to SSI no later than six months after the agreement date.  The delivery schedule for product prototypes was extended into the second quarter of 2003, by mutual verbal agreement between SSI and the Company.  Initial payment, in the amount of $61,215, was made by SSI to the Company to facilitate development of the part.  In the event that the Company fails to perform under the contract, this payment is returnable to SSI.  Accordingly, the Company currently recognizes the value of the initial payment made by SSI to the Company as a deposit for product development.

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

NOTE 12 – CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 12 and in more detail in respective Notes above.

Amortization of TCD License

In March 2001, the Company obtained the rights to its Thermoplastic Flow forming process ("TPF technology") in exchange for cash consideration of $525,000.  The Company has determined that it was appropriate to amortize the value of the license over the initial period of the license grant, which expired September 30, 2003.  See Note 3.

ENVIROKARE TECH, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

Impairment of Patent Value

On December 1, 2000 the Company acquired technology rights, in exchange for common stock shares in the Company.  The Company has determined that it was appropriate to amortize the value of the patent from the date of acquisition and has amended its financial statements to recognize amortization during the fiscal years ended 2001 and 2002.    See Note 3.

Notes Payable to Shareholders

During 2001, the Company raised $1,025,000 in a private debt offering.  The notes were issued with attached warrants.  The warrant value has been recorded as a discount on the debt issued and the discount is being amortized over the life of the debt as a charge to interest expense.  The valuation previously described required the Company to amend and restate its financial statements for the year ended December 31, 2002.  See Note 6.

The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 12, resulted in the following changes to the Company's financial statements:  For the year ended December 31, 2002, the Company had originally reported a net loss of $1,035,359, and the corrected net loss is $1,468,415.  The Company had reported an accumulated deficit of $3,796,357, which is now recognized as $4,280,506.  The Company's losses per share increased by $.01 per share, from $.04 to the corrected value of $.05 per share.

NOTE 13 – SUBSEQUENT EVENT

Common Stock Issuances

In January 2003, existing warrant holders were offered a reduction in their respective warrant exercise prices to $0.15 per share if exercised on or before February 14, 2003.  This offer resulted in the Company raising $198,000 in cash and issuing 720,000 shares of common stock. Participants were issued replacement warrants, exercisable over a two year period, for the same number of shares of the Company's common stock as issued on exercise of the amended warrants.  The exercise price for the new warrants is $0.75 per share.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

               The following list identifies the members of the Company's Board of Directors as of December 31, 2001, as well as the Company's current executive officers and sets forth certain information regarding each person.  Each director serves in office until the next annual meeting of shareholders; the Company's President and Executive Vice President serve as such at the pleasure of the Board of Directors.

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

               Jonathan Edelstein became a Director of the Company in 2001 and was appointed  treasurer by the Board of Directors as of December 14, 2002. Mr. Edelstein resigned his position as Treasurer and was appointed Secretary as of March 26, 2003. Mr. Edelstein has over twenty-five years experience in investment banking, finance and mergers and acquisitions, in both senior management and board-level positions. His responsibilities have included the acquisition, restructuring and management of small and mid-sized companies, major takeovers, dispositions, real estate development and financing. Mr. Edelstein is a Senior Advisor to the WestSphere Group, a private equity and fund manager focused in Latin America. Prior to his association with WestSphere, he was in partnership with Merrill Lynch Inter-Funding Inc., from 1988 to 1993, where he was involved in the acquisition and merger of a number of companies to create Pacific Outlook, Inc.

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

Board Meetings and Committees

               During the fiscal year ended December 31, 2002 ("Fiscal 2002"), the Board acted through unanimous written consents and teleconferences in which all board members were present.  Seven such consents and teleconferences were executed during the year.  The Company has no standing nominating committee, or committee performing similar functions.  The Board formed an audit committee during Fiscal 2002.  The current members of the audit committee are Jonathan Edelstein and Leo Kapakos, both directors of the Company.  This committee met once during Fiscal 2002.  The Board formed a compensation committee during Fiscal 1999 but that committee has not commenced any formal action.  The current members of the compensation committee are Jonathan Edelstein and Leo Kapakos, both directors of the Company.

Audit Review Disclosure

               The audit committee reviewed and discussed the audited financial statements for Fiscal 2002 with management; the audit committee discussed with Williams & Webster the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and management received written disclosures and the letter from Williams & Webster regarding its independence as required by Independence Standards Board Standard No. 1.  Additionally, Company's audit committee discussed with Williams & Webster their independence.

               Based on the audit committee's review of the audited financial statements and discussions with management, the Board of Directors approved the inclusion of the audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 for filing with the Securities and Exchange Commission.

               The Company has an audit committee comprised of Jonathan Edelstein and Leo Kapakos, both directors.  Mr. Edelstein and Mr. Kapakos both qualify as an "independent" directors under the applicable listing standards of the National Association of Securities Dealers.  The Board of Directors adopted a written charter for the Company's audit committee during January 2003.

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

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Securities Under Options/ SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)	All Other Compen-sation ($)

Steve Pappas, President*	2001 2002	54,500 82,000	0 0	0 0	0 0	0 0	0 0	0 0

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

Options Exercised During the Most Recently Completed Fiscal Year and Fiscal Year End Option Values

               During the reporting period, none of the Named Executive Officers held options or stock appreciation rights.

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

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

James Pappas	3,300,000 (3)	10.5%
Vanessa Houiris	3,300,000 (3)	10.5%
Adrian Alexandru	3,930,000 (4)	12.0%

Steve Pappas	8,933,400 (5)	26.2%
Jonathan Edelstein	250,000 (6)	0.1%
Leo G. Kapakos	170,000 (7)	0.1%
George Kazantzis	1,420,000 (8)	4.4%

All executive officers and directors as a group (4 persons)	10,773,400 (2)	30.8%(2)

(1) The address for each of the persons listed is 5850 T. G. Lee Blvd., Suite 535, Orlando, FL   32822.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2003, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

Item 12. Certain Relationships and Related Transactions

               On April 3, 2002, Steve Pappas invested $100,000 in a private offering of Company units at a price of $0.10 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to April 2, 2004. On June 27, 2002, the same shareholder invested $50,000 in a private offering of Company units at a price of $0.10 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.25 per share, with the warrant exercisable at any time up to June 26, 2004. During November, 2002, the same shareholder invested $60,000 in a private offering of Company units at a price of $0.15 per unit. Each unit is comprised of one share of Company Common Stock and a warrant to purchase one share of Company Common Stock at a price of $0.50 per share, with the warrant exercisable at any time up to November, 2004. On February 14, 2003, the same shareholder invested $82,500 by participating in and amended warrant offering by the Company to current warrant holders of equity private placement transactions conducted by the Company during 2001 and 2002. The shareholder acquired 550,000 shares of Company common stock at a price of $0.15 per share. The shareholder acquired new warrants, exercisable at any time up to February 13, 2005, at a price of $0.65 (as to warrants issued in this offering to purchase up to 150,000 shares) and $0.75 (as to warrants issued in this offering to purchase up to 400,000 shares).

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

 Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

3.1	Company's Articles of Incorporation, as amended October 12, 1999	(1)
3.2	Company's By-laws as amended and restated December 11, 2000	(2)
10.1	Merger Agreement by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and Richard Reichler, dated as of December 1, 2000	(3)
10.2	Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc. dated as of September 20, 2000	(3)
10.3	License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc., dated March 30, 2001	(2)
10.4	Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001	(2)
10.5	Letter Agreement between the Company and Charles H. Stein, dated ,May 8, 2001	(4)
10.6	Agreement and General Release between the Company and Charles H. Stein, dated November 27, 2001	(4)
10.7	New Age Shelters Letter Agreement, dated October 1, 2002	(4)
21

Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the  year ended December 31, 2000, filed with the Commission on April 16, 2001)

31.1	Officer's Certification, Section 302
31.2	Officer's Certification, Section 302
32.1	Officer's Certificate, dated January 26, 2006

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

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2006.

ENVIROKARE TECH, INC.

Registrant

By:       / s /    NICHOLAS PAPPAS                                    Name:        Nicholas Pappas

        Title:         Chairman and CEO

By:  / s /        GEORGE KAZANTZIS                                   Name:        George Kazantzis

        Title:         President and Principal Financial Officer