Form 10QSB/A
period 2005-03-31
ENVIROKARE TECH INC
filed 2006-02-16
CIK 1065677

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

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (restated) (unaudited)	December 31, 2004 (restated)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$2,574,635	$432,155
Deposits and retainers	22,466	22,466
Employee and related party receivables	6,127	1,864
Inventory	43,216	43,216

TOTAL CURRENT ASSETS	2,646,443	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	375,292	25,292
Molds	170,912	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(22,825)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	930,508	190,795

OTHER ASSETS
Patents, net	7,453,859	33,939

TOTAL OTHER ASSETS	7,453,859	33,939

TOTAL ASSETS	$11,030,811	$724,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$425,511	$330,933
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	-	280,000
Accrued compensation	114,500	182,325
Accrued interest	39,363	37,835
Accrued interest to stockholders	6,373	8,936
Capital equipment lease payable, current portion	7,365	5,200
Notes payable, current portion	3,026	64,902
Notes payable to shareholders, current portion	104,000	100,197

TOTAL CURRENT LIABILITIES	761,353	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	3,626	5,791
Notes payable, net of current portion	5,729,129	10,499
Notes payable to shareholders, net of current portion	1,456,963	1,476,594
Discount on notes payable - other	(408,684)	(467,588)

TOTAL LONG-TERM LIABILITIES	6,781,034	1,025,296

MINORITY INTEREST IN SUBSIDIARY	4,995,764	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; nil shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 39,056,480 and 38,943,980 shares
issued and outstanding, respectively	39,056	38,944
Additional paid-in capital	5,950,740	5,895,238
Stock options and warrants	4,411,060	3,685,675
Accumulated deficit during development stage	(11,908,195)	(10,992,260)

TOTAL STOCKHOLDERS' EQUITY	(1,507,339)	(1,372,403)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,030,811	$724,435

The accompanying notes are an integral part of these consolidated financial statements

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Three Months Ended		June 15,1998
			(inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005
	(restated)	(restated)	(restated)
	(unaudited)	(unaudited	(unaudited)

REVENUES	$-	$-	$62,150

COST OF GOODS SOLD	-	-	(17,500)

GROSS PROFIT	-	-	44,650

E X P E N S E S
Consulting fees - related parties	828,292	100,002	2,329,220
Consulting fees - other	-	-	1,045,437
Board of directors fees	-	-	1,384,590
Rent	23,649	23,172	416,856
General and administrative	65,698	52,036	1,094,345
Depreciation and amortization	10,287	1,396	25,787
Professional fees	162,261	62,213	1,285,360
Research and development	1,377	5,059	91,145
Wages and salaries	14,488	21,378	234,324

TOTAL EXPENSES	1,106,052	265,256	7,907,064

LOSS FROM OPERATIONS	(1,106,052)	(265,256)	(7,862,414)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	-	577
Gain on exclusivity agreement	280,000	-	280,000
Financing costs	-	-	(469,290)
Interest income (expense)	(94,119)	(63,567)	(743,154)

TOTAL OTHER EXPENSE	185,881	(63,567)	(931,867)

LOSS BEFORE INCOME TAXES	(920,171)	(328,823)	(8,794,281)

INCOME TAXES	-	-	-

MINORITY INTEREST ALLOCATION	4,236	-	4,236

NET LOSS	$(915,935)	$(328,823)	$(8,790,045)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	38,975,924	34,021,677

The accompanying notes are an integral part of these consolidated financial statements

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Period from June 15,1998 (Inception) toMarch 31,2005 (restated) (unaudited)

	March 31, 2005 (restated) (unaudited)	March 31, 2004 (restated) (unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(915,935)	$(328,823)	$(8,790,045)
Loss allocated to minority interest	(4,236)	-	(4,236)

	(920,171)	(328,823)	(8,794,281)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	10,287	1,396	25,787
Intangible asset expensed	-	-	9,520
Impairment of molds	-	-	27,000
Gain on sale of assets	-	-	(577)
Stock options issued for consulting fees	741,000	-	2,159,987
Stock options issued for directors fees	-	-	854,779
Common stock issued for consulting fees	-	-	169,094
Common stock issued for payment of expenses	-	-	134,000
Warrants issued for financing expenses	-	-	469,290
Warrant term extension granted for accrued compensation	-	-	24,000
Interest paid with refinance of debt	-	-	350,890
Changes in assets and liabilities:
Customer deposits	-	-	61,215
Inventory	-	-	(43,216)
Employee and related party receivables	(4,263)	-	(6,127)
Prepaid expenses	-	(2,789)	-
Accounts payable	94,580	90,247	425,513
Accrued compensation	(67,825)	-	114,500
Accrued interest payable	(1,035)	2,567	60,489
Discount on debt	58,904	-	58,904
Deposit owed on exclusivity agreement	(280,000)	-	-

Net cash used by operating activities	(368,523)	-	(3,899,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and retainers	-	-	(22,465)
Purchase of molds	-	-	(197,912)
Payments on license agreement	-	-	(525,000)
Patent costs	(12,715)	-	(22,844)
Purchase of equipment	-	-	(17,268)
Proceeds from sale of equipment	-	-	1,275

Net cash used in investing activities	(12,715)	-	(784,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-	(884)	(4,604)
Payment of notes payable	(16,282)	(21,004)	(118,071)
Proceeds from sale of preferred stock	-	-	250,000
Proceeds from sale of common stock	40,000	279,350	3,181,797
Proceeds from sale of warrant term extension	-	-	102,825
Repurchase of common stock	-	-	(7,500)
Proceeds from notes payable, related parties	-	-	1,353,635
Proceeds from minority interest capital contribution	5,000,000		5,000,000
Payment on acquisition agreement	(2,500,000)	-	(2,500,000)

Net cash provided by financing activities	2,523,718	257,462	7,258,082

Net increase in cash	2,142,480	257,462	2,574,635

Cash and cash equivalents, beginning of period	432,155	65,810	-

Cash and cash equivalents, end of period	$2,574,635	$323,272	$2,574,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$32,760	$60,376	$87,095

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-	$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-	$-	$3,635
Note issued for pending patent to related party	$-	$-	$33,330
Note issued for deposit for stock	$-	$-	$100,000
Warrants issued for financing expenses	$-	$-	$469,290
Stock options issued for consulting fees	$-	$-	$1,418,987
Stock options issued for directors fees	$-	$-	$854,779
Common stock issued for consulting fees	$-	$-	$169,094
Common stock issued for payment of expenses	$-	$-	$134,000
Warrant term extension granted for accrued compensation	$-	$-	$24,000
Interest paid with refinance of debt	$-	$-	$350,890
Stockholder's contribution for equipment	$-	$-	$1,847
Equipment acquired via capital lease	$-	$-	$15,595
Stock options issued for consulting fees	$741,000	$-	$741,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208	$-	$8,157,208

The accompanying notes are an integral part of these consolidated financial statements

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

NOTE 2 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,908,195 through March 31, 2005, and has had no revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern.   The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to seven years.  Molds will be depreciated over their estimated useful lives once placed in service.  During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $112,912.  None of the molds expensed in the quarter ended June 30, 2005, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets.  The costs included in molds as of June 30, and September 30, 2005 are comprised of design, machining, manufacturing and delivery and relate to the Beam mold and are valued at $16,000.  This mold is being depreciated over a five year period.

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

License Agreement

In March 2001, the Company obtained the rights to its Thermoplastic Flow forming process ("TPF technology") in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The license agreement expired in 2003.

During 2003, the Company agreed to extend the license agreement term to March 10, 2005.  No additional consideration was required for the term extension.  During 2005 the Company determined that an appropriate accounting treatment related to the license agreement would have been to amortize the value of the license agreement over its initial term.  Accordingly, the Company has amended its financial statements for the periods ended December 31, 2001, 2002 and 2003 to reflect the full amortization of the license value.  This amortization increased the Company's accumulated deficit for 2001 and 2002 by $157,500 and $210,000, respectively.

Accumulated amortization for the years ended December 31, 2001 and 2002 is $157,500 and $367,500, respectively.

Patent Acquisition Costs and Technology Rights

On December 1, 2000, the Company acquired technology rights in exchange for common stock shares in the Company, through its wholly-owned subsidiary, Electroship Acquisition Corp.  The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment.  This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.  The Company amended its financial statements for the years ended December 31, 2001 and 2002 to provide for amortization of the Electroship patent.  The effects of the amortization for the prior years ended resulted in an increased charge to amortization in the amount of $113,235 in each year ended.  The effect of the amortization also increased the accumulated deficit in the amount of $113,235 in each of the years ended.  The Company also recorded amortization for the Electroship patent in the amount of $28,309 for each of the quarters ended March 31, June 30 and September 30, 2003, which amortization increased the charge to amortization for the respective periods.

The Company has amended its financial statements for the years ended December 31, 2001, 2002, and 2003 to provide for amortization of this patent.  The effects of the amortization for the respective years results in an increased charge to amortization expense in the amount of $113,235 for 2001 and 2002 and $84,926 for the year ended 2003.  This amortization increased the Company's accumulated deficit for the years ended December 31, 2001 and 2002 by $113,235 and the year ended December 31, 2003 in the amount of $84,926, respectively.

Accumulated amortization for the years ended December 31, 2001, 2002 and 2003 is $113,235, $226,470 and $311,396, respectively.

Subsequent to amending the financial statements for the years ended December 31, 2001 and 2002, and the quarters ended March 31, June 30 and September 30, 2003, the Company determined that the value of the Electroship patent is impaired.  The Company believes that the impairment is primarily a result of the Company's inability to dedicate appropriate resources to develop and market the potential opportunities contained within the patent filing and also the inability of the Company to make a reasonable determination of cash flows and associated patent life, for the pending patent.  The Company has recognized a reduction in the remaining intangible asset value of $1,613,603.  The effect of this impairment created a charge to earnings during the fiscal year ended December 31, 2003 and is also recognized as an increase in the Company's accumulated deficit in subsequent reporting periods.

In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc., which included patents and other intellectual property.  See Note 10.

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the quarter ended March 31, 2005, the Company has amortized this discount on debt in an amount of $2,734.  The accumulated amortization for the discount on debt relating to this promissory note is $17,318. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  During the quarter ended March 31, 2005, the Company has amortized this discount on debt in an amount of $6,500.  The accumulated amortization for the discount on debt relating to this promissory note is $32,500. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  During the quarter ended March 31, 2005, the Company has amortized this discount on debt, in an amount of $49,670. For the period ended March 31, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $248,349.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

During 2001, $1,025,000 was raised in a private debt offering.  Three warrants were attached to each dollar of debt, with an exercise price of $0.195 per share.  These warrants were fully exercisable for up to two years from the dates of issuance.  These warrants were valued at $0.07 per share, for a total of $219,642, using the valuation assumptions of 4% interest and a volatility of 91.25%.

The warrant value was treated as a finance expense and immediately charged to earnings for the year ended December 31, 2001.  The Company has subsequently determined that the warrant value should have been more appropriately recorded as a discount on the related debt and amortized over the two year life of the debt.  Accordingly, interest expense has been recognized in the amount of $109,821, for the year ended December 31, 2002.  The change in accounting treatment as previously described, required the Company to amend and restate its financial statements for the years ended December 31, 2001, 2002 and 2003, to reflect the amortization of the discount on debt.  See Note 7.

The affect of this restatement reduced the Company's 2001 accumulated deficit and loss per share by $219,642 and $0.01, respectively.  For the year ended December 31, 2002, accumulated deficit and loss per share increased $109,821 and $0.004, respectively.

NOTE 6 – COMMON STOCK

During the three months ended March 31, 2005, the Company issued 62,500 shares of its common stock when warrants were exercised at $0.40 per share for a total of $25,000.  In addition, 50,000 shares were issued when stock options were exercised at $0.30 per share for a total of $15,000.

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

Summarized information about stock options outstanding and exercisable at March 31, 2005 is as follows:

Options Outstanding						Options Exercisable

Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price

$0.	23	7,775,000	7.60	$0.	23	7,775,000	$0.	23
0.	30	50,000	4.50	0.	30	50,000	0.	30
0.	40	250,000	4.50	0.	40	250,000	0.	40
0.	575	250,000	4.50	0.	575	250,000	0.	575
0.	94	1,300,000	2.90	0.	94	1,300,000	0.	94

$0.23 - 0.575		9,625,000	6.77	$0.	34	9,625,000	$0.	25

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	3,300,000

Common Stock Options

Options issued, year to date, by the Company total 9,625,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants, at a strike price of $0.94 per share and a three year exercise period with immediate vesting of the option grants.  Additionally, the Company issued 8,830,000 shares issued to the Company's management team and consultants, at a strike price of $0.965 per share and a ten year exercise period, effective June 2005.  These options are recorded and tabulated in the Company's amended financial report for the period ended June 30, 2005.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM Industries, and the fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.  See Note 10.

Following is a summary of the Company's stock option activity during the three months ending March 31, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,375,000	$0.25
Granted	1,300,000	0.94
Canceled	-	-
Exercised	(50,000)	0.30

Options outstanding at March 31, 2005	9,625,000	$0.34

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

During 2002, the Company issued 350,000 stock options valued at $52,173, and 2,300,000 stock options expired, which were valued at $476,000.

During 2001, the Company issued 1,000,000 stock options valued at $164,000, and 550,000 stock options expired, which were valued at $132,000.

Summarized information about common stock warrants outstanding and exercisable at March 31, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,990,000	$0.20 - $0.75	$0.20	2/05 - 9/14

Exercise of warrants	(62,500)	$0.40	$0.25	2/06

Expiration of warrants	(20,000)	$0.75	$0.23	2/05

Balance, March 31, 2005	20,907,500

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

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the quarter ended March 31, 2005, the Company has amortized this discount on debt in an amount of $2,734.  The accumulated amortization for the discount on debt relating to this promissory note is $17,318.The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  During the quarter ended March 31, 2005, the Company has amortized this discount on debt in an amount of $6,500.  The accumulated amortization for the discount on debt relating to this promissory note is $32,500. This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $198,679.  During the quarter ended March 31, 2005, the Company has amortized this discount on debt, in an amount of $49,670. For the period ended March 31, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $248,349.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company sold 2,216,250 shares of its common stock at $0.19 per share to purchasers who received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.  The warrants were valued at $68,935 and were recorded in the Company's operating expenses as a finance charge.

In February 2003, the exercise price of 720,000 warrants was adjusted from $0.50 to $0.15.  All of these warrants were subsequently exercised, resulting in the issuance of 720,000 shares of common stock for $108,000.  As the new warrants were modified and exercised on the same date, the effect of these transactions was to create a charge to earnings, in the amount of $37,900, which charge has been included in the Company's amended and restated financial statements for the period ended December 31, 2003.  The modified fair value of the exercised warrants ranged from $0.1041 - $0.1379 per share.  The assumptions used to calculate the $37,900 modified fair value of warrants exercised are: risk free interest rate of 4%, volatility of 85.67%, terms between 602 - 613 days, strike price of $0.15 per share, and market prices between $0.20 - $0.24 per share.   In addition, the Company issued 720,000 warrants to these investors which have an exercise price of $0.75 and expire during May of 2006.  The amount charged to earnings, and recorded as a finance charge in the amount of $25,816, has been included in the Company's amended and restated financial statements for the period ended December 31, 2003.  The assumptions used to calculate the $25,816  modified fair value of warrants granted are: risk free interest rate of 4%, volatility of 85.67%, term of two years, strike price of $0.75 per share, and market prices between $0.20 - $0.24 per share.

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

NOTE 8 – INCOME TAXES

At March 31, 2005, the Company had net deferred tax assets of approximately $2,080,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2005.

The significant components of the deferred tax asset at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Net operating loss carryforward	$5,266,000	$5,170,000

Deferred tax asset	$2,080,000	$2,040,000

Deferred tax asset valuation allowance	$(2,080,000)	$(2,040,000)

At March 31, 2005, the Company had net operating loss carryforwards of approximately $2,080,000, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to March 31, 2005 was $40,000.

The Company recognized $741,000 of losses from the issuance of stock options during the period ended March 31, 2005, which were not deductible for tax purposes.

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

Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the operating assets in TCD were assigned to LRM Industries, LLC ("LRM"), through ECC.   TCD, as such, has no operations and LRM is the operating entity.  Accordingly, the Company consolidates LRM's operations in its reporting.  As a result of the structure as previously described, there are no operating results for TCD to report.  LRM reports its financial activities on a quarterly basis and has elected a year end of December 31.  The operating activities of LRM are consolidated in the Company's periodic financial reports.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period totaling $15 million.   The current value of this note was determined by applying a discount rate of 12%.  The original note value under this discount was $8,157,208, of which $2,500,000 was paid during the quarter ended March 31, 2005.

The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD and the real property and equipment, as previously discussed.  The audit of TCD's books and records for the years ended December 31, 2003 and 2004 was completed and it was determined that in-process research and development, that realized gross margin profits in an approximate amount of $12,500, existed at the close of the merger.  This amount has been included as a component of the assets acquired in the merger with TCD.  Following is a summary of the assets acquired under the TCD merger agreement:

Equipment	$350,000
Real property	400,000
Contracts in-process	12,500
Patents	7,394,708

Assets acquired	$8,157,208

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

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Contracts in-process	12,500
Patents	7,394,708

Net assets contributed	$7,757,208

The Company issued 1,300,000 options to employees and consultants of LRM (former employees of TCD), in connection with the acquisition of TCD.  Aspects of this issuance were previously discussed in Note 7, above.  The fair value ascribed to the option grants is $741,000.  This amount has been expensed during the current year in the consolidation of the Company's financial statements and reported as a charge to compensation expense.  The Black-Scholes model was utilized to calculate the value of these options and the assumptions used to calculate the fair value of the options issued to former TCD shareholders were a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The calculated value for these option shares was $0.57 per share and the options were granted at an exercise price of $0.94 per share.  The Company has also contributed equipment and in-process contracts to LRM, in the amounts of $350,000 and $12,500 respectively.

NOTE 11 – CORRECTION FOR ERRORS

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

During 2003, the Company raised $300,000 in a private debt offering.  The notes included attached warrants.   The warrant value has been recorded as a discount on the debt issued and the discount has been amortized over the life of the debt as a charge to interest expense.  The valuation previously described required the Company to amend and restate its financial statements for the years ended December 31, 2003 and 2004, to reflect the amortization of the discount on debt.  See Note 5 and Note 7.

During 2001, the Company raised $1,025,000 in a private debt offering.  The notes, including attached warrants, were subsequently rolled into new notes with attached additional warrants.  The warrant value has been recorded as a discount on the debt issued and the discount has been amortized over the life of the debt as a charge to interest expense.  The valuation previously described required the Company to amend and restate its financial statements for the years ended December 31, 2001, 2002 and 2003, to reflect the amortization of the discount on debt.  See Note 5 and Note 7.

In December 2003, the Company rolled all of its outstanding notes payable and accrued interest to related parties, as described in the previous paragraph and relating to the 2001 debt offering, into new notes, which contained attached warrants.  Subsequent to reporting the original transaction, the Company discovered a defect in the assumptions utilized to calculate the accounting exposure of the newly issued and extended warrants.  Based on the revised assumptions, the Company has revalued the newly issued and extended warrants and has amended its financial statements for the years ended December 31, 2003 and 2004 to recognize amortization of the discount.  See Note 5 and Note 7.

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

Subsequent to the consolidated financial restatement to record changes in accounting treatment of various items, as previously described, the Company made certain adjustments to its financial statements for the year ended December 31, 2003, to correct errors in calculating its previously stated expense arising from the reissuance of certain warrants, the effect of which carry forward to ensuing reporting periods.  The post 2003 financial reporting effects of the previously described adjustments also appear in the Company's accumulated deficit, additional-paid-in capital and stock options and warrants accounts. See Note 7.

The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 11, resulted in the following changes to the Company's financial statements:  For the year ended December 31, 2004, the Company had originally reported a net loss of $1,824,817, and the corrected net loss is $2,060,434.  The Company had reported an accumulated deficit of $7,874,110, which is now recognized as $10,992,260.  The Company's losses per share increased by $.01 per share, from $.05 to the corrected value of $.06 per share.  For the three month period ended March 31, 2005, the Company had originally reported a net loss of $142,332, and the net corrected loss is $915,935.  The Company had reported an accumulated deficit of $8,016,442, which is now recognized as $11,908,195.  There was no change in the earnings per share loss, as a result of the restated financial reports.

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

                On March the 3, 2005, the Company through, its wholly-owned subsidiary ECC, executed a Limited Liability Company Agreement with NOVA creating a Joint Venture Company, LRM, which is a Delaware limited liability company created for the purpose of commercializing the Company's Thermoplastic Flowforming (TPF™)technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

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

                Product Research, Development and Testing:

               Product Development -   Product Research, Development and Testing continued during the period by LRM on a product by product basis, primarily in response to customer product development orders.  During the first half of 2005, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $1,000,000; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPF™ technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

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

                Liquidity:

                The Company has budgeted expenditures of $600,000 for the 12 months ending March 31, 2006.  During the three month period ended March 31, 2005, the Company raised $25,000 through warrant exercises, in addition to receiving $15,000 from the exercise of stock options.  The Company had cash remaining at March 31, 2005 in the amount of $2,574,635, which includes cash balances in LRM.  LRM was initially capitalized with a $5,000,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  LRM has budgeted to spend $1,572,000 during its first year of operation.  The significant changes in assets during the three month period ended March 31, 2005 were due to (i) the recognition of non-cash prepaid services to be provided by Nova to LRM during the next two years, with the prepaid services set out as a current prepaid expense, in the amount of $600,000 and long term prepaid expense, in the amount of $400,000, (ii) a change in the net patent amount, as a result of the recognition of consideration received through the merger of TCD into ECC and the formation of the LRM joint venture, which includes the net present value of payments to be made to TCD shareholders as committed to in the merger agreement, the $2,500,000 cash provided to LRM as operating capital at the merger date completion and the inclusion of $12,500 in-process contracts that passed through to the benefit of LRM from the Company's wholly-owned subsidiary, ECC, (iii) the deposits for stock purchase which were applied to the acquisition of common stock upon completion of the transactions during the period ended March 31, 2005, and (iv) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings and through funds received from individuals exercising warrants or options.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

                Financial Position:

                The Company consolidates its activities for all financial reporting purposes.  For the three month period ended March 31, 2005, the Company had a cash balance of $2,574,635 compared to a cash balance of $432,155 for the year ended December 31, 2004.  The increase in cash was due to participation in the ownership of LRM Industries, LLC, wherein the Company acquired a 50% ownership interest in that entity during the quarter ended.  For the three month period ended March 31, 2005, the Company reported property and equipment in the amounts of $375,292 and $400,000, respectively compared to an equipment balance of $25,292 for the year ended December 31, 2004.  The increase in the property and equipment amounts is attributed to the acquisition of TCD Inc., by merger, during the quarter ended.  For the three month period ended March 31, 2005, patents were valued at $7,453,859 compared to $33,939 for the year ended December 31, 2004.  The increase in patent values is primarily due to participation in the formation of a joint venture entity, LRM Industries, LLC and the incorporation of the net present value of the merger consideration provided by the Company to the joint venture entity, LRM.  Accounts payable for the three month period ended March 31, 2005 were $425,511 compared to $330,933 for the year ended December 31, 2004. The 29% increase in accounts payable for the period is primarily due to increased operating costs experienced by the Company and by the Company's joint venture interest.   The Company also reported a minority interest in a subsidiary during the three month period ended March 31, 2005, in the amount of $4,995,764.  This amount represents the Company's 50% interest in its joint venture with NOVA Chemicals Corp.

                Results from Operations:

                For the three month periods ended March 31, 2005 and 2004, the Company reported no revenues.  Total operating expenses reported by the Company for the three month period ended March 31, 2005 and 2004 were $1,106,052 and $265,256, respectively. The comparative 3 fold increase in expenses was primarily due to increased operating activities within the Company's joint venture interest.  During the three months ended March 31, 2005, the Company realized a gain on an exclusivity agreement in the amount of $280,000, as a result of completing a joint venture agreement with NOVA Chemical Corp during the quarter ended and recognizing the deposit as a financial gain.  The net loss reported by the Company for the three months ended March 31, 2005 was $915,935 compared to a net loss for the three months ended March 31, 2004 in the amount of $328,823.  The increase in net loss was primarily due to recognition of compensation expense arising from the issuance of options to former TCD shareholders in completing the merger with TCD, as set off against a realized gain on the exclusivity agreement, as previously discussed.

ITEM 3. CONTROLS AND PROCEDURES

                (a) Evaluation of Disclosure Controls and Procedures

                We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the quarterly fiscal period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported to management, including the Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required  disclosure.  Subsequent to the Company filing its interim Form 10-QSB for the period ended June 30, 2005, the Company determined that options granted to certain key management team members and consultants had been issued just prior to the completion of the interim period, but the value of these options were not accounted for in the Company's financial statements and associated notes.  The Company immediately, upon recognizing this deficiency, prepared and filed an amended and restated Form 10-QSB for the period ended.

                Notwithstanding the Company's current disclosures concerning the TCD license, the Company has amended its filings for the Fiscal years ended December 31, 2004, 2003, 2002 and 2001, to reflect the amortization of the TCD license, with amortization of the license commencing on the date of acquisition and with the license being fully amortized by the end of the original license agreement date, September 30, 2003.  The Company also amended the financial statement note disclosure concerning the TCD license to reflect the amortization of that license.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment of the Company's acquired patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce", the Company restated its financial statements to amortize the value of the patent during the Fiscal years ended December  31, 2001, 2002 and the nine month period ending September 30, 2003 and wrote down the remaining full value of the intangible asset during the fiscal year ended December 31,  2003 and restated its financial statements to reflect the effect of the write down against retained earnings for the periods ended December 31, 2003 and December 31, 2004, and amended its note disclosures for the same periods to disclose the accounting treatment applied for the intangible asset.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 5,125,000 warrants issued in December 2003, as a part of a restructured debt offering by the Company, the Company elected to amend its treatment of these warrants which results in an additional charge to earnings of $457,150 for  the fiscal year ended December 31, 2003, the Company filed an amended Form 10-KSB, for the Fiscal years ended December 31, 2004 and 2003, to reflect this  restatement, in conjunction with the amendment that flows from accounting treatment of the original issuance of debt.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 900,000 warrants issued in connection with a private debt offering undertaken by the Company in December 2003, the Company elected to amend its treatment of these warrants which results in a charge to earnings of $110,813 for the Fiscal year ended December 31, 2003 and which charge was recorded as a finance charge in the Company's Statement of Operations for the year then ended.

                Notwithstanding the Company's prior disclosures as contained in its prior financial reports related to a warrant exercise that took place during late 2003, the Company elected to take a charge to earnings in the Fiscal period ended December 31, 2003, the period in which the warrants were modified.

                Notwithstanding the Company's prior disclosures as contained in its prior financial reports for interim reporting periods ended during 2005 and that relate to options granted to former TCD shareholders and employees as part of the merger between TCD and the Company's wholly-owned subsidiary, ECC, the Company determined that it was appropriate to expense the fair value of the options, in an amount of $741,000, versus the prior treatment that capitalized the option values as a component of patent value, which would be amortized over the life of the patents acquired in the merger of TCD into ECC.

                The restatement referred to, related to certain transactions that occurred at the end of the reported Quarter and further related to the closing and continued implementation of the Company's merger with TCD and its formation of its Joint Venture with NOVA Chemicals.   During this critical period, the Company also lost one of its longest term directors and head of its audit committee, Jonathan Edelstein, who died during the first Quarter; this in addition to the Company losing its staff accountant whose activities were directly related to the reporting issue.   The situation was addressed immediately upon discovery by the Company.

                Subsequent to the initial filing of the annual report on Form 10-KSB for the year ended December 31, 2004, Management conducted a reevaluation of its disclosure controls and procedures and determined that changes were required to certain accounting records.  As previously described, Management believes its disclosure controls and procedures were not effective.  During the Interim Period ended June 30, 2005 the Company made no changes to its internal control procedures.  Management believes that its treatment of assets subject to the restatements set out above was proper at the time of the reports referred to and that subsequent changes have been brought about by Management decisions concerning the changed character of the assets or the circumstances with the Company business related to those assets and as such, and notwithstanding the restatements set out above,  Management believes its disclosure controls and procedures to be effective.  Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

                Anticipated Changes to internal controls over financial reporting and to disclosure controls and procedures to prevent future misstatements of a similar nature:  As a result of the events that caused the restatement, the CFO and CEO have taken certain immediate steps to mitigate and prevent future misstatements from occurring in the future.  These steps include, (i) notification of the events causing the restatement to the Board of Directors at the Board's meeting of September 20, 2005, (ii) presentation of recommendations to the Board to strengthen the Company's controls and procedures, with such recommendations adopted by the board at the stated meeting, (iii) appointing new disclosure committee members, audit committee members and disseminating disclosure controls and procedures guidelines to all Board members, as well as a briefing on the duties and requirements of all Board members.   Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

                (b) Changes in Internal Control Over Financial Reporting

                During the Quarter ended March 31, 2005, in order to assure appropriate control over financial reporting of expanded activities of the Company due to the acquisition of assets from Thermoplastic Composite Design, Inc., the Company increased its disclosure controls.  The additional controls include an increased meeting schedule between top executives focused on company activities; an additional level of management review of reports, the adoption of a more aggressive disclosure calendar and

                It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

  None

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

A report on Form 8-K regarding Item3 was filed by the Company on January 18, 2005.

A report on Form 8-K regarding Item 1 was filed by the Company on March 10, 2005.

A report on Form 8-K regarding Item 5 was filed by the Company on March 24, 2005.

A report on Form 8-K regarding Item 7 was filed by the Company on March 29, 2005.

               SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer