Form 10QSB/A
period 2005-06-30
ENVIROKARE TECH INC
filed 2006-03-08
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-2

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

ITEM 1. FINANCIAL INFORMATION:

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (restated) (unaudited)	December 31, 2004 (restated)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$2,263,493	$432,155
Accounts receivable	61,111	-
Deposits and retainers	29,419	22,466
Employee and related party receivables	1,853	1,864
Prepaid expenses	600,000	-
Inventory	-	43,216

TOTAL CURRENT ASSETS	2,955,876	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	375,861	25,292
Molds	170,912	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(32,020)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	921,883	190,795

OTHER ASSETS
Prepaid expenses - long term	400,000	-
Patents, net	7,311,547	33,939

TOTAL OTHER ASSETS	7,711,547	33,939

TOTAL ASSETS	$11,589,306	$724,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$386,460	$330,933
Deposits from customers	61,215	61,215
Deposit owed on exclusivity agreement	-	280,000
Deposits for stock purchase	217,617	-
Accrued compensation	194,249	182,325
Accrued interest	40,907	37,835
Accrued interest to stockholders	9,977	8,936
Capital equipment lease payable, current portion	7,365	5,200
Notes payable, current portion	61,965	64,902
Notes payable to shareholders, current portion	91,191	100,197

TOTAL CURRENT LIABILITIES	1,070,945	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	3,626	5,791
Notes payable, net of current portion	5,939,930	10,499
Notes payable to shareholders, net of current portion	1,427,017	1,476,594
Discount on notes payable - other	(349,780)	(467,588)

TOTAL LONG-TERM LIABILITIES	7,020,793	1,025,296

MINORITY INTEREST IN SUBSIDIARY	5,845,130	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 39,670,945 and 38,943,980 shares
issued and outstanding, respectively	39,671	38,944
Additional paid-in capital	6,134,465	5,895,238
Stock options and warrants	9,115,547	3,685,675
Accumulated deficit during development stage	(17,637,246)	(10,992,260)

TOTAL STOCKHOLDERS' EQUITY	(2,347,563)	(1,372,403)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,589,306	$724,435

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from June 15,1998 (inception) to June 30, 2005 (restated) (unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$214,696	$-	$214,696	$-	$276,846

COST OF GOODS SOLD	(160,931)	-	(160,931)	-	(178,431)

GROSS PROFIT	53,765	-	53,765	-	98,415

E X P E N S E S
Consulting fees - related parties	4,915,109	78,654	5,743,401	178,656	7,244,329
Consulting fees - other	97,078	18,000	97,078	56,780	1,187,165
Board of directors fees	-	-	-	-	1,384,590
Rent	22,190	20,199	45,839	38,312	439,046
General and administrative	286,694	47,141	352,392	104,236	1,381,038
Depreciation and amortization	105,847	684	116,134	2,048	968,031
Professional fees	(8,477)	82,725	153,784	144,938	1,277,013
Research and development	116,240	-	117,617	5,059	207,385
Wages and salaries	5,129	18,015	19,617	39,393	239,453

TOTAL EXPENSES	5,539,809	265,418	6,645,861	569,422	14,328,049

LOSS FROM OPERATIONS	(5,486,043)	(265,418)	(6,592,095)	(569,422)	(14,229,633)

OTHER INCOME (EXPENSES)
Loss on impairment of asset	-	-	-	-	(1,613,603)
Gain on sale of assets	-	-	-	-	577
Gain on exclusivity agreement	-	-	280,000	-	280,000
Financing costs	-	-	-	-	(633,885)
Interest expense	(393,512)	(51,754)	(487,631)	(115,321)	(1,595,571)

TOTAL OTHER EXPENSE	(393,512)	(51,754)	(207,631)	(115,321)	(3,562,482)

LOSS BEFORE INCOME TAXES	(5,879,556)	(317,172)	(6,799,727)	(684,743)	(17,792,116)

INCOME TAXES	-	-	-	-	-

MINORITY INTEREST ALLOCATION	150,634	-	154,870	-	154,870

NET LOSS	$(5,728,922)	$(317,172)	$(6,644,857)	$(684,743)	$(17,637,246)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.14)	$(0.01)	$(0.17)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	39,643,618	34,663,495	39,577,457	34,329,907

The accompanying condensed notes are an integral part of these financial statements.

ENVIROKARE TECH, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
				Period from June 15,1998 (Inception) to June 30,2005 (restated) (unaudited)

	Six Months Ended

	June 30,		June 30,
	2005		2004
	(restated)		(restated)
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,644,857)		$(684,743)	$(17,637,246)
Loss allocated to minority interest	(154,870)		-	(154,870)

	(6,799,727)		(684,743)	(17,792,116)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	116,134		2,048	968,031
Amortization of debt discount	117,808		-	576,713
Inventory asset expensed	43,216		-	43,216
Intangible asset expensed	39,825		-	49,345
Gain on exclusivity agreement	(280,000)		-	(280,000)
Impairment of molds	-		-	27,000
Impairment of patent	-		-	1,613,603
Gain on sale of assets	-		-	(577)
Stock options issued for consulting fees	5,488,500		38,780	6,952,266
Stock options issued for directors fees	-		-	854,779
Common stock issued for consulting fees	-		-	169,094
Common stock issued for payment of expenses	-		-	134,000
Warrants issued for financing expenses	-		-	633,885
Warrant term extension granted for accrued compensation	-		-	24,000
Interest paid with refinance of debt	-		-	350,890
Changes in assets and liabilities:
Accounts receivable	(61,111)		-	(61,111)
Deposits and retainers	(6,954)		-	(29,419)
Customer deposits	-		-	61,215
Inventory	-		(43,216)	(43,216)
Employee and related party receivables	(10)		-	(1,874)
Prepaid expenses	-		681	-
Accounts payable	55,574		130,710	386,507
Accrued compensation	11,924		80,925	194,249
Accrued interest payable	275,660		598	337,184
Deposit owed on exclusivity agreement	-		250,000	280,000

Net cash used by operating activities	(999,161)		(224,217)	(4,552,336)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of molds	-		-	(197,912)
Payments on license agreement	-		-	(525,000)
Patent costs	(6,356)		-	(16,485)
Purchase of equipment	(569)		-	(17,837)
Proceeds from sale of equipment	-		-	1,275

Net cash used in investing activities	(6,925)		-	(755,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-		(2,369)	(4,604)
Payment of notes payable	(61,520)		(1,259)	(163,309)
Proceeds from sale of preferred stock	-		-	250,000
Proceeds from sale of common stock	181,327		445,750	3,323,124
Proceeds from sale of warrant term extension	-		-	102,825
Repurchase of common stock	-		-	(7,500)
Proceeds from investor deposits	217,617		-	217,617
Proceeds from notes payable, related parties (net)	-		(41,553)	1,353,635
Proceeds from minority interest capital contribution	5,000,000			5,000,000
Payment on acquisition agreement	(2,500,000)		-	(2,500,000)

Net cash provided by financing activities	2,837,424		400,569	7,571,788

Net increase in cash	1,831,338		176,352	2,263,493

Cash and cash equivalents, beginning of period	432,155		65,809	-

Cash and cash equivalents, end of period	$2,263,493		$242,161	$2,263,493

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,706		$-	$95,041

Income taxes paid	$-		$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-		$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-		$-	$3,635
Note issued for pending patent to related party	$-		$-	$33,330
Note issued for deposit for stock	$-		$-	$100,000
Warrants issued for financing expenses	$-		$-	$469,290
Stock options issued for consulting fees	$741,000		$-	$2,159,987
Stock options issued for directors fees	$-		$-	$854,779
Common stock issued for consulting fees	$-		$38,780	$169,094
Common stock issued for payment of expenses	$-		$34,000	$134,000
Warrant term extension granted for accrued compensation	$-		$-	$24,000
Interest paid with refinance of debt	$-		$-	$350,890
Stockholder's contribution for equipment	$-		$-	$1,847
Equipment acquired via capital lease	$-		$-	$15,595
Stock options issued to management and directors	$4,747,500		$-	$4,747,500
Interest imputed on Note to merger entity shareholders	$271,546	$		$271,546
Receivable due to LRM (services in kind from NOVA)	$1,000,000	$		$1,000,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208		$-	$8,157,208

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

During 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the TPF Thermoplastic Flowforming™ process (variously referred to herein as "TPF Process", the "Process" or "TPF technology").  The licensing agreement provides the Company with the ability to utilize the TPF technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The pallet is now composed of long-fiber reinforced thermoplastic composite and will be manufactured using the acquired TPF technology.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $17,637,246 through June 30, 2005, and has had no revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern.   The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

Depreciation expense for the six months ended June 30, 2005 and 2004 was $19,482 and $2,048, respectively.

The following is a summary of the Company's property and equipment and related accumulated depreciation:

	June 30,	December 31,
	2005	2004

Furniture and fixtures	$7,129	$7,129
Equipment	375,862	25,292
Molds	170,912	170,912
Buildings	50,000	-
Land	350,000	-

	953,902	203,333
Less: Accumulated depreciation	(32,020)	(12,538)

	$921,883	$190,795

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

Patent Acquisition Costs and Technology Rights

On December 1, 2000, the Company acquired technology rights in exchange for common stock shares in the Company, through its wholly-owned subsidiary, Electroship Acquisition Corp.  The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment.  This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.  The Company amended its financial statements for the years ended December 31, 2001 and 2002 to provide for amortization of the Electroship patent.  The effects of the amortization for the prior years ended resulted in an increased charge to amortization in the amount of $113,235 in each year ended.  The effect of the amortization also increased the accumulated deficit in the amount of $113,235 in each of the years ended.  The Company also recorded amortization of the Electroship patent in the amount of $28,309 for the quarters ended March 31, June 30 and September 30, 2003.

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

Accumulated amortization for the years ended December 31, 2001, 2002 and 2003 is $113,235, $226,470 and $311,666, respectively.

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

In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc., which included patents and other intellectual property.  For the period ended June 30, 2005, the Company amortized the value for the acquired patents in an amount of $95,651, which amount is also the accumulated amortization of the patent value for the period ended. See Note 10.

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,813, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the six months ended June 30, 2005, the Company has amortized this discount on debt in an amount of $5,468.  The accumulated amortization for the discount on debt relating to this promissory note is $20,052. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  During the six months ended June 30, 2005, the Company has amortized this discount on debt in an amount of $13,000.  The accumulated amortization for the discount on debt relating to this promissory note is $39,000. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  During the six months ended June 30, 2005, the Company has amortized this discount on debt, in an amount of $99,340. For the six months ended June 30, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $298,019.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

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

Common Stock Options

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

Summarized information about common stock options outstanding and exercisable at June 30, 2005 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	7,160,535	7.27	$0.23	7,160,535	$0.23
0.30	50,000	4.25	0.30	50,000	0.30
0.40	250,000	4.25	0.40	250,000	0.40
0.575	250,000	4.25	0.575	250,000	0.575
0.94	1,300,000	2.65	0.94	1,300,000	0.94
0.965	8,830,000	9.70	0.965	6,330,000	0.965

$0.23 - 0.965	17,840,535	8.23	$0.63	15,340,535	$0.53

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	2,685,534

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

Following is a summary of the Company's stock option activity during the six months ending June 30, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,375,000	$0.25
Granted	1,300,000	0.94
Granted	8,830,000	0.95
Exercised	(664,465)	0.23

Options outstanding at June 30, 2005	17,840,535	$0.53

Options issued, year to date, by the Company total 10,130,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants, at a strike price of $0.94 per share and a three year exercise period with immediate vesting of the option grants, and 8,830,000 shares issued to the Company's management team and consultants, at a strike price of $0.965 per share and a ten year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above but are included in the options issued section of the tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves: (i) $40,000,000 in annual revenue or (ii) has 17% profit based on pre tax income, in any 4 calendar years ending December 31, 2005, 2006, 2007 and 2008.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM Industries, and the fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.  See Note 10.

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

Additionally, the Company granted 600,000 options to Board members during the period ended September 30, 2005, at a strike price of $0.75 per share.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company will not recognize the effect of the compensation, until such time as the options vest, and these options do not show in the tabular presentation above until the subsequent quarter ended September 30, 2005.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are, a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The options granted to Company management and consultants were rewards for efforts expended and achievements made by virtue of completion of the merger agreement of TCD into the Company's wholly-owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, Nova Chemicals Corp. and for various additional management services provided to the Company since 2003 and as incentive for services to be provided to the Company in future years.  The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in Note 7 as, a risk-free interest rate of 3%, volatility of 72% and a term of ten years.  The expense recorded during the period ended June 30, 2005 is $4,747,500 and allocated to Professional fees – related parties and Professional fees – other, in the amounts of $4,653,900 and $93,600, respectively.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as previously set out, will be achieved.

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

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

Common stock warrants

Summarized information about common stock warrants outstanding and exercisable at June 30, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,990,000	$0.20 - $0.75	$0.20	2/05 - 9/14

Exercise of warrants	(62,500)	$0.40	$0.25	2/06

Expiration of warrants	(20,000)	$0.75	$0.23	2/05

Balance, June 30, 2005	20,907,500

During the six months ended June 30, 2005, 62,500 warrants were exercised for cash proceeds of $25,000 and 20,000 warrants expired.

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

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the six months ended June 30, 2005, the Company has amortized this discount on debt in an amount of $5,468.  The accumulated amortization for the discount on debt relating to this promissory note is $20,052. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  During the six months ended June 30, 2005, the Company has amortized this discount on debt in an amount of $13,000.  The accumulated amortization for the discount on debt relating to this promissory note is $39,000. This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the six months ended June 30, 2005, the Company has amortized this discount on debt, in an amount of $99,340. For the period ended June 30, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $298,019.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

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

NOTE 8 – INCOME TAXES

At June 30, 2005, the Company had net deferred tax assets of approximately $2,490,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005.

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

The significant components of the deferred tax asset at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Net operating loss carryforward	$6,300,000	$5,170,000

Deferred tax asset	$2,490,000	$2,040,000

Deferred tax asset valuation allowance	$(2,490,000)	$(2,040,000)

At June 30, 2005, the Company had net operating loss carryforwards of approximately $6,300,000, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to June 30, 2005 was $450,000.

The Company recognized $5,488,500 of losses from the issuance of stock options during the six month period ended June 30, 2005, which were not deductible for tax purposes.

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

ENVIROKARE TECH, INC.
(A Development stage company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

NOTE 11 – CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 11 and in more detail in respective Notes above.

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

The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 11, resulted in the following changes to the Company's financial statements:  For the year ended December 31, 2004, the Company had originally reported a net loss of $1,824,817, and the corrected net loss is $2,060,434.  The Company had reported an accumulated deficit of $7,874,110, which is now recognized as $10,992,260.  The Company's losses per share increased by $.01 per share, from $.05 to the corrected value of $.06 per share.  For the six month period ended June 30, 2005, the Company had originally reported a net loss of $1,079,582, and the net corrected loss is $6,654,857.  The Company had reported an accumulated deficit of $8,953,819, which is now recognized as $17,637,246.  The Company's losses per share increased by $.14 per share from $.03 to the corrected value of $.17 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including TPF Thermoplastic Flowforming™ (the "Process" or "TPF™").  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of the Joint Venture Agreement (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and NOVA Chemicals, Inc. ("NOVA") described below, the Company's TPF™ business is being conducted through its position and interest in LRM.

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

                On March the 3, 2005, the Company through, its wholly-owned subsidiary ECC, executed a Limited Liability Company Agreement with NOVA creating a Joint Venture Company, LRM, which is a Delaware limited liability company created for the purpose of commercializing the Company's TPF Thermoplastic Flowforming ("TPF™") technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

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

                Product Research, Development and Testing:

               Product Development -   Product Research, Development and Testing continued during the period by LRM on a product by product basis, primarily in response to customer product development orders.  During the period ended June 30, 2005, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $1,000,000; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPF™ technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

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

                Liquidity:

                The Company has budgeted expenditures of $600,000 for the 12 months ending June 30, 2006.  During the six month period ended June 30, 2005, the Company raised $25,000 through warrant exercises, in addition to receiving $15,000 from the exercise of stock options.  The Company had cash remaining at June 30, 2005 in the amount of $2,263,493, which includes cash balances in LRM.  LRM was initially capitalized with a $5,000,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  LRM has budgeted to spend $1,572,000 during its first year of operation.  The significant changes in assets during the six month period ended June 30, 2005 were due to (i) the recognition of non-cash prepaid services to be provided by Nova to LRM during the next two years, with the prepaid services set out as a current prepaid expense, in the amount of $600,000 and long term prepaid expense, in the amount of $400,000, (ii) a change in the net patent amount, as a result of the recognition of consideration received through the merger of TCD into ECC and the formation of the LRM joint venture, which includes the net present value of payments to be made to TCD shareholders as committed to in the merger agreement, the $2,500,000 cash provided to LRM as operating capital at the merger date completion and the inclusion of $12,500 in-process contracts that passed through to the benefit of LRM from the Company's wholly-owned subsidiary, ECC, (iii) the deposits for stock purchase which were applied to the acquisition of common stock upon completion of the transactions during the period ended March 31, 2005, (iv) the increase in accrued interest by $271,546 due to the imputation of interest payable on the net present value of the note payable to TCD shareholders, and (v) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings and through funds received from individuals exercising warrants or options.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

                Financial Position:

                The Company consolidates its activities for all financial reporting purposes.  For the six month period ended June 30, 2005, the Company had a cash balance of $2,263,493 compared to a cash balance of $432,155 for the year ended December 31, 2004.  The increase in cash was due to participation in the ownership of LRM Industries, LLC, wherein the Company acquired a 50% ownership interest in that entity during the quarter ended.  For the six month period ended June 30, 2005, the Company reported property and equipment in the amounts of $400,000 and $375,861, respectively, compared to an equipment balance of $25,292 for the year ended December 31, 2004.  The increase in the property and equipment amounts is attributed to the acquisition of TCD Inc., by merger, during the quarter ended March 31, 2005.  For the six month period ended June 30, 2005, patents were valued at $7,311,547 compared to $33,939 for the year ended December 31, 2004.  The increase in patent values is primarily due to participation in the formation of a joint venture entity, LRM Industries, LLC and the incorporation of the net present value of the merger consideration provided by the Company to the joint venture entity, LRM.  Accounts payable for the six month period ended June 30, 2005 were $386,460 compared to $330,933 for the year ended December 31, 2004. The 17% increase in accounts payable for the period is primarily due to increased operating costs experienced by the Company and by the Company's joint venture interest.   The Company also reported a minority interest in a subsidiary during the six month period ended June 30, 2005, in the amount of $5,845,130.  This amount represents the Company's 50% interest in its joint venture with NOVA Chemicals Corp.

                Results from Operations:

                For the six month periods ended June 30, 2005 and 2004, the Company reported no revenues.  Total operating expenses reported by the Company for the six month period ended June 30, 2005 and 2004 were $6,645,861 and $265,256, respectively. The comparative 20 fold increase in expenses was primarily due to increased operating activities within the Company's joint venture interest and due to non cash expensing of options granted to Company management and directors and to former TCD shareholders.  During the six months ended June 30, 2005, the Company realized a gain on an exclusivity agreement in the amount of $280,000, as a result of completing a joint venture agreement with NOVA Chemical Corp during the quarter ended and recognizing the deposit as a financial gain.  The net loss reported by the Company for the six months ended June 30, 2005 was $6,644,857 compared to a net loss for the six months ended June 30, 2004 in the amount of $684,743.  The increase in net loss was primarily due to recognition of compensation expense arising from the issuance of options to former TCD shareholders and Management in completing the merger with TCD, as set off against a realized gain on the exclusivity agreement, as previously discussed.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

              We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarterly fiscal period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures in light of matters discussed in this item are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported to management, including the Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required  disclosure.

            Subsequent to the Company filing its interim Form 10-QSB for the period ended June 30, 2005, the Company determined that options granted to certain key management team members and consultants had been issued just prior to the completion of the interim period, but the value of these options were not accounted for in the Company's financial statements and associated notes.  The Company immediately, upon recognizing this deficiency, prepared and filed an amended and restated Form 10-QSB for the period ended.  Notwithstanding the Company's prompt response in providing remedy to the deficiency, the Company believes that its controls and procedures were not effective.

            The restatement referred to, related to certain transactions that occurred at the end of the reported Quarter and further related to the closing and continued implementation of the Company's merger with TCD and its formation of its Joint Venture with NOVA Chemicals.   During this critical period, the Company also lost one of its longest term directors and head of its audit committee, Jonathan Edelstein, who died during the first Quarter; this in addition to the Company losing its staff accountant whose activities were directly related to the reporting issue.  Although management believes its controls to be effective and discovered the deficiency as a result of following through on its internal controls and procedure policies, this series of extraordinary events caused the situation to arise.  The situation was addressed immediately upon discovery by the Company.

            In addition and notwithstanding the Company's current disclosures concerning  the TCD license, the Company has proposed to amend its  filings for the Fiscal years ended December 31, 2004, 2003,  2002 and 2001, to reflect the amortization of the TCD  license, with amortization of the license commencing on the  date of acquisition and with the license being fully  amortized by the end of the original license agreement date,  September 30, 2003.  The Company also proposes to amend  the financial statement note disclosure concerning the TCD  license to reflect the amortization of that license.

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

            Subsequent to the initial filing of the annual report on Form 10-KSB, Management determined that changes were required to certain accounting records, as previously described, such changes that altered the character of the assets or the circumstances with the Company business related to those assets and as such, and notwithstanding the restatements set out above, Management believes its disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control Over Financial Reporting

             During the Quarter ended June 30, 2005, in order to assure appropriate control over financial reporting of expanded activities of the Company due to the acquisition of assets from Thermoplastic Composite Design, Inc., the Company increased its disclosure controls.  The additional controls include an increased meeting schedule between top executives focused on company activities; an additional level of management review of reports, the adoption of a more aggressive disclosure calendar and

            It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  The Company's disclosure controls and procedures are designed to provide a reasonable assurance of achieving its objectives and the Principal Executive Officer and Principal Financial Officer have concluded the Company disclosure controls and procedures are effective at a reasonable assurance level.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5. OTHER INFORMATION

                None

ITEM 6. EXHIBITS ANF REPORTS ON FORM 8-K

(a) Exhibits

                None

(b) Reports on Form 8-K

                A report on Form 8-K regarding Item 3 was filed by the Company on January 18, 2005.
                A report on Form 8-K regarding Item 1 was filed by the Company on March 10, 2005.
                A report on Form 8-K regarding Item 5 was filed by the Company on March 24, 2005.
                A report on Form 8-K regarding Item 7 was filed by the Company on March 29, 2005.
                A report on Form 8-K regarding Item 3 was filed by the Company on June 15, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on June 22, 2005.

               SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO
By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer