Form 10QSB/A
period 2005-09-30
ENVIROKARE TECH INC
filed 2006-03-09
CIK 1065677

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

ITEM 1. FINANCIAL INFORMATION:

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (restated) (unaudited)	December 31, 2004 (restated)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$2,200,366	$432,155
Accounts receivable	285,366	-
Deposits and retainers	41,219	22,466
Employee and related party receivables	2,186	1,864
Prepaid expenses	622,400	-
Inventory	-	43,216

TOTAL CURRENT ASSETS	3,151,538	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	7,129	7,129
Equipment	414,332	25,292
Molds	16,000	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(39,932)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	797,529	190,795

OTHER ASSETS
Prepaid expenses - long term	400,000	-
Patents, net	7,150,455	33,939

TOTAL OTHER ASSETS	7,550,455	33,939

TOTAL ASSETS	$11,499,522	$724,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$275,877	$330,933
Deposits from customers	-	61,215
Deposit owed on exclusivity agreement	-	280,000
Accrued compensation	94,565	182,325
Accrued interest	517,675	37,835
Accrued interest to stockholders	9,977	8,936
Capital equipment lease payable, current portion	6,360	5,200
Notes payable, current portion	61,965	64,902
Notes payable to shareholders, current portion	91,191	100,197

TOTAL CURRENT LIABILITIES	1,057,609	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	4,631	5,791
Notes payable, net of current portion	5,690,297	10,499
Notes payable to shareholders, net of current portion	1,426,088	1,476,594
Discount on notes payable - other	(290,876)	(467,588)

TOTAL LONG-TERM LIABILITIES	6,830,140	1,025,296

MINORITY INTEREST IN SUBSIDIARY	5,827,057	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 43,097,031 and 38,943,980 shares
issued and outstanding, respectively	43,097	38,944
Additional paid-in capital	7,328,261	5,895,238
Stock options and warrants	8,773,325	3,685,675
Accumulated deficit	(18,359,967)	(10,992,260)

TOTAL STOCKHOLDERS' EQUITY	(2,215,284)	(1,372,403)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,499,522	$724,435

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$447,589	$-	$662,285	$-

COST OF GOODS SOLD	(162,843)	-	(323,774)	-

GROSS PROFIT	284,746	-	338,511	-

E X P E N S E S
Consulting fees - related parties	56,308	88,461	5,799,709	267,117
Consulting fees - other	54,938	4,560	152,016	61,340
Board of directors fees	-	89,420	-	89,420
Rent	31,347	27,034	77,186	65,346
General and administrative	171,536	65,677	523,928	169,914
Depreciation and amortization	169,005	3,054	285,139	5,102
Professional fees	155,636	46,884	309,420	191,822
Research and development	131,573	1,850	249,190	6,909
Wages and salaries	3,642	5,843	23,259	45,236

TOTAL EXPENSES	773,985	332,783	7,419,847	902,206

LOSS FROM OPERATIONS	(489,239)	(332,783)	(7,081,336)	(902,206)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	-	280,000	-
Other income	12,550	-	12,550	-
Interest expense	(276,654)	(55,465)	(751,735)	(170,786)

TOTAL OTHER EXPENSE	(264,104)	(55,465)	(459,185)	(170,786)

LOSS BEFORE INCOME TAXES	(753,343)	(388,248)	(7,540,521)	(1,072,992)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	18,073	-	172,943	-

NET LOSS	$(735,270)	$(388,248)	$(7,367,578)	$(1,072,992)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)	$(0.18)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	41,063,809	36,659,197	39,902,098	35,112,010

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2005	2004
	(restated)	(restated)
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,367,578)	$(1,072,992)
Loss allocated to minority interest	(172,943)	-

	(7,540,521)	(1,072,992)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	285,139	5,102
Amortization of debt discount	176,712	-
Inventory asset expensed	43,216	-
Intangible asset expensed	40,295	-
Gain on exclusivity agreement	(280,000)	-
Impairment of molds	154,912	-
Stock options issued for consulting fees	5,488,500	38,780
Stock options issued for directors fees	-	89,420
Common stock issued for consulting fees	-	-
Common stock issued for payment of expenses	-	134,000
Changes in assets and liabilities:
Accounts receivable	(285,366)	-
Deposits and retainers	(18,754)	-
Customer deposits	(61,215)	(2,500)
Employee and related party receivables	(322)	-
Prepaid expenses	(22,400)	(1,605)
Accounts payable	(55,527)	116,416
Accrued compensation	(87,759)	-
Accrued interest payable	480,881	(11,612)
Deposit owed on exclusivity agreement	-	250,000

Net cash used by operating activities	(1,682,209)	(454,991)

CASH FLOWS FROM INVESTING ACTIVITIES:

Patent costs	(6,356)	-
Purchase of equipment	(39,040)	-

Net cash used in investing activities	(45,396)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-	(3,483)
Payment of notes payable	(62,910)	(1,939)
Proceeds from sale of preferred stock	-	-
Proceeds from sale of common stock	1,036,326	780,750
Proceeds from line of credit	22,400	-
Proceeds from notes payable, related parties (net)	-	(63,405)
Proceeds from minority interest capital contribution	5,000,000	-
Payment on acquisition agreement	(2,500,000)	-

Net cash provided by financing activities	3,495,816	711,923

Net increase in cash	1,768,211	256,932

Cash and cash equivalents, beginning of period	432,155	65,809

Cash and cash equivalents, end of period	$2,200,366	$322,741

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$150,520	$1,072

Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock options issued for consulting fees	$741,000	$89,420
Common stock issued for payment of expenses	$-	$134,000
Stock options issued to management and directors	$4,747,500	$38,780
Interest imputed on Note to merger entity shareholders	$475,205	$-
Receivable due to LRM (services in kind from NOVA)	$1,000,000	$-
Equipment acquired via capital lease	$-	6,132
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

All intercompany accounts and transactions have been eliminated in the consolidation.

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $18,359,967 through September 30, 2005, has substantial debt and has minimal revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Depreciation expense for the nine month periods ended September 30, 2005 and 2004 was $27,394 and $2,048, respectively.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

Patents and Patents Pending

The Company acquired rights in an invention and its related provisional patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce" in connection with its December 2000 merger with Electroship Acquisition Corporation.  This application expired.  The Company re-filed the application and the patent is presently pending.  The Company is evaluating options to develop aspects of the electronic technology as it relates to shipping and commerce applications.  Amortization expense related to this intangible asset for the nine months ended September 30, 2005 was $84,927.  In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc., which included patents and other intellectual property.  See Note 10.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the nine months ended September 30, 2005, the Company has amortized this discount on debt in an amount of $8,202.  The accumulated amortization for the discount on debt relating to this promissory note is $22,786. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  During the nine months ended September 30, 2005, the Company has amortized this discount on debt in an amount of $19,500.  The accumulated amortization for the discount on debt relating to this promissory note is $45,500. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  During the nine months ended September 30, 2005, the Company has amortized this discount on debt, in an amount of $149,010.  For the nine month period ended September 30, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $347,689.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

NOTE 6 – COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 2,662,500 shares of its common stock when warrants were exercised at prices ranging between $0.25 and $0.40 per share for a total of $595,317 and 876,087 shares were issued when stock options were exercised at prices ranging between $0.23 and $0.30 per share for a total of $177,300.  In addition, the Company issued 614,465 shares of its common stock when options were exercised by a former Company executive at $0.23 per share, with payment set off against severance owing to the former executive.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

Common Stock Options

Summarized information about common stock options outstanding and exercisable at September 30, 2005 is as follows:

Options Outstanding					Options Exercisable

Exercise Price		Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.	23	6,334,449	8.02	$0.23	6,334,449	$0.23
0.	30	50,000	4.00	0.30	50,000	0.30
0.	40	250,000	4.00	0.40	250,000	0.40
0.	575	250,000	4.00	0.575	250,000	0.575
0.	75	600,000	10.00	0.75	0	0.75
0.	94	1,300,000	2.40	0.94	1,300,000	0.94
0.	965	8,830,000	9.45	0.965	6,330,000	0.965

$0.23 - 0.965		17,614,449	8.26	$0.68	14,514,449	$0.62

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	650,000	$0.47	3,148,579

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

Additionally, the Company granted 600,000 options to Board members during the period ended September 30, 2005, at a strike price of $0.75 per share.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company will not recognize the effect of the compensation, until such time as the options vest.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are, a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The options granted to Company management and consultants were rewards for efforts expended and achievements made by virtue of completion of the merger agreement of TCD into the Company's wholly-owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, Nova Chemicals Inc. and for various additional management services provided to the Company since 2003 and as incentive for services to be provided to the Company in future years.  The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in Note 7 as, a risk-free interest rate of 3%, volatility of 72% and a term of ten years.  The expense recorded during the period ended June 30, 2005 is $4,747,500 and allocated to Professional fees – related parties and Professional fees – other, in the amounts of $4,653,900 and $93,600, respectively.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as previously set out, will be achieved.

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

During the year ended 2004, the Company issued 7,428,750 warrants valued at $376,598, less issuance costs of $122,118.  In October of 2004, the Company issued an extension offer to existing holders of the Company's warrants that expired after January 1, 2004.  The extension offer, provided at a price of $0.02 per warrant, increased the exercise period of the related warrants by fifteen months from the current date of expiration.   The Company received cash proceeds of $102,825 from participants to the warrant extension offering.  Additionally, the Company issued 1,400,000 warrants under an exclusivity agreement with Nova Chemicals, Inc.  These warrants were immediately exercised in December 2004; therefore no value was assigned (see Note 13).  Also during 2004, 400,000 warrants expired.

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

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the nine months ended September 30, 2005, the Company has amortized this discount on debt in an amount of $8,202.  The accumulated amortization for the discount on debt relating to this promissory note is $22,786. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  During the nine months ended September 30, 2005, the Company has amortized this discount on debt in an amount of $19,500.  The accumulated amortization for the discount on debt relating to this promissory note is $45,500. This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the nine months ended September 30, 2005, the Company has amortized this discount on debt, in an amount of $149,010.  For the nine month period ended September 30, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $347,689.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company sold 2,216,250 shares of its common stock at $0.19 per share to purchasers who received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.40 per share for a period of one year.  The warrants were valued at $68,935 and were recorded in the Company's operating expenses as a finance charge.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

NOTE 8 – INCOME TAXES

At September 30, 2005, the Company had net deferred tax assets of approximately $2,690,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005.

The significant components of the deferred tax asset at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Net operating loss carryforward	$6,800,000	$5,170,000

Deferred tax asset	$2,690,000	$2,040,000

Deferred tax asset valuation allowance	$(2,690,000)	$(2,040,000)

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

At September 30, 2005, the Company had net operating loss carryforwards of approximately $6,800,000, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to September 30, 2005 was $650,000.

The Company recognized $741,000 of losses from the issuance of stock options during the nine month period ended September 30, 2005, which were not deductible for tax purposes.

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

The Company issued 1,300,000 options to employees and consultants of LRM (former employees of TCD), in connection with the acquisition of TCD.  Aspects of this issuance were previously discussed in Note 7, above.  The value ascribed to contributed patents includes 1,300,000 common stock options, which were valued at $741,000.  This amount is included in the contribution made by the Company in the acquisition of TCD and included under patent costs.  The Black-Scholes model was utilized to calculate the value of these options and the assumptions used to calculate the fair value of the options issued to former TCD shareholders were a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The calculated value for these option shares was $0.57 per share and the options were granted at an exercise price of $0.94 per share.  The options were treated as an element of the acquisition cost of TCD and the option value has been accounted for as a component of the acquired patents.  The Company has also contributed equipment and in-process contracts to LRM, in the amounts of $350,000 and $12,500, respectively.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

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

The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 11, resulted in the following changes to the Company's financial statements:  For the year ended December 31, 2004, the Company had originally reported a net loss of $1,824,817, and the corrected net loss is $2,060,434.  The Company had reported an accumulated deficit of $7,874,110, which is now recognized as $10,992,260.  The Company's losses per share increased by $.01 per share, from $.05 to the corrected value of $.06 per share.  For the nine month period ended September 30, 2005, the Company had originally reported a net loss of $1,079,582, and the net corrected loss is $7,339,303.  The Company had reported an accumulated deficit of $8,953,819, which is now recognized as $18,331,692.  The Company's losses per share remain as previously reported at $0.18 per share.

ENVIROKARE TECH, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005

NOTE 12 – DEVELOPMENT STAGE REPORTING

During the period ended September 30, 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including TPF Thermo Plastic Flowforming™ (the "Process" or "TPF™").  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of the Joint Venture Agreement (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and NOVA Chemicals, Inc. ("NOVA") described below, the Company's TPF™ business is being conducted through its position and interest in LRM.

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

                On March the 3, 2005, the Company through, its wholly-owned subsidiary ECC, executed a Limited Liability Company Agreement with NOVA creating a Joint Venture Company, LRM, which is a Delaware limited liability company created for the purpose of commercializing the Company's TPF™ technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

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

                Liquidity:

                The Company has budgeted expenditures of $600,000 for the 12 months ending September 30, 2006.  During the nine month period ended September 30, 2005, the Company raised $683,750 through warrant exercises, in addition to receiving $187,300 from the exercise of stock options.  The Company had cash remaining at September 30, 2005 in the amount of $2,200,366, which includes cash balances in LRM, in the amount of $2,097,057.  LRM was initially capitalized with a $5,000,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  LRM has budgeted to spend $1,572,000 during its first year of operation.  The significant changes in assets during the nine month period ended September 30, 2005 were due to (i) the recognition of non-cash prepaid services to be provided by NOVA to LRM during the next two years, with the prepaid services set out as a current prepaid expense, in the amount of $600,000 and long term prepaid expense, in the amount of $400,000, (ii) a change in the net patent amount, as a result of the recognition of consideration received through the merger of TCD into ECC and the formation of the LRM joint venture, which includes the net present value of payments to be made to TCD shareholders as committed to in the merger agreement and the $2,500,000 cash provided to LRM as operating capital at the merger date completion, (iii) the deposits for stock purchase which were applied to the acquisition of common stock upon completion of the transactions during the period ended September 30, 2005, (iv) the increase in accrued interest by $475,205 due to the imputation of interest payable on the net present value of the note payable to TCD shareholders, and (v) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings and through funds received from individuals exercising warrants or options.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

                Financial Position:

                The Company consolidates its activities for all financial reporting purposes.  For the nine month period ended September 30, 2005, the Company had a cash balance of $2,200,366 compared to a cash balance of $432,155 for the year ended December 31, 2004.  The increase in cash was due to participation in the ownership of LRM Industries, LLC, wherein the Company acquired a 50% ownership interest in that entity during the quarter ended.  For the nine month period ended September 30, 2005, the Company reported property and equipment in the amounts of $400,000 and $414,332, respectively, compared to an equipment balance of $25,292 for the year ended December 31, 2004.  The increase in the property and equipment amounts is attributed to the acquisition of TCD Inc., by merger, during the quarter ended March 31, 2005.  For the nine month period ended September 30, 2005, patents were valued at $7,150,455 compared to $33,939 for the year ended December 31, 2004.  The increase in patent values is primarily due to participation in the formation of a joint venture entity, LRM Industries, LLC and the incorporation of the net present value of the merger consideration provided by the Company to the joint venture entity, LRM.  Accounts payable for the nine month period ended September 30, 2005 were $275,877 compared to $330,933 for the year ended December 31, 2004. The 17% increase in accounts payable for the period is primarily due to increased operating costs experienced by the Company and by the Company's joint venture interest.   The Company also reported a minority interest in a subsidiary during the nine month period ended September 30, 2005, in the amount of $5,827,057.  This amount represents the Company's 50% interest in its joint venture with NOVA Chemicals Corp.

                Operations:

                The Company had revenues of $447,589 for the three months ended September 30, 2005, in comparison to no revenues for the previous year's corresponding period.   Revenues for the three months ended September 30, 2005 resulted in a Gross Profit of $284,746 with Total Expenses of $773,985 resulting in a Loss From Operations of $506,282, compared to the previous year's corresponding period loss of $489,239.  The interim period for the nine months ending September 30, 2005 showed a loss from operations of $7,081,336 including a one time expense of $4,947,869 for the issuance of market price options to executives and others granted after the closing of the ECC/TCD merger. The period covered by this report also represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD.

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
                A report on Form 8-K regarding Item 5 was filed by the Company on March 24, 2005.
                A report on Form 8-K regarding Item 7 was filed by the Company on March 29, 2005.
                A report on Form 8-K regarding Item 3 was filed by the Company on June 15, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on June 22, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on October 17, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company December 29, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on December 29, 2005.

               SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO
By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer