Form 10KSB
period 2005-12-31
ENVIROKARE TECH INC
filed 2006-03-31
CIK 1065677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2005
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

Common Stock (Par Value - $0.001)

(Title of Class)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

                Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                State issuer's revenues for its most recent fiscal year:  The issuer was a development stage company and became an operating Company during the Fiscal Year ended December 31, 2005.  For the Fiscal Year ended December 31, 2005, the issuer had revenues of $1,073,538.

                The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price ($0.275 per share) of such common equity, as of March 15, 2006 is $6,448,449.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

                Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES [  ]  NO [  ]

NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE REGISTRANTS

                The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2005 was 44,247,032.

DOCUMENTS INCORPORATED BY REFERENCE

NOT APPLICABLE

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

TABLE OF CONTENTS

Part I

Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters
Item 6.    Plan of Operation
Item 7.    Financial Statements; Proforma Financial Statements
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
Item 14.  Principal Accountant Fees and Services

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

                This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements.  The words "believes," "intends," "expects," "anticipates," projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others,  statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

                These statements are based on certain assumptions and analyses made by the management of Envirokare Tech Inc., ("Envirokare", or the "Company") in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

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

PART I

Item 1. Description of Business

Business Development

                Envirokare Tech, Inc. ("Envirokare" or the "Company") was incorporated under the laws of the State of Nevada on June 15, 1998.  The executive offices of the Company are located at 641 Lexington Avenue, 14th Floor, New York, NY  10022.

                On March 30, 2001, the Company, through its wholly-owned subsidiary Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD") that, subject to certain limitations, allows the Company to commercially exploit TCD's proprietary  TPF Thermoplastic Flowforming™ technology and process for itself  and on behalf of Company licensees.  In addition, Envirokare and ECC also entered into a merger agreement with TCD and its shareholders ("Shareholders"), which provided for the merger of TCD into ECC under certain terms and conditions.

                Subsequent to the end of the Company's Fiscal Year ended December 31, 2004, on March 3, 2005, the Company completed a merger of TCD, a Florida corporation, into ECC, its wholly-owned subsidiary, resulting in the acquisition of TCD, including its assets comprised of real property, plant, equipment and intellectual property, in exchange for cash and notes as outlined below.  These merger terms were modified from the March 30, 2001 agreement.

                The "Merger Consideration" equaled the sum of (i) fifteen million dollars ($15,000,000) (the "Fixed Merger Consideration") and (ii) the aggregate amounts payable in accordance with Section (h): (the "Contingent Merger Consideration").  The payments terms were, as follows:

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

                (c) "Consolidated EBIDTA" for the purposes of this paragraph 2.01 means: with respect to any fiscal period, LRM's and its subsidiaries' consolidated net earnings, if any, as determined before deduction for interest expense, taxes, depreciation and amortization for such period, as determined in accordance with generally accepted accounting principles as in effect from time to time in the United States, consistently applied ("GAAP").

                (d) In the event that 2.5% of the Consolidated EBIDTA of LRM during the first four years after the Closing Date (ending on December 31, 2008) is less than an aggregate of $2,000,000, ECC shall pay to the Shareholders any amount by which $2,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during this period within 31 days after the end of the fourth year.

                (e) In the event that 2.5% of the Consolidated EBIDTA of LRM during the years five, six and seven after the Closing Date (ending on December 31, 2011) total less than an aggregate of $3,000,000, ECC shall pay to the Shareholders any amount by which $3,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during the period, within 31 days after the end of the seventh year.

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

                On March the 3, 2005, the Company through it wholly-owned subsidiary Envirokare Composite Corp. ("ECC") executed a Limited Liability Company Agreement with NOVA Chemicals, Inc. ("NOVA") creating a joint venture company, LRM Industries, LLC ("LRM") a Delaware limited liability company, for the purpose of commercializing the Company's TPF Thermoplastic Flowforming™ technology including, but not limited to, the manufacture, marketing, sales and/or licensing of the technology.

                LRM is owned one half each by ECC and NOVA and is capitalized as follows:

                1.1 Contribution of Envirokare.  ECC shall make no Contributions to LRM, initially, and need not make any additional Contributions unless, in its sole discretion, it decides to do so, subject to approval.  ECC is selling certain assets to LRM pursuant to the Asset Purchase Agreement, and ECC shall be paid the amounts specified below as consideration for such transfer.

                1.2 Contributions of NOVA.  NOVA has made and shall make Contributions to LRM as follows:

                On the date of this Agreement, NOVA will contribute five million dollars ($5,000,000.00) to LRM (the "NOVA Investment").

                                (a) In addition to the NOVA Investment, NOVA will also contribute one million dollars ($1,000,000.00) in services to the Company, pursuant to the NOVA Service Agreement, an exhibit to the Limited Liability Company Agreement (the term for the contribution of services to LRM by NOVA, as previously described, was extended by agreement to March 2008, subsequent to the end of the Fiscal Year ended December 31, 2005).

                                (b) In no event will NOVA be required to make any additional Contributions to LRM, unless, in its sole discretion, it decides to make such additional contributions, subject to approvals as required by LLC.

                                (c) The Members by unanimous consent may also approve from time to time the payment by the Members, in proportion to their respective proportionate interests or, otherwise, of further Contributions for any purpose deemed appropriate by the Members.

                1.3 Return of Capital.  Except as provided in the Limited Liability Company Agreement, no Member shall have the right to demand or receive the return of any Contributions to LRM.

                1.4 No Interest on Contributions.  Except as otherwise expressly provided herein, no Member shall receive any interest on its Contributions to LRM.

                1.5 Liability Limited to Contributions.  The liability of each Member shall be limited to its Contributions.  Except as provided in the Limited Liability Company Agreement and in the NOVA Service Agreement, neither of the Members shall have any further personal liability to make any Contributions to LRM or with respect to any liability or obligation of LRM.

                1.6 Advances Not Contributions.  If either Member advances funds to LRM, other than as a contribution to capital pursuant to this Article, the amount of such advance shall not be deemed a Contribution.  The amount of any such advance shall be a debt due from the Company to such Member and shall be repaid upon demand to such Member with interest at a rate agreed to by the Board of Managers and the Member making such advance.

                1.7 Capital Accounts.  An individual capital account (the "Capital Account") shall be maintained by LRM for each Member as provided in the Tax Annex.

                1.8 No Deficit Restoration.  No Member shall have any obligation to restore a deficit balance in its Capital Account.

                In addition to and as part of the Limited Liability Company Agreement, ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years.  Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period.  In addition the property is subject to a cellular tower lease providing for additional payments to ECC as successor to TCD of $12,000 per year.

                In November 1999, the Company engaged TCD to design and supply a system to manufacture a pallet and other contemplated materials handling products, in addition to developing a beam product that has uses within certain construction applications, and to assist in making pallet design modifications to meet product specifications provided by the Company.  The Company subsequently acquired licensing rights to the TPF Thermoplastic Flowforming technology in 2001.  As a result of the merger of TCD with the Company and the creation of the joint venture, LRM, the Company is currently focusing its efforts on supporting the joint venture, which joint venture is evaluating the merits and product development prospects, on an on-going basis.  At the present time, demand from customers has encouraged LRM to focus its product development efforts to other than the pallet and beam product development projects.

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

                 During the year ended December 31, 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

Business of the Issuer

                 Subsequent to end of the Fiscal Year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary, ECC, and TCD and of the Joint Venture Agreement that established LRM Industries, LLC, between ECC and NOVA, with such Agreements as completed during March 2005 as described above, the Company's business is being conducted through its position and interest in LRM.

                 The core of the business at LRM, as described in more detail below, is the exploitation of the proprietary TPF Thermoplastic Flowforming process and technology through manufacturing, marketing and sales of very large long-fiber-reinforced and unreinforced, thermoplastic products fabricated.  The end-use products of this process are currently fabricated using other materials (wood, metal, concrete or reinforced thermoset resins and fiber-glass) or processes.  These products often require costly fabrication or assembly operations.  In other cases, the products do not exist today and have become feasible only because of the revolutionary TPF Thermoplastic Flowforming process capabilities.  LRM intends to replace or enhance the existing products with more cost-effective, durable and lighter-weight materials which can be converted at low cost into highly functional and lower cost products.

                The second area of focus for LRM is the licensing of the proprietary TPF Thermoplastic Flowforming process and technology to manufacturers, converters or in strategic alliances when the products to be made or markets to be served are best addressed by such a licensee.  Licensing to manufacturers or converters will include up-front license fees plus royalty payments.  Fees and royalties will vary with the scope of the license and any exclusivity provisions afforded the licensee.  License fees will also vary with the scope of the license granted.

                Technology:  The TPF Thermoplastic Flowforming process is a proprietary process developed by TCD that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins.  The process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products.  TPF Thermoplastic Flowforming process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  Additional patent filings that attribute to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application (i.e. the process of manually applying layers of composite materials to a mold or shape).  Management believes that the TPF Thermoplastic Flowforming process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced and unreinforced plastic parts at very low processing costs.  The process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding, thermoforming and rotational molding.  The Company believes that these advantages provide for significant cost savings realized by utilization of the TPF Thermoplastic Flowforming process in the reduced labor required to create larger parts and reduced costs in assembly of larger parts which are made up from a number of smaller components.  Material costs will typically also be lower due to the ability of the process to use recycled materials, reuse of its own production scrap and utilize in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

                The TPF Thermoplastic Flowforming process is an economically attractive process for producing very large (10-200 lbs and greater 10 square feet) or very high volumes of medium sized parts from thermoplastic polymers blended with long (.5" to 3") reinforcing fibers such as glass, carbon, Kevlar™ (Kevlar™ is a registered trademark of E.I. duPont de Nemours and Company) and others.  The products produced by this process are unique in that they contain long fiber strands, which impart high modulus and strength typical of high-performance reinforced plastics.  These products also possess the unique feature of having uniform mechanical properties in three dimensions.  The TPF Thermoplastic Flowforming process can produce complex shapes with multiple functionality (features) molded in low-cost, low-pressure (less than 100 psi) molds (i.e. aluminum or ceramic).

                The heart of the technology involves a simple but elegant delivery system, which distributes the molten polymer and fiber mixture in a near-net-shape of the final molded article.  As a result, the final molding step requires minimal movement of the molten reinforced polymer and requires exceptionally low pressure to complete the consolidation and surface finishing of the part.  The benefits of this near-net-shape lay down of the molten polymer are low fiber breakage and random fiber orientation (anisotropic), providing maximum uniform strength in the final part.  Lower capital costs in terms of the press tonnage required and low mold costs are additional benefits of the TPF Thermoplastic Flowforming process.  The lower mold costs make possible the manufacture of low volume part runs resulting from the lower amortization costs of the mold.  This translates into enhanced performance and lower cost for the products and higher value for the end-user.  The TPF Thermoplastic Flowforming process is robust in terms of the volumes and the variety of resins, fibers, fillers, pigments, stabilizers and coupling agents, which can be efficiently processed.  Resin throughputs for the process are variably designed based on application and range into the 1000s of pounds per hour.  Insert molding of reinforcing members, fasteners or attachments is also exceptionally simple in the process.  Consumer quality aesthetic finishes can be produced using the unique TPF Thermoplastic Flowforming process technology.  As a thermoplastic process, TPF Thermoplastic Flowforming has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

                The process readily uses recycled thermoplastic materials, in part or in whole, to generate the lowest possible materials cost in producing high performance products at the lowest possible cost.  The TPF Thermoplastic Flowforming process enables resin manufacturers and product manufacturers to cost-effectively address market applications for large parts that have, here-to-for been difficult if not impossible to serve with long-fiber-reinforced thermoplastic materials.  The finished products are generally recyclable after they have completed their useful life.

                Management believes that the recyclability of thermoplastic parts produced by TPF Thermoplastic Flowforming technology will become a significant factor in market attractiveness, especially in Europe where recycling is already mandated and which promotes the recyclability of TPF Thermoplastic Flowforming manufactured products back into the same or other products, as a financial as well as providing an environmental advantage to prospective customers.

                TPF Thermoplastic Flowforming Defined Applications:  Identified markets for the TPF Thermoplastic Flowforming process and long-glass-fiber reinforced thermoplastic resins include aerospace, communications, construction, housing, marine, material handling, medical, electrical, communications, military and transportation.  Identified and developing applications include, fieldable housing, door skins, piping, utility boxes, beams, marine decking, power pole cross-arms, pallets, medical backboards, radomes and flooring panels among others.  Some applications have already been commercialized by TCD, including fieldable shelters and stretchers.  Still other applications have had TPF Thermoplastic Flowforming products tested and qualified such as the Company developed pallet, the automotive pallet, a structural beam and others.  Numerous other applications are in the conceptual and design stages and appear highly attractive in terms of volume, pricing and feasibility.

                The Company's joint venture interest, LRM, has current requests and inquiries to supply quantities of several different products.  The combined requests for products, in the first full year of operations, are in the range of 2-4 millions of pounds of production.  LRM anticipates selling out its existing production capacity by the end of Fiscal 2006 or early in 2007.  Accordingly, LRM is considering adding a second production line to its operations during 2006 and into early 2007.  These applications are forecasted to grow to more than 10 million pounds of demand in the second full year of operation.  In addition, there are several application development activities and other customer inquiries that could generate additional volume demand in the third and fourth full years of operation totaling more than 50 million pounds.  There is no assurance that contracts for this production will develop or if it does develop that LRM will have sufficient resources to generate this production.

                These are estimates made by the management of the Company in consultation with LRM, and there is no assurance that LRM will be able to penetrate these markets to the degree which it estimates, nor is there assurance that product can be manufactured and sold at the prices referred to above.  The only production to date has been that as reported by LRM, generating revenues during the partial year of 2005 operations of approximately $1,073,000.

Products; Product Development

               Product Development -   Product Research, Development and Testing continued during the Fiscal Year ended December 31, 2005 by LRM on a product by product basis, primarily in response to customer product development orders.  During the Fiscal Year ended, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $100,000; the award of a $750,000 development contract with the U.S. Government for development of a thermoplastic ISO container; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPF Thermoplastic Flowforming technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

                Product Marketing and Market Exploitation:

                The Company's plan for the marketing and exploitation of its technologies over the next twelve (12) months through LRM, its joint venture with NOVA Chemicals, Inc., includes:

                a. proprietary development and manufacturing of products for materials handling, construction, housing, marine and other commercial and consumer applications.

                b. 3rd party licensing of TPF Thermoplastic Flowforming technology for specific applications and products as well as for specific geographic areas.

                c. product development and production for 3rd party applications and licensed manufacturing.

                Purchase of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                The closing of the Merger Agreement with TCD and combining that company with Envirokare's wholly-owned subsidiary ECC brought into the Company an existing TPF Thermoplastic Flowforming production line including equipment and premises, located in Mims, Florida, which facilities the Company leases back to LRM.  The size of this facility is limited and the facility is used primarily for product development and small production runs.   During the current Fiscal Year, the Company continued preliminary feasibility and development efforts focused on assessing the merits of building a full scale production facility for manufacture of Company and third party products at this facility.  The Mims, Florida facilities were determined to be inadequate to serve the future needs of LRM.  LRM identified a commercial building in Rockledge, Florida that can house not only current operations equipment, but at least two additional production/product development lines.  The move to the new location is in progress.  LRM's first line is anticipated to be in full operation by June of 2006.  Key production line components for a second line are being quoted for procurement, with an estimated start up time for the second production line to be late 2006 or early 2007.  During the near term, the Company's  business will be conducted through its position in LRM (see above).

                The Pallet & Beam

                The Company during the past five years has undertaken to develop a pallet and beam product.  As a result of the merger of TCD with the Company and the creation of the joint venture, LRM, the Company is currently focusing its efforts on supporting the joint venture, which joint venture is evaluating the merits and product development prospects, on an on-going basis.  LRM is exploring market opportunities for a variety of pallet, panel and beam products.

                Schaefer Systems International, Inc. Components

               On March 28, 2003, the Company entered into a product development agreement with Schaefer Systems International, Inc. (hereinafter "SSI"), wherein the Company would design, develop and produce a quantity of prototypes for field testing.  An initial payment of $61,215 was made by SSI to the Company to facilitate the development of a proprietary product.

               The Company has delivered part of the first run of development parts.  The initial period of the development contract has expired.  Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished, although the Company has met its obligations to SSI under terms as specified under the Product Development Agreement.  The Company and SSI have no plans to move forward with any additional product development activities at this time.

Raw Materials

                As previously stated, LRM is developing its own manufacturing facilities, and these facilities will utilize significant amounts of plastic, differing in grade and price per pound.  There are numerous recycled plastic suppliers in the United States including, K.W. Plastics and Image Products.  The TPF Thermoplastic Flowforming manufacturing process is flexible and allows for the inclusion of plastics of varying grades.  As such, access to raw material required for production of various products that utilize the TPF Thermoplastic Flowforming process in their manufacture is not anticipated to be more than a short term supply issue.  LRM's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of TPF designed and produced products manufactured using virgin or recycled plastics.

                LRM and the Company, through its joint venture interest in LRM, are subject to risks in connection with proposed raw material procurement and use.  These risks may have a material effect on the Company's business.  Some of the possible risks relating to raw materials are (i) government legislation prohibiting the use of recycled plastic in all products; (ii) market resistance to recycled materials; and (iii) introduction of new, more sophisticated, methods of plastic recycling equipment rendering the TPF Thermoplastic Flowforming methodologies obsolete.

Competition

                LRM currently faces significant competition with respect products it develops, and this competition may increase as new competitors enter the market.  The Company's growth strategy is substantially dependent upon its ability to develop, market and distribute its products successfully through LRM, and on the ability of LRM's product development customers to successfully market and distribute TPF Thermoplastic Flowforming products developed on their behalf.  Other companies, including those with substantially greater financial, marketing and sales resources, compete with LRM, and, in contrast with LRM, have the advantage of marketing existing established products with existing production and distribution facilities.  There can be no assurance that LRM will be able to successfully develop and market and distribute products on acceptable terms, or at all.  Failure of LRM to develop and market its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

                The Company's growth strategy may be substantially dependent upon its ability to expand into new markets, through its interest in LRM.  Accordingly, the ability of LRM to compete may be dependent upon the ability of LRM to continually enhance and improve its products and/or manufacturing methods in order to develop and manufacture products for such market expansion.  There can be no assurance that competitors will not develop technologies or products that render the products of LRM obsolete or less marketable.  LRM may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and LRM might not have a source or commitment for any such funds and resources.  LRM might be required to refine and improve its products or products developed on behalf of clients.  Continued refinement and improvement efforts remain subject to the risks inherent in product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs.

Compliance with Environmental Laws; Other Regulatory Compliance

                LRM has not been materially impacted by existing government environmental regulation.  The Company recognizes, however, that products developed utilizing the TPF Thermoplastic Flowforming process and its business, in general, may be significantly impacted by constantly changing environmental laws and regulations, which may require that certain environmental standards be met and liabilities be imposed for the failure to comply with such standards.  The Company believes that it and LRM are presently in compliance with all applicable federal, state and local environmental laws, rules and regulations.  In the future, LRM may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of toxic materials and certain waste products.  While LRM anticipates taking all necessary steps to comply with all applicable environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company.  The Company's costs in complying with environmental laws to date have been negligible.

                As in the case with manufacturing companies in general, if damage to persons or the environment has been caused by the Company's or LRM's use of hazardous solvents or by other hazardous substances located at the Company's facilities, the Company and/or LRM may be fined or held liable for the cost of remedying such damage.  The levying of such fines or the imposition of liability may have a material adverse effect on the Company's business, financial condition and results of operations.  Further, changes in environmental regulations in the future may require the Company to make significant capital expenditures to change methods of disposal of hazardous solvents or otherwise alter aspects of its operations.  The Company cannot estimate the potential costs of complying with local, state, and federal environmental laws.

                The Company's management believes that no toxic or hazardous materials will be by-products of the manufacturing processes of products that utilize the TPF Thermoplastic Flowforming process in their manufacture.  The process does not emit any VOCs, which are present in many thermoset composites.  Accordingly, management of the Company believes that neither the Company nor LRM will have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations.  However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated.  In the event of such an accident, the Company and/or LRM could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

                In the event any domestic or foreign regulatory agency requires approval and testing of the products developed by LRM prior to their commercial exploitation, neither the Company nor LRM can provide any assurance that testing procedures will be successfully completed or, if completed, such tests will demonstrate that the products meet the required guidelines.  There can also be no assurance that any required governmental approvals will be obtained.  Accordingly, there can be no assurance that LRM will be able to market developed products in the United States or in any foreign country.  Any failure by LRM or its collaborators or licensees to obtain any required regulatory approvals or licenses would adversely affect the ability of LRM to market its products and would have a significant adverse affect on the LRM's revenues and the Company's consolidated revenues.

Employees

                The Company currently has one employee.  The Company's current policy is to utilize consultants for accounting, legal and administrative services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations.  The Company currently retains two consultants in the areas of accounting, legal and administration.  As a result of the ECC/TCD Merger and the establishment of the ECC/NOVA Chemicals, Inc. joint venture, two prior Company consultants have become consultants of LRM.   In addition, two TCD employees and one consultant have become employed by LRM.  Contracts are entered into as required with respect to employees and consultants who provide marketing, engineering and technical support for LRM products in development.

                The Company anticipates that LRM will add personnel required for operation of the existing facility and to facilitate expansion of the business during the 2006 Fiscal Year.  The Company does not expect to add key employees to its own staff during the current year.

Patents

                The Company has sought patent protection for its TPF Thermoplastic Flowforming technology through several USPTO and foreign patent filings.  The Company currently has three issued U.S. patents from the USPTO covering this technology.  TPF Thermoplastic Flowforming process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  Two subsequent patent applications concerning this technology are pending and have not yet been acted upon.  Twelve additional LRM invention disclosures are under review for patent filing for the benefit of the joint venture.  In the patent area, NOVA has assigned a patent attorney to assist LRM in its patent applications and filings, and these legal services are a component of the in-kind services provided by NOVA to the joint venture.

                The Company has been assigned the rights to an invention for a composite pallet design.  The composite pallet components include recycled plastics.  A patent application was filed on March 15, 2000 with the USPTO.  The Company was assigned the patent rights to the invention and this application (and any related rights) during the second quarter of 2000.  The application was abandoned during February 2002; the USPTO asserted patentability was barred by prior art pallet designs.  The Company is evaluating its patent filing options, which include refiling a new, more comprehensive patent application that would include both product design and product manufacturing and processing specifics and more clearly distinguish prior art.

                The Company also acquired rights in an invention and related provisional patent application entitled Apparatus and Method for Facilitating Shipping and Commerce, in connection with the merger with Electroship that was completed December 21, 2000.  This application expired.  The Company refiled this application provisionally during October 2002 and is presently evaluating options to develop aspects of electronic technology as it relates to shipping and commerce applications, as contemplated by the provisional filing (see Part II, Item 6. Management's Discussion and Analysis or Plan of Operation:, Product Marketing and Market Exploitation, Patents).

.                The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad.  There can be no assurance that any particular patent will be granted or that patents issued to the Company will provide the protection contemplated.  Patents can be challenged, invalidated or circumvented.  It is also possible that competitors will develop similar products simultaneously.  The Company cannot be certain that it is the first to make the inventions to be covered by the patent applications it intends to file.  Litigation, interference proceedings or other governmental proceedings that the Company may become involved in with respect to its proprietary technologies or the proprietary technology of others could result in substantial cost to the Company and the Company may not have the required resources to pursue such litigation or proceedings or to protect its patent rights.  An adverse outcome in litigation with respect to the validity of any of the Company's patents could subject it to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using a product or technology.  The Company may not be able to license any such patent rights on acceptable terms, successfully challenge third party patent rights or meet its obligations under those licenses that it does enter into.

                The Company also relies upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive.  Third parties may independently develop such know-how or otherwise obtain access to the Company's technology to the Company's disadvantage.

Item 2. Description of Property

               The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services.  A security deposit was paid in the amount of $8,303.  Total payments under the lease for the year ended December 31, 2005 were $22,710.

               The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  The lease expired during the current reporting period.  A security deposit was paid in the amount of $2,600, and the return of this deposit is pending.  Total payments under this lease for the Fiscal Years ended December 31, 2005 and 2004 were $24,192 and $38,243, respectively.

               The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space was being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amounted to $2,121.  Total net lease payments for the Fiscal Years ended December 31, 2005 and 2004 were $27,940 and $27,344, respectively.  The lease expired on January 31, 2006, subsequent to completion of the current reporting period.

               The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the Fiscal Years ended December 31, 2005 and 2004, the Company recorded payments in amounts of $14,034 and $29,155, respectively, related to these transactions.

               As a part of the merger with TCD, set out in Item I. above, the Company acquired approximately 4 acres of industrial property in Mims, Florida with approximately 14,000 square feet of industrial plant/warehouse building.  This property is subject to a cellular tower lease from which the Company receives $1,000 per month.  There are no mortgages or other encumbrances on the property, and the Company has valued this property at $400,000.  The property is leased to LRM, the Company's joint venture with NOVA Chemicals, Inc., for two years at the rate of $7,000 per month through March of 2007.  The Company believes that the property is adequately covered by insurance.  Annual real estate taxes on the property are $1,468.

Item 3. Legal Proceedings

               The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada.  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations.  Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  For the year ended December 31, 2005, the accrued interest balance on these promissory notes is $44,031, and this amount is shown in the Company's Balance Sheet under the accrued interest account.

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

               On August 7, 2003, Mr. Steve Pappas, one of the Company directors and major shareholders, created a voting trust with certain of his Company shares.  Although by its terms the voting trust was to remain in full force and effect until August 7, 2006, in or about May 2005, Mr. Steve Pappas made demand upon both the Company and his trustee to immediately terminate the trust and charged both the Company and certain of its other directors with, among other things, having acted improperly in the issuance by the Company of certain stock options.

               By reason of the foregoing, on or about June 10, 2005 the Company filed its complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company complaint was subsequently amended to correct a technical defect in its jurisdictional statement and to add multiple claims that while Mr. Steve Pappas, the Defendant, was President, CEO and Chairman of the Company he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company is entitled to be reimbursed.  Mr. Steve Pappas, has denied all of the Company claims and has filed counterclaims seeking affirmative relief by (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust has breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the Board of Directors; (4) seeking to force the Company to indemnify him for expenses he incurred as a result certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with defending the claims asserted against him in the Company's amended Complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by the Company representatives for services performed on behalf of the Company.  Management expects this litigation to be resolved in a manner favorable to the Company and does not believe that it should have any material adverse effect on the results of its operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

               There were no matters submitted to a vote of shareholders by the Company during the Fiscal Year.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

              The approximate number of holders of record as at December 31, 2005 was 129, with issued and outstanding shares recorded as 44,247,032.

               The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc.

Quarter Ending:	Closing
	High	Low

March 31, 2004	$0.29	$0.21
June 30, 2004	$0.28	$0.15
September 30, 2004	$0.25	$0.09
December 31, 2004	$1.03	$0.24
March 31, 2005	$1.10	$0.61
June 30, 2005	$1.00	$0.60
September 30, 2005	$0.77	$0.48
December 31, 2005	$0.75	$0.39

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Available for Issuance

1999 Equity Incentive Plan	550,000	$0.43	2,598,570

Total	550,000	$0.43	2,598,570

Unregistered Sales of Securities during the Last Three Fiscal Years

               There have been no sales of unregistered securities within the last three Fiscal Years which would be required to be disclosed pursuant to Item 701 of Regulation S-B and not previously reported, except for the following:

               During the year ended December 31, 2005, the Company issued 3,612,500 shares of its common stock when warrants were exercised at prices ranging between $0.25 and $0.50 per share for a total of $920,317 and 1,076,086 shares were issued when stock options were exercised at prices ranging between $0.23 and $0.30 per share for a total of $200,300.  In addition, the Company issued 614,465 shares of its common stock when options were exercised by a former Company executive at $0.23 per share, with payment set off against severance owing to the former executive.

               During the year ended December 31, 2004, the Company received $780,750 from the private sale of 3,903,750 shares of its common stock at an average of $0.23 per share.  In addition, these purchasers received warrants to purchase additional shares of common stock, exercisable at $0.40 per share for a period of two to three years.  The warrants were valued at $238,560.  Additionally, 647,836 shares were issued in consideration for $34,000 in accounts payable debt and $100,000 in related party debt.  The fair market value of the shares issued for accounts payable and related party debt were $0.23 and $0.18, respectively.  Also during 2004, the Company issued 1,400,000 shares of its common stock upon the exercise of warrants by Nova Chemicals, Inc., for payment in an amount of $280,000.

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

Item 6.    Management's Discussion and Analysis or Plan of Operation:

                Envirokare Tech, Inc. (the "Company", or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including TPF Thermoplastic Flowforming™.  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the  Merger Agreement between the Company's subsidiary Envirokare Composite Corp. and  Thermoplastic Composite Designs, Inc.  and of the Joint Venture Agreement  (LRM Industries, LLC) between Envirokare Composite Corp. and  NOVA Chemicals, Inc., during March 2005 as described below, the Company's business is being conducted through it position in LRM Industries, LLC.

                The Company, through its wholly-owned subsidiary, ECC, entered into agreements acquiring this technology through License and Merger Agreements with Thermoplastic Composite Designs, Inc., dated March 30, 2001, wherein the Agreements provided for the Company to commercially exploit the TPF Thermoplastic Flowforming process.

                Subsequent to the end of the Company's Fiscal Year ended December 31, 2004, on March 3, 2005, the Company completed a merger of TCD, a Florida corporation, into ECC, its wholly-owned subsidiary, resulting in the acquisition of TCD assets including real property, plant, equipment and intellectual property in exchange for cash and notes as outlined below.  These merger terms were modified from the March 30, 2001 agreement.

                The "Merger Consideration" equaled the sum of (i) fifteen million dollars ($15,000,000) (the "Fixed Merger Consideration") and (ii) the aggregate amounts payable in accordance with Section (h): (the "Contingent Merger Consideration").  The payments terms were, as follows:

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

                (c) "Consolidated EBIDTA" for the purposes of this paragraph 2.01 means: with respect to any fiscal period, LRM's and its subsidiaries' consolidated net earnings, if any, as determined before deduction for interest expense, taxes, depreciation and amortization for such period, as determined in accordance with generally accepted accounting principles as in effect from time to time in the United States, consistently applied ("GAAP").

                (d) In the event that 2.5% of the Consolidated EBIDTA of LRM during the first four years after the Closing Date (ending on December 31, 2008) is less than an aggregate of $2,000,000, ECC shall pay to the Shareholders any amount by which $2,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during this period within 31 days after the end of the fourth year.

                (e) In the event that 2.5% of the Consolidated EBIDTA of LRM during the years five, six and seven after the Closing Date (ending on December 31, 2011) total less than an aggregate of $3,000,000, ECC shall pay to the Shareholders any amount by which $3,000,000 exceeds 2.5% of the aggregate Consolidated EBIDTA of LRM during the period, within 31 days after the end of the seventh year.

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

                On March the 3, 2005, the Company through it wholly-owned subsidiary Envirokare Composite Corp. ("ECC") executed a Limited Liability Company Agreement with NOVA Chemicals, Inc. ("NOVA) creating a joint venture company, LRM Industries, LLC ("LRM") a Delaware limited liability company, for the purpose of commercializing the Company's TPF Thermoplastic Flowforming™ technology including, but not limited to, the manufacture, marketing, sales and/or licensing of the technology.

                LRM is owned one half each by ECC and NOVA and is capitalized as follows:

                1.1 Contribution of Envirokare. ECC shall make no Contributions to LRM, initially, and need not make any additional Contributions unless, in its sole discretion, it decides to do so, subject to approval.  ECC is selling certain assets to LRM pursuant to the Asset Purchase Agreement, and ECC shall be paid the amounts specified below as consideration for such transfer.

                1.2 Contributions of NOVA. NOVA has made and shall make Contributions to LRM as follows:

                On the date of this Agreement, NOVA will contribute five million dollars ($5,000,000.00) to LRM (the "NOVA Investment").

                                (a) In addition to the NOVA Investment, NOVA will also contribute one million dollars ($1,000,000.00) in services to the Company, pursuant to the NOVA Service Agreement, an exhibit to the Limited Liability Company Agreement (the term for the contribution of services to LRM by NOVA, as previously described, was extended by agreement to March 2008, subsequent to the end of the Fiscal Year ended December 31, 2005).

                                (b) In no event will NOVA be required to make any additional Contributions to LRM, unless, in its sole discretion, it decides to make such additional contributions, subject to approvals as required by LLC.

                                (c) The Members by unanimous consent may also approve from time to time the payment by the Members, in proportion to their respective proportionate interests or, otherwise, of further Contributions for any purpose deemed appropriate by the Members.

                1.3 Return of Capital.  Except as provided in the Limited Liability Company Agreement, no Member shall have the right to demand or receive the return of any Contributions to LRM.

                1.4 No Interest on Contributions.  Except as otherwise expressly provided herein, no Member shall receive any interest on its Contributions to LRM.

                1.5 Liability Limited to Contributions.  The liability of each Member shall be limited to its Contributions.  Except as provided in the Limited Liability Company Agreement and in the NOVA Service Agreement, neither of the Members shall have any further personal liability to make any Contributions to LRM or with respect to any liability or obligation of LRM.

                1.6 Advances Not Contributions.  If either Member advances funds to LRM, other than as a contribution to capital pursuant to this Article, the amount of such advance shall not be deemed a Contribution.  The amount of any such advance shall be a debt due from the Company to such Member and shall be repaid upon demand to such Member with interest at a rate agreed to by the Board of Managers and the Member making such advance.

                1.7 Capital Accounts.  An individual capital account (the "Capital Account") shall be maintained by LRM for each Member as provided in the Tax Annex.

                1.8 No Deficit Restoration.  No Member shall have any obligation to restore a deficit balance in its Capital Account.

                In addition to and as part of the Limited Liability Company Agreement, ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years.  Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period.  In addition the property is subject to a cellular tower lease providing for additional payments to ECC as successor to TCD of $12,000 per year.

                 During the year ended December 31, 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

                 Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary, ECC, and TCD and of the Joint Venture Agreement that established LRM Industries, LLC, between ECC and NOVA, with such Agreements as completed during March 2005 as described above, the Company's business is being conducted through its position and interest in LRM.

                 The core of the business at LRM, as described in more detail below, is the exploitation of the proprietary TPF Thermoplastic Flowforming process and technology through manufacturing, marketing and sales of very large long-fiber-reinforced and unreinforced, thermoplastic products fabricated.  The end-use products of this process are currently fabricated using other materials (wood, metal, concrete or reinforced thermoset resins and fiber-glass) or processes.  These products often require costly fabrication or assembly operations.  In other cases, the products do not exist today and have become feasible only because of the revolutionary TPF Thermoplastic Flowforming process capabilities.  LRM intends to replace or enhance the existing products with more cost-effective, durable and lighter-weight materials which can be converted at low cost into highly functional and lower cost products.

                The second area of focus for LRM, is the licensing of the proprietary TPF Thermoplastic Flowforming process and technology to manufacturers, converters or in strategic alliances when the products to be made or markets to be served are best addressed by such a licensee.  Licensing to manufacturers or converters will include up-front license fees plus royalty payments.  Fees and royalties will vary with the scope of the license and any exclusivity provisions afforded the licensee.  License fees will also vary with the scope of the license granted.

                 Technology:  The TPF Thermoplastic Flowforming process is a proprietary process developed by TCD that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins.  The process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products.  TPF Thermoplastic Flowforming process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  Two subsequent patent applications concerning this technology are pending and have not yet been acted upon.  Twelve additional LRM invention disclosures are under review for patent filing for the benefit of the joint venture.  In the patent area, NOVA has assigned a patent attorney to assist LRM in its patent applications and filings, and these legal services are a component of the in-kind services provided by NOVA to the joint venture.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application (i.e. the process of manually applying layers of composite materials to a mold or shape).  Management believes that the TPF Thermoplastic Flowforming process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced and unreinforced plastic parts at very low processing costs.  The TPF Thermoplastic Flowforming process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding, thermoforming and rotational molding.  The Company believes that these advantages provide for significant cost savings realized by utilization of the TPF Thermoplastic Flowforming process in the reduced labor required to create larger parts and reduced costs in assembly of larger parts which are made up from a number of smaller components.  Material costs will typically also be lower due to the ability of the process to use recycled materials, reuse of its own production scrap and utilize in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

                The TPF Thermoplastic Flowforming process is an economically attractive process for producing very large (10-200 lbs and greater 10 square feet) or very high volumes of medium sized parts from thermoplastic polymers blended with long (.5" to 3") reinforcing fibers such as glass, carbon, Kevlar™ (Kevlar™ is the registered trademark of E.I. duPont de Nemours and Company) and others.  The products produced by this process are unique in that they contain long fiber strands, which impart high modulus and strength typical of high-performance reinforced plastics.  These TPF Thermoplastic Flowforming products also possess the unique feature of having uniform mechanical properties in three dimensions.  The TPF Thermoplastic Flowforming process can produce complex shapes with multiple functionality (features) molded in low-cost, low-pressure (less than 100 psi) molds (i.e. aluminum or ceramic).

                The heart of the technology involves a simple but elegant delivery system, which distributes the molten polymer and fiber mixture in a near-net-shape of the final molded article.  As a result, the final molding step requires minimal movement of the molten reinforced polymer and requires exceptionally low pressure to complete the consolidation and surface finishing of the part.  The benefits of this near-net-shape lay down of the molten polymer are low fiber breakage and random fiber orientation (anisotropic), providing maximum uniform strength in the final part.  Lower capital costs in terms of the press tonnage required and low mold costs are additional benefits of TPF Thermoplastic Flowforming .  The lower mold costs make possible the manufacture of low volume part runs resulting from the lower amortization costs of the mold.  This translates into enhanced performance and lower cost for the products and higher value for the end-user.  The TPF Thermoplastic Flowforming process is robust in terms of the volumes and the variety of resins, fibers, fillers, pigments, stabilizers and coupling agents, which can be efficiently processed.  Resin throughputs for the process are variably designed based on application and range into the 1000s of pounds per hour.  Insert molding of reinforcing members, fasteners or attachments is also exceptionally simple in the TPF Thermoplastic Flowforming process.  Consumer quality aesthetic finishes can be produced using the unique TPF Thermoplastic Flowforming process technology.  As a thermoplastic process, TPF Thermoplastic Flowforming has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

                The TPF Thermoplastic Flowforming process readily uses recycled thermoplastic materials, in part or in whole, to generate the lowest possible materials cost in producing high performance products at the lowest possible cost.  The process enables resin manufacturers and product manufacturers to cost-effectively address market applications for large parts that have, here-to-for been difficult if not impossible to serve with long-fiber-reinforced thermoplastic materials.  The finished products are generally recyclable after they have completed their useful life.

                Management believes that the recyclability of thermoplastic parts produced by TPF Thermoplastic Flowforming will become a significant factor in market attractiveness, especially in Europe where recycling is already mandated and which promotes the recyclability of TPF Thermoplastic Flowforming manufactured products back into the same or other products, as a financial as well as providing an environmental advantage to prospective customers.

                 TPF Thermoplastic Flowforming Defined Applications:  TPF Thermoplastic Flowforming composite products are an advantaged replacement for many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture.  Identified markets for the TPF Process and long-glass-fiber reinforced thermoplastic resins include aerospace, communications, construction, housing, marine, material handling, medical, electrical, communications,  military and transportation.  Identified and developing applications include, fieldable housing, door skins, piping, utility boxes, beams, marine decking, power pole cross-arms, pallets, medical backboards, radomes and flooring panels among others.  Some applications have already been commercialized by TCD, including fieldable shelters and stretchers.  Still other applications have had TPF Thermoplastic Flowforming products tested and qualified such as a Company developed heavy duty pallet, the automotive pallet, a beam for use within certain structural applications and others.  Numerous other applications are in the conceptual and design stages and appear highly attractive in terms of volume, pricing and feasibility.

                The Company's joint venture interest, LRM, has current requests and inquiries to supply quantities of several different products.  The combined requests for products, in the first full year of operations, are in the range of 2-4 millions of pounds of production.  LRM anticipates selling out its existing production capacity during Fiscal 2006 or early 2007.  Accordingly, LRM is considering adding a second production line to its operations during 2006 and into early 2007.  These applications are forecasted to grow to more than 10 million pounds of demand in the second full year of operation.  In addition, there are several application development activities and other customer inquiries that could generate additional volume demand in the third and fourth full years of operation totaling more than 50 million pounds.  There is no assurance that contracts for this production will develop or if  it does develop that LRM will have sufficient resources to generate this production.

                These are estimates made by the management of the Company in consultation with LRM, and there is no assurance that LRM will be able to penetrate these markets to the degree which it estimates, nor is there assurance that product can be manufactured and sold at the prices referred to above.  The only production to date has been that as reported by LRM, generating revenues during the partial year of 2005 operations of approximately $1,073,000.

Product Research, Development and Testing:

                 Product Development  - General:   Product Research, Development and Testing continued during the Fiscal Year ended December 31, 2005 by LRM on a product by product basis, primarily in response to customer product development orders.  During the Fiscal Year ended, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $100,000; the award of a $750,000 development contract with the U.S. Government for development of a thermoplastic ISO container; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. duPont de Nemours and Company to explore the utility of the Company's TPF Thermoplastic Flowforming technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.

                Product Development –Pallet &  Beam: The Company during the past five years has undertaken to develop a pallet and beam product.  As a result of the merger of TCD with the Company and the creation of the joint venture, LRM, the Company is currently focusing its efforts on supporting the joint venture, which joint venture is evaluating the merits and product development prospects, on an on-going basis.  LRM is exploring market opportunities for a variety of pallet, panel and beam products.

                Product Development - Schaefer Systems International, Inc.:  On March 28, 2003, the Company entered into a product development agreement with Schaefer Systems International, Inc. (hereinafter "SSI"), wherein the Company would design, develop and produce a quantity of prototypes for field testing.  An initial payment of $61,215 was made by SSI to the Company to facilitate the development of a proprietary product.

               The Company has delivered part of the first run of development parts.  The initial period of the development contract has expired.  Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished, although the Company has met its obligations to SSI under terms as specified under the Product Development Agreement.  The Company and SSI have no plans to move forward with any additional product development activities at this time.

Product Marketing and Market Exploitation:

               The Company's plan for the marketing and exploitation of its technologies over the next twelve (12) months through LRM, its joint venture with NOVA Chemicals, Inc., includes:

                a. proprietary development and manufacturing of products for materials handling, construction, housing, marine and other commercial and consumer applications.

                b. 3rd party licensing of TPF Thermoplastic Flowforming technology for specific applications and products as well as for specific geographic areas.

                c. product development and production for 3rd party applications and licensed manufacturing.

                Purchase of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                The closing of the Merger Agreement with TCD and combining that company with Envirokare's wholly-owned subsidiary ECC brought into the Company an existing TPF Thermoplastic Flowforming production line including equipment and premises, located in Mims, Florida, which facilities the Company leases back to LRM.  The size of this facility is limited and the facility is used primarily for product development and small production runs.   During the current Fiscal Year, the Company continued preliminary feasibility and development efforts focused on assessing the merits of building a full scale production facility for manufacture of Company and third party products at this facility.  The Mims, Florida facilities were determined to be inadequate to serve the future needs of LRM.  LRM identified a commercial building in Rockledge, Florida that can house not only current operations equipment, but at least two additional production/product development lines.  The move to the new location is in progress.  LRM's first line is anticipated to be in full operation by June of 2006.  Key production line components for a second line are being quoted for procurement, with an estimated start up time for the second production line to be late 2006 or early 2007.  During the near term, the Company's  business will be conducted through its position in LRM (see above).

                As a result of the ECC/TCD Merger and establishment of the ECC/NOVA Chemicals, Inc. joint venture, two prior Company consultants have become consultants of LRM.   In addition, 2 former TCD employees and one consultant have become employed by LRM.  Contracts are entered into as required with respect to consultants who provide marketing, engineering and technical support for LRM products in development.

                The Company anticipates that LRM will add personnel required for operation of the existing facility and to facilitate expansion of the business during the 2006 Fiscal Year.   The Company does not expect to add key employees to its own staff during the current year.

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

                  Patents: The Company's accounting policy in connection with the "Apparatus and Method to Facilitate Shipping and Commerce" patent filing reflects the Company's assessment that during the period of time between which the Company acquired the provisional patent to present, valuation of the patent life and associated amortization was indeterminable, until such time as a patent would be issued by the US Patent and Trade Office.  Amortization of the patent is calculated over the life of the cash flows derived from the patent, and the Company has realized no cash flows attributable to the pending patent intangible asset. Our normal expectation for a patent pending determination would be in the range of two to three years and the patent pending stage went beyond Company expectations.  At present, the patent filing remains pending, and the Company relies on the guidance of legal counsel, with respect to the prospects for and status of the patent pending filing for the "Apparatus and Method for Facilitating Shipping and Commerce".  The Company believes that there was a separation issue of the technology value and the inability to identify an amortizing period, which the Company since resolved.  Accordingly, the Company commenced amortization of the patent during Fiscal year 2001, and the Company will amend its financial statements for the years ended December 31, 2001 and 2002 to provide for amortization of the Electroship patent.  The Company also recorded amortization for the Electroship patent for the quarters ended March 31, June 30 and September 30, 2003, which amortization increased the charge to interest for the respective periods.  Subsequent to amending the financial statements for the years ended December 31, 2001 and 2002, and the quarters ended March 31, June 30 and September 30, 2003, the Company has determined that the value of the Electroship patent is impaired.  The Company believes that the impairment is primarily a result of the Company's inability to dedicate appropriate resources to develop and market the potential opportunities contained within the patent filing and also the inability of the Company to make a reasonable determination of cash flows and associated patent life, for the pending patent.  The Company has recognized a reduction in the remaining intangible asset value of $1,613,603.  The effect of this impairment created a charge to earnings during the fiscal year ended December 31, 2003 and is also recognized as an increase in the Company's accumulated deficit in subsequent reporting periods.  The Company believes that this treatment and accounting of the patent is in accordance with SFAS No. 142 which deals with acquired intangibles.  We continue to conduct impairment valuations on other material corporate assets, to determine that there exists no other reason(s) which would require an adjustment to the valuations carried on the Company's books  (see Part I, Item I: Patents).

                 Warrants & Options:  The Company has and presently makes valuation determinations of warrants and options utilizing the Black-Scholes model.  These valuations are reviewed and revalued, where necessary, every audit year. Adjustments, if required, are made to the Company's records to reflect valuation changes that are made.

                 As of the Fiscal Year ended, the Company had the following options and warrants issued and outstanding:

	Issued and Outstanding	Exercisable Issued and Outstanding

Common stock options	17,414,449	14,314,449
Common stock warrants	16,816,250	16,816,250

Total	34,303,699	31,130,699

Financial Position:

                  The Company consolidates its activities for all financial reporting purposes.  For the period ended December 31, 2005, the Company had a cash balance of $2,193,604 compared to a cash balance of $432,155 for the period ended December 31, 2004.  The increase in cash was primarily due to funds provided to LRM by NOVA as partial payment in structuring the joint venture.  For the Fiscal Year ended December 31, 2005, the Company reported property and equipment in the amounts of $400,000 and $507,429, respectively, compared to an equipment balance of $25,292 for the year ended December 31, 2004.  The increase in the property and equipment amounts is attributed to the acquisition of TCD Inc., by merger, during the quarter ended March 31, 2005.  For the Fiscal Year ended December 31, 2005, patents were valued at $7,089,966 compared to $33,939 for the year ended December 31, 2004.  The increase in patent values is primarily due to participation in the formation of a joint venture entity, LRM Industries, LLC and the incorporation of the net present value of the merger consideration provided by the Company to the joint venture entity, LRM.  For the same respective periods, the Company reported $316,900 in accounts payable compared to $330,933 during the 2004 reporting period.  The Company received a deposit, in the amount of $280,000, from a prospective joint venture partner during the year ended December 31, 2004.  This deposit was subsequently realized by the Company as earned income upon completion of a Joint Venture Agreement with the prospective partner during the first quarter of 2005.  The Company accrued compensation for the period ended December 31, 2005, in an amount of $104,186 compared to $182,325 for the same period during 2004.  The decrease was due to payments made on account during Fiscal Year 2005.  The current portion of the notes payable to shareholders was $1,490,812 and $100,197 for the years ended December 31, 2005 and 2004, respectively.  The increase in these amounts are due to notes that mature and become payable by the Company at the end of the current year.  For the Fiscal Years ended December 31, 2005 and 2004, the Company has accrued interest payable on Promissory notes due, in the amounts of $44,031 and $37,835, respectively, which amounts are currently a subject of legal dispute (see Part I, Item 3, above).  The Company also reported a minority interest in a subsidiary during the Fiscal Year ended December 31, 2005, in the amount of $5,721,169.  This amount represents the Company's 50% interest in its joint venture with NOVA Chemicals Inc.

Results from Operations:

                 Revenues reported for the Fiscal Year ended December 31, 2005 are $1,073,538, compared to no revenues to report by the Company during the Fiscal Year ended December 31, 2004, in the amount of $65,150.  The revenues were realized from a partial year of operations (i.e. approximately 9 months) from the joint venture entity, LRM and resulted in a Gross Profit of $509,479.  Total expenses reported by the Company for the Fiscal Years ended December 31, 2005 and 2004 were $8,495,072 and $1,598,080, respectively, resulting in a Loss From Operations of $7,985,593 compared to a Loss From Operations of $1,598,080 for the Fiscal Year ended December 31, 2004.  The comparative 4 times increase in expenses was primarily due to a one time expense of $4,947,869 for the issuance of market price options to executives and others granted after the closing of the ECC/TCD merger and recognizing interest expense, as amortized on a note payable to former TCD shareholders, with the note payable being a primary component of the merger consideration provided in the acquisition of TCD by merger during the Fiscal Year.  The period covered by this report also represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD.

Liquidity:

                The Company has budgeted expenditures of $780,000 for the 12 months ending December 31, 2006.  During the Fiscal Year ended December 31, 2005, the Company raised $920,317 through warrant exercises, in addition to receiving $200,300 from the exercise of stock options.  The Company had cash remaining at December 31, 2005 in the amount of $2,193,604, which includes cash balances in LRM, in the amount of $2,159,994.  LRM was initially capitalized with a $5,000,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  LRM has budgeted to spend $1,572,000 during its first year of operation.  The significant changes in assets during the Fiscal Year ended December 31, 2005 were due to (i) the recognition of non-cash prepaid services to be provided by NOVA to LRM during the next two years (which delivery of services was extended for an additional year pursuant to agreement between NOVA and LRM subsequent to the Fiscal Year ended), with the prepaid services set out as a current prepaid expense, in the amount of $600,000 and long term prepaid expense, in the amount of $327,397, (ii) a change in the net patent amount, as a result of the recognition of consideration received through the merger of TCD into ECC and the formation of the LRM joint venture, which includes the net present value of payments to be made to TCD shareholders as committed to in the merger agreement and the $2,500,000 cash provided to LRM as operating capital at the merger date completion, (iii) the deposits for stock purchase which were applied to the acquisition of common stock upon completion of the transactions during the Fiscal Year ended December 31, 2005, (iv) the increase in accrued interest by $678,865 due to the imputation of interest payable on the net present value of the note payable to TCD shareholders, and (v) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings and through funds received from individuals exercising warrants or options.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

Item 7. Financial Statements

                Our audited financial statements, for the Fiscal Year ended December 31, 2005, and as amended and restated for the Fiscal Year December 31, 2004, follow Item 14, beginning at page F-1.  Pro forma financial information is also provided following Item 14 that reflects the TCD merger with ECC and the effects of the combination of TCD with the Company as of December 31, 2004, with respect to the combined Company's Balance Sheets, and as of December 31, 2005, with respect to the combined Statements of Operations for the Company and the period ending March 3, 2005 for TCD.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 8A. Controls and Procedures

               The Company's management has evaluated, with the participation of its principal executive officer, Nicholas Pappas, and principal financial officer, George Kazantzis, the effectiveness of the issuer's disclosure controls and procedures, as of December 31, 2005 and determined those disclosure controls and procedures to be effective.

                                 a. Management of the issuer has evaluated, with the participation of its principal executive and principal financial officers, the effectiveness, as of December 31, 2005, of the issuer's internal control over financial reporting.  The framework on which management's evaluation of the Company's internal control over financial reporting is based must be a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment.

                                 b. The management of the Company has evaluated, with the participation of the it's principal executive and principal financial officers, any change in the issuer's internal control over financial reporting, that occurred during the Fiscal Year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.  The Company made changes to its internal controls for the Fiscal Year ended December 31, 2005, as explained below.

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

                 During the Fiscal Year ended December 31, 2005, the Company has undertaken the following changes to its internal controls over financial reporting and to disclosure controls and procedures of the Company:  The CFO and CEO have taken certain steps which include (i) notification of the events causing the restatement to the Board of Directors at the Board's meeting of September 20, 2005, (ii) presentation of recommendations to the Board to strengthen the Company's controls and procedures, with such recommendations adopted by the board at the stated meeting, (iii) appointing new disclosure committee members, audit committee members and disseminating disclosure controls and procedures guidelines to all Board members, as well as a briefing on the duties and requirements of all Board members.  Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

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

Name	Age	Position

Dr. Nick Pappas	76	Chairman of the Board of Directors and Chief Executive Officer
George Kazantzis	55	Director, President, Principal Financial Officer and Secretary
Dr. John Verbicky*	53	Director
Dr. Walter Gerasimowicz	53	Director
Louis F. Savelli	70	Director
Douglas Davidian	53	Director
Steve Pappas	62	Director
Dr. Gary Cook**	61	Director
Jonathan Edelstein***	61	Director

                   *Dr. Verbicky departed as President and CEO of the Company in March of 2005 to become President and CEO of LRM, Industries, LLC.  He remains a Director of the Company.

                   **Dr. Cook resigned as a Director of the Company in March of 2005 to become the independent director of LRM Industries, LLC, the Company's joint venture with NOVA Chemicals, Inc.

                   ***Mr. Edelstein suffered an untimely death during the Company's Fiscal Year ended December 31, 2005.

                 Dr. Nick Pappas, Director, Chairman of the Board of Directors and Chief Executive Officer.  Dr. Pappas retired from the DuPont Company after 34 1/2 years of service where he was Executive Vice President and member of DuPont's  Executive Committee.  His background at DuPont was in coatings and polymers technology.  After DuPont, Dr. Pappas served as President and Chief Operating Officer of Rollins Environmental Services and later Vice Chairman of the Board from July 1991 to March 1996.

                He is a member of the Advisory Board for the Yale Institute for Biospheric studies,  Vice Chairman of the Board of Biotraces, Inc. and a member of the Boards of Directors of Yenkin Majestic Paint Co. and Integrated Environmental Technologies.  He is a former Director of Nova Chemicals,  Witco Chemicals and Chemfab Corporation, where he was Chairman of the Board.

                Dr. Pappas has a Bachelor of Science degree in chemistry from Yale University and a Ph.D. degree in Organic Chemistry from Brown University.

                George Kazantzis, Director, President and Principal Financial Office of the Company since September 20, 2005.  Mr. Kazantzis was appointed Secretary of the Company on November 17, 2005.  Prior to these appointments, Mr. Kazantzis was elected as Acting President and continued his position as Chief Operating Officer, effective March 17, 2005.  Mr. Kazantzis was previously appointed as Executive Vice President of the Company and was appointed President and interim Chief Executive Officer of the Company, and resigned from these positions effective March 5, 2003.  Previously, Mr. Kazantzis was elected Executive Vice President of Envirokare on July 1, 2002 and served in that capacity until his resignation on March 5, 2003.  Mr. Kazantzis was also appointed Assistant Treasurer by the Board of Directors as of December 14, 2002.  Mr. Kazantzis joined the Company bringing over twenty-five years of executive management and consulting experience in marketing, corporate structuring, finance, mergers and acquisitions.  His marketing background includes the creation and launch of a successful license-merchandising program under the Team Gear USA® brand, in conjunction with Time Warner Sports Merchandising, World Cup USA and US Soccer Federation, from 1990 to 1994.  Subsequently in 1998, Mr. Kazantzis, in a joint venture in conjunction with Merrill Lynch Inter-Funding Inc., facilitated a complex merger and acquisition transaction involving several Southern California clothing companies and brands to create Pacific Outlook, Inc., a U.S. sportswear manufacturer.  At Pacific Outlook he was responsible for product licensing, trademarks and registrations, in addition to handling sales and marketing both domestically and internationally.  Previously, he managed several successful corporate restructurings, most recently as a managing director of SLC Leasing Co. Ltd., working with Corporate Performance Advisors Ltd., Thailand, where he oversaw the restructuring of an automotive finance company with 42 offices and 400 employees, from 1998 to 1999.

                Dr. John Verbicky, Director.  Dr. Verbicky has over twenty-five years of business experience in the high performance materials and plastic composites industry, most recently as President and CEO of Chemfab Corporation, a global manufacturer of high performance composites.  During his tenure as CEO, Chemfab grew over 60% to $125 million in revenues and expanded its presence in the U.S., Europe, South America, Japan and China .  Prior to Chemfab, he served as Manager in the Technology Development and Commercialization area for the General Electric Company leading a series of successful development and commercialization efforts for GE Plastics and GE Silicones.

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

                Mr. Louis F. Savelli, Director, brings extensive executive experience developed in the polymer products industry to Envirokare's Board.  Mr. Savelli's substantial industry contributions were achieved primarily with E. I. DuPont de Nemours and Company ("DuPont").  He was assigned to Marketing in 1963, and worked in Technical Services, Sales and Market Development.  He became District Manager for Teflon in Los Angeles in 1969, and from there progressed through a number of management positions, including an assignment in the Corporate Plans Division, working on virtually every product group in Dupont's Polymer Products Division.  In 1989, he was appointed Division Director for the Finishes Division, DuPont's business group responsible for the supply of paints and finishes to the automotive OEM and after markets.  Mr. Savelli was appointed Vice President and General Manager in 1991, and moved to Detroit where, in addition to heading the Finishes business, he took over responsibility for marketing all of DuPont's products to the Automotive Industry.  Under his leadership, the Finishes Division grew to become one of DuPont's largest and most profitable business groups.  In 1999, the business acquired the Herberts Paint Company, a Division of Hoechst, for just under $2 billion, thus doubling in size and becoming a global entity.  He was appointed Group Vice President in 1999, and retired in 2001.

                Mr. Douglas Davidian, Director, has over twenty-three years experience in the business furnishings industry and presently owns and operates three successful businesses that design, manufacture and develop furniture for various end-use applications across a broad range of industries.  He is a multiple award recipient of furniture industry acknowledgements in the State of California and his businesses have ranked in the top 100 of the fastest growing privately held companies in America (1990).  His business acumen, development skills and community contributions have been recognized by organizations within California on a regular basis over the past fifteen years.  He serves and has served in an active capacity on numerous regionally-based business and community boards and committees.

                Mr. Steve Pappas, Director.  On March 26, 2001, Steve Pappas was elected as President and a director of the Company and served in that capacity until his resignation on March 5, 2003.  Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present, as Managing General Partner of SPL Associates ("SPL") based in Brooklyn, New York.  SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York.  Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

                Dr. Gary Cook, Director.  Dr. Cook joined E. I. DuPont in 1969 as a Research Chemist.  Remaining with DuPont for 23 years, he held  a number of senior management positions, including Vice President of Medical Products, Vice President and General Manager of Publishing and Printing, and Vice President-Corporate Plans.

                He joined Ethyl Corporation as Senior Vice President and President-Chemicals Group and Director in 1992.  Dr. Cook later  served as President and Chief Operating Officer of Albemarle Corporation, the former Chemicals Group spun off from Ethyl, as the Albemarle Corporation is an independently traded specialty chemical company.   He was named Chairman, President and Chief Executive Officer of Witco Corporation in 1996.  He served in that capacity until the merger of Witco and Crompton and Knowles in 1999, at which time he was named Chairman of the merged company, CKWitco.

                Dr. Cook has served on numerous industry association boards, including those of the Chemical Manufacturers Association, the Soap and Detergent Association, the Graphic Arts Technical Foundation, and the Health Industry Manufacturers Association..  He is currently a director of Trimeris Corporation, a biopharmaceutical company and Louisiana-Pacific Corporation, a building products company.  Dr. Cook is also currently serving as Executive Chairman of Integrated Environmental Technologies, LLC, a private company providing proprietary waste-to-energy and waste-to-hydrogen systems.

                Dr. Cook received his B.S. in Chemistry from the University of Virginia and his Ph.D. in Chemistry from Virginia Polytechnic Institute and University.

                Mr. Jonathan Edelstein became a Director of the Company in 2001 and was appointed Treasurer by the Board of Directors as of December 14, 2002.  Mr. Edelstein had over twenty-five years experience in investment banking, finance and mergers and acquisitions, in both senior management and board-level positions.  His responsibilities have included the acquisition, restructuring and management of small and mid-sized companies, major takeovers, dispositions, real estate development and financing.  Mr. Edelstein was a Senior Advisor to the WestSphere Group, a private equity and fund manager focused in Latin America.  Prior to his association with WestSphere, he was in partnership with Merrill Lynch Inter-Funding Inc., from 1988 to 1993, where he was involved in the acquisition and merger of a number of companies to create Pacific Outlook, Inc.  Mr. Edelstein suffered an untimely death during the Company's Fiscal Year ended December 31, 2005.

                None of the persons specified above share any familial relationship.  Other than the persons specified above, there are currently no significant employees expected by the Company to make a significant contribution to the business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

                To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Fiscal Year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except with respect to two Forms 3 which were filed late on behalf of two Company directors appointed in the fourth quarter of the Fiscal Year ended.

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

               George Kazantzis resigned from the position as Executive Vice President of the Company and was elected President and interim Chief Executive Officer of the Company, effective March 5, 2003 and he was paid a salary, a portion of which was realized as deferred compensation, as set out in the following table.  Mr. Kazantzis was appointed President of the Company in September 2005.  From September, 2003 through early March, 2005 John Verbicky served as President and CEO of the Company and he was paid a salary, a portion of which was realized as deferred compensation, as set out in the following table.  No other persons fall within the above-listed categories (a), (b) or (c).

Summary of Compensation

                The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid to each of the Company's Named Executive Officers.

					Long Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)	All Other Compensation ($)

John Verbicky, President, CEO (former)	2003	140,000	-	-	1,000,000	-	-
	2004	175,000	-	-	1,000,000	-	-	-
	2005	176,327			1,150,000

George Kazantzis, President	2003	110,000	-	-	600,000	-	-	-
	2004	140,000	-	-	850,000
	2005	160,000			950,000	-	-	-

                Of salary amounts, for Dr. Verbicky and Mr. Kazantzis, one half was deferred as of December 31, 2004 and both individuals elected to exercise options and warrants during the Fiscal Year ended December 31, 2005.  In addition, Mr. Kazantzis elected to exercise warrants with a portion of his deferred salary in the current year, subsequent to completion of the Fiscal Year ended.

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

Compensation of Directors and Remuneration of Senior Officers

                Dr. Nick Pappas, Chairman and CEO, was granted options to purchase the Company's common stock at a price of $0.965, 2,500,000 exercisable from June 13, 2005 until March 10, 2015 and 1,000,000 exercisable subject to attainment of certain performance criteria by LRM and, if performance criteria are met and options are exercised, expiring March 10, 2015.  In addition, Dr. Pappas was granted options to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from October 1, 2003 until October 1, 2013 and 600,000 exercisable beginning October 1, 2004 until October 1, 2014.  One third of this option grant is subject to forfeiture in each of the second and third years in the event that Dr. Pappas resigns or refuses to stand for re election.

                Dr. Walter V. Gerasimowicz, Director, was granted options to purchase the Company's common stock at a price of $0.965, 900,000 exercisable from June 13, 2005 until March 10, 2015.  In addition, Dr. Gerasimowicz was granted options to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014.  One third of this option grant is subject to forfeiture in each of the second and third years in the event that Dr. Gerasimowicz resigns or refuses to stand for re election.

                Dr. Gary Cook was granted options to purchase the Company's common stock at a price of $0.965, 500,000 exercisable from June 13, 2005 until March 10, 2015.  In addition, Dr. Cook was granted options to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014.

                Dr. John Verbicky, former President, CEO and currently a Director was granted warrants to purchase the Company's common stock at a price of $0.965, 650,000 exercisable from June 13, 2005 until March 10, 2015, 500,000 exercisable subject to attainment of certain performance criteria by LRM and, if performance criteria are met and options are exercised, expiring March 10, 2015.  In addition, Dr. Verbicky was granted warrants to purchase the Company's common stock at a price of $0.23, 2,000,000 exercisable from October 24, 2003 until October 24, 2013.   Dr. Verbicky was also granted severance in an amount of $141,327 during the Fiscal Year ended December 31, 2005.

                Mr. George Kazantzis, President and Principal Financial Officer and Director, was granted options to purchase the Company's common stock at a price of $0.965, 950,000 exercisable from June 13, 2005 until March 10, 2015.  In addition, Mr. Kazantzis was granted options to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from October 1, 2003 until October 1, 2013 and 600,000 exercisable beginning October 1, 2004 until October 1, 2014.   Mr. Kazantzis was also granted options to purchase the Company's common stock at a price of $0.23, 250,000 exercisable from April 1, 2004 until April 1, 2014.

                Mr. Louis F. Savelli, Director, was granted options to purchase the Company's common stock at a price of $0.75, 300,000 exercisable subject to vesting provisions that provide for 150,000 exercisable beginning September 20, 2006 and 150,000 exercisable beginning September 20, 2007, as long as Mr. Savelli remains a director until the dates of exercise, with the options exercisable until varying dates up to September 20, 2017, subject to the vesting provisions discussed herein.

                Mr. Douglas Davidian, Director, was granted options to purchase the Company's common stock at a price of $0.75, 300,000 exercisable subject to vesting provisions that provide for 150,000 exercisable beginning September 20, 2006 and 150,000 exercisable beginning September 20, 2007, as long as Mr. Davidian remains a director until the dates of exercise, with the options exercisable until varying dates up to September 20, 2017, subject to the vesting provisions discussed herein.

                Mr. Steve Pappas, Director, was granted options to purchase the Company's common stock at a price of $0.965, 200,000 exercisable from June 13, 2005 until March 10, 2015.  In addition, Mr. Pappas was granted options to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from April 1, 2004 until April 1, 2014.

                Mr. Jonathan Edelstein, Director, was granted options to purchase the Company's common stock at a price of $0.965, 350,000 shares exercisable beginning March 10, 2005.  Mr. Edelstein suffered an untimely death during the Company's Fiscal Year ended December 31, 2005.  Previously, the Company granted as compensation to Mr. Edelstein an option to acquire 250,000 shares of the Company's Common Stock as consideration for services provided as a director during Fiscal 2002.  During 2003 Mr. Edelstein was granted additional options to purchase the Company's common stock at a price of $0.23, 200,000 exercisable beginning November 1, 2003 and 200,000 exercisable beginning November 1, 2004.

                The Board grants directors an Honorarium of $1,000 per meeting attended in person, with the Chairman receiving an Honorarium in an amount of $1,500 per meeting attended in person, in addition to the options and other payments as set out above.  The Board grants directors an Honorarium of $500 per meeting attended telephonically, with the Chairman receiving an Honorarium in an amount of $750 per meeting attended telephonically, in addition to the options and other payments as set out above.  Board Committees are granted an Honorarium of $500 per meeting attended, with the Chairman of the Committee receiving an Honorarium in an amount of $750.

                Other than as discussed above, there has been no arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during Fiscal 2005.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

                Dr. John Verbicky, former President and CEO, entered into a contract with the Company that provided for an initial base salary at the annual rate of One Hundred Forty Thousand Dollars ($140,000) for the first 12 months hereof ($70,000 of which will be accrued as deferred compensation); One Hundred Seventy five Thousand Dollars ($175,000) for the second 12 months hereof ($85,000 of which will be accrued as deferred compensation) and Two Hundred Thousand Dollars ($200,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes.  The Company, on the basis of Dr. Verbicky's performance and the Company's financial success and progress, shall review this salary level at least annually.  All deferred compensation and interest is due and payable to the Dr. Verbicky 36 months from the date of this agreement or sooner subject to any termination provisions herein.  Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly).  The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company.  Dr. Verbicky is entitled to expenses reimbursements and certain incentives as they are voted by the Board.  Dr. Verbicky departed the Company to become the President and CEO of LRM, during March 2005, and the Company made a severance payment to Dr. Verbicky in an amount of $141,327 at that time.

                Mr. George Kazantzis, as President and Principal Financial Officer, entered into a contract with the Company that provides for an initial base salary shall be at the annual rate of One Hundred Ten Thousand Dollars ($110,000) for the first 12 months hereof ($50,000 of which will be accrued as deferred compensation); One Hundred Forty  Thousand Dollars ($140,000) for the second 12 months hereof ($60,000 of which will be accrued as deferred compensation) and One Hundred Sixty Thousand Dollars ($160,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes.  The Company, on the basis of Mr. George Kazantzis' performance and the Company's financial success and progress, shall review this salary level at least annually. All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein.  Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly).  The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.

                Mr. Erwin Pruefer, as Director of Operations, entered into a contract with the Company that provided for an initial base salary at the annual rate of  Ninety Six Thousand Dollars ($96,000) for the first 12 months hereof ($36,000 of which will be accrued as deferred compensation); One Hundred Thousand Dollars ($100,000) for the second 12 months hereof ($30,000 of which will be accrued as deferred compensation) and One Hundred Twenty Thousand Dollars ($120,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes.  The Company, on the basis of Mr. Pruefer's performance and the Company's financial success and progress, shall review this salary level at least annually.  All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein. Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly).  The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.  Mr. Pruefer left the Company to become employed in the marketing department of LRM, during March 2005.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                To the knowledge of the Company's management, as of March 15, 2006, no person beneficially owned more than five percent of any class of the Company's voting securities other than as set forth below.  The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers, directors and director nominees and by its executive officers, directors and director nominees, as a group, as of March 15, 2006.

Name and Address (1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class

James Pappas	3,300,000	(3)	7.4%
Vanessa Houiris	3,300,000	(3)	7.4%
Adrian Alexandru	5,180,000	(4)	11.3%

Steve Pappas	13,026,400	(5)	26.3%
Jonathan Edelstein	813,044	(6)	1.8%
Louis F. Savelli	0	(7)	0.0%
Douglas Davidian	460,000	(7)	1.0%
George Kazantzis	3,938,000	(8)	8.4%
Nicholas Pappas	3,735,000	(9)	8.0%
John Verbicky	2,640,000	(10)	5.8%
Walter Gerasimowicz	1,306,000	(11)	2.9%

All executive officers and directors as a group	25,105,400	(2)	44.2%	(2)

                (1) The address for each of the persons listed is 641 Lexington Avenue, 14th Floor, New York, NY  10022.

                (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2006, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

                (3) Includes a warrant to purchase 100,000 shares of Common Stock of the Company exercisable immediately and until May 9, 2006.

                (4) The tabular disclosure reflects the holdings of the shareholder, to the extent of information provided by the shareholder to the Company.  The disclosure includes warrants to purchase 1,700,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to August 1, 2007.

                (5) The tabular disclosure reflects the holdings of the shareholder, to the extent of information provided by the shareholder to the Company.  The disclosure includes warrants and options to purchase 4,425,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to August 1, 2007.   Includes options to purchase 800,000 shares of Company Common stock.  Includes 250,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership.

                (6) Includes an option to purchase 813,044 shares of Common Stock of the Company immediately exercisable.  Not included in calculations for executive officers and directors as a group as of March 15, 2006.  Mr. Edelstein suffered an untimely death during the Company's Fiscal Year ended December 31, 2005.

                (7) Does not include an option to purchase up to 225,000 shares of Common Stock of the Company, such option rights granted during the Fiscal Year and subject to vesting criteria which were not met as of the end of the Fiscal Year.  Also, for Mr. Davidian, includes an option to purchase 100,000 shares of Common Stock of the Company immediately exercisable until varying dates up to August 1, 2007.

                (8) Includes options and warrants to purchase 2,475,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to March 10, 2015.  Does not include options to purchase 100,000 shares of Common Stock of the Company held by the reporting person's family members, to which the reporting person disclaims beneficial ownership.

                (9) Includes options and warrants to purchase 2,697,826 shares of Common Stock of the Company exercisable immediately and until varying dates up to March 10, 2015.   Includes 4,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership.  Does not include 60,000 shares of Common Stock of the Company owned by the reporting person's son and daughter, to which the reporting person disclaims beneficial ownership.

               (10) Includes options to purchase 1,250,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to March 10, 2015.  Includes an option to purchase 100,000 shares of Common Stock of the Company by the reporting person's wife, to which the reporting person disclaims beneficial ownership.  Includes an option to purchase 300,000 shares of Common Stock of the Company by the reporting person's family members, to which the reporting person disclaims beneficial ownership.

              (11) Includes options to purchase 1,200,000 shares of Common Stock of the Company exercisable immediately and until varying dates up to March 10, 2015.

                The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions

                During the Fiscal Year ended December 31, 2003, the Company entered into a promissory note with Mr. Steve Pappas, a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share.  These warrants are fully exercisable for up to three years.

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

                During 2001, $385,000 was raised in a private debt offering from Mr. Steve Pappas.  The notes attached to the debt bear interest at 15% per annum, with the notes issued for a term of two years. Three warrants were attached to each dollar of debt, with an exercise price of $0.195 per share to purchase a total of 1,155,000 common shares of the Company.  These warrants were fully exercisable for up to two years from the dates of issuance.   In December 2003, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments in an amount of $4,988 to Mr. Pappas, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 1,925,000 shares of Company common stock were attached to this note, with an exercise price of $0.24 per share.  The warrants were in replacement for the initially issued warrants in an amount of 1,155,000 shares.

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

               During the year ended December 31, 2005, the Company granted 8,770,000 common stock options to Company management and directors in consideration of past efforts and successes in completing the merger between the Company and TCD, the establishment of a joint venture between the Company and NOVA Chemicals and for future services to be provided by certain Board members.  In addition, the Company granted 130,000 options to related party consultants.  The Company also granted 1,300,000 common stock options to former TCD shareholders and employees as an inducement to have them join the joint venture, LRM, as employees and consultants.

                During the Fiscal Year ended December 31, 2004, the Company granted 2,750,000 common stock options in consideration for directors fees.  In addition, the Company granted 287,500 options to related party consultants.

 Item 13.  Exhibits and Reports on Form 8-K

                (a)  Exhibits

Exhibit Number	Description of Document
3.1	Company's Articles of Incorporation, as amended October 12, 1999	(1)
3.2	Company's By-laws as amended and restated December 11, 2000	(2)
10.1	Merger Agreement by and among the Company, Electroship Acquisition Corp., Electroship (N.Y.) Inc., Electroship Partners, John Gremmo, John A. Notarianni, Leo J. Mangan, Raymond Anthony Joao and Richard Reichler, dated as of December 1, 2000	(3)
10.2	Assignment of Patent Application from Electroship Partners to Electroship (N.Y.) Inc. and Defined Field of Use License Agreement between Electroship Partners and Electroship (N.Y.) Inc., dated as of September 20, 2000	(3)
10.3	License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc., dated March 30, 2001	(2)
10.4	Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001	(2)
10.5	Letter Agreement between the Company and Charles H. Stein, dated May 8, 2001	(4)
10.6	Agreement and General Release between the Company and Charles H. Stein, dated November 27, 2001	(5)
10.7	SSI Product Development and Purchase Agreement, dated August 6, 2002	(5)
10.8	New Age Shelters Letter Agreement, dated October 1, 2002	(5)
10.9	Joint Venture Agreement by and between the Envirokare Composites Corp., NOVA Chemicals, Inc. and LRM Industries, LLC., dated February 18, 2005	(6)
10.10	Asset Purchase Agreement between LRM Industries, LLC. and NOVA Chemicals, Inc., dated February 18, 2005	(6)
10.11	Lease between Envirokare Composites Corp. and LRM Industries, LLC, dated February 24, 2005	(6)
10.12	Joint Venture Security Agreement between the Envirokare Composites Corp. and LRM Industries, LLC., dated March 3, 2005	(6)
10.13	Merger Agreement by and between the Company, Envirokare Composites Corp., TCD, Inc. and TCD shareholders, dated March 3, 2005	(6)
10.14	Merger Schedule by and between the Company, Envirokare Composites Corp., TCD, Inc. and TCD shareholders, dated March 3, 2005	(6)
21

Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the  Commission on April 16, 2001)

31.1	Certifications -18 USC 1350 Section 302
32.1	Certification -18 USC 1350 Section 906

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

                (6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on March 11, 2005, and incorporated herein by reference.

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
                A report on Form 8-K regarding Item 7 was filed by the Company on March 29, 2005.
                A report on Form 8-K regarding Item 3 was filed by the Company on June 15, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on June 22, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on October 17, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company December 29, 2005.
                A report on Form 8-K regarding Item 8 was filed by the Company on December 29, 2005.

Item 14. Principal Accountant Fees and Services

For	Year Ended 12-31-05	Year Ended 12-31-04

Audit Fees	$31,906	$24,981
Audit Related Fees	$21,507	$0
Tax Fees	$7,700	$0
All Other Fees	$0	$0

                The Audit Committee of the Board of Directors  has concluded that fees charged to the Company by the principal accountant  in categories other than audit fees, if any, are compatible with maintaining the principal accountant's independence.

ENVIROKARE TECH, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statement of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7

PROFORMA FINANCIAL INFORMATION
Proforma Introduction	F-40
Proforma Balance Sheets	F-41
Proforma Statement of Operations	F-42

NOTES TO THE PROFORMA FINANCIAL INFORMATION	F-43

Williams & Webster, P.S.
Certified Public Accountants & Business Consultant

The Board of Directors
Envirokare Tech, Inc.
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 23, 2006

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004 (restated)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$1,897,604	$432,155
Restricted cash	296,000	-
Accounts receivable	421,286	-
Deposits and retainers	78,252	22,466
Employee and related party receivables	-	1,864
Prepaid expenses	722,851	-
Inventory	-	43,216

TOTAL CURRENT ASSETS	3,415,993	499,700

PROPERTY AND EQUIPMENT
Furniture and fixtures	-	7,129
Equipment	507,429	25,292
Molds	16,000	170,912
Real estate and building	400,000	-
Less accumulated depreciation	(47,663)	(12,538)

TOTAL PROPERTY AND EQUIPMENT	875,766	190,795

OTHER ASSETS
Prepaid expenses - long term	327,397	-
Patents, net	7,089,966	33,939

TOTAL OTHER ASSETS	7,417,363	33,939

TOTAL ASSETS	$11,709,122	$724,435

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$316,900	$330,933
Deposits from customers	-	61,215
Deposit owed on exclusivity agreement	-	280,000
Accrued compensation	104,186	182,325
Accrued interest	722,896	37,835
Accrued interest to stockholders	-	8,936
Capital equipment lease payable, current portion	84,248	5,200
Notes payable, current portion	61,965	64,902
Notes payable to shareholders, current portion	1,490,812	100,197
Discount on notes payable - other	(231,972)	-

TOTAL CURRENT LIABILITIES	2,549,034	1,071,542

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	323,455	5,791
Notes payable, net of current portion	5,683,972	10,499
Notes payable to shareholders, net of current portion	-	1,476,594
Discount on notes payable - other	-	(467,588)

TOTAL LONG-TERM LIABILITIES	6,007,427	1,025,296

MINORITY INTEREST IN SUBSIDIARY	5,721,169	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 44,247,032 and 38,943,980 shares
issued and outstanding, respectively	44,247	38,944
Additional paid-in capital	7,866,584	5,895,238
Stock options and warrants	8,969,157	3,685,675
Accumulated deficit	(19,448,496)	(10,992,260)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,568,508)	(1,372,403)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,709,122	$724,435

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
	Year Ended	December 31,
	December 31,	2004
	2005	(restated)

REVENUES	$1,073,538	$-

COST OF GOODS SOLD	(564,059)	-

GROSS PROFIT	509,479	-

E X P E N S E S
Consulting fees - related parties	6,097,984	436,823
Consulting fees - other	287,381	-
Board of directors fees	16,250	487,090
Rent	94,604	94,742
General and administrative	831,630	236,346
Depreciation and amortization	344,415	4,488
Professional fees	446,281	287,350
Research and development	334,391	6,909
Wages and salaries	42,135	44,332

TOTAL EXPENSES	8,495,072	1,598,080

LOSS FROM OPERATIONS	(7,985,593)	(1,598,080)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	280,000	-
Loss on sale of assets	(1,396)	-
Other income	13,561	-
Interest expense	(1,041,638)	(462,353)

TOTAL OTHER EXPENSE	(749,474)	(462,353)

LOSS BEFORE INCOME TAXES	(8,735,067)	(2,060,434)

INCOME TAXES	-	-

MINORITY INTEREST ALLOCATION	278,831	-

NET LOSS	$(8,456,236)	$(2,060,434)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.20)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	41,307,819	35,811,303

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH  FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,456,236)	$(2,060,434)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	344,415	4,488
Amortization of debt discount	235,616	235,617
Inventory asset expensed	43,216	-
Gain on exclusivity agreement	(280,000)	-
Impairment of molds	154,912	-
Service provided by NOVA	72,603	-
Options issued in acquisition for consulting services	741,000	-
Stock options issued for consulting fees	4,747,500	57,094
Stock options issued for directors fees	-	487,090
Common stock issued for payment of expenses	-	134,000
Warrant term extension granted for accrued compensation	-	24,000
Changes in assets and liabilities:
Accounts receivable	(421,286)	-
Deposits and retainers	(55,786)	-
Customer deposits	(61,215)	-
Employee and related party receivables	1,864	(1,864)
Prepaid expenses	(50,248)	5,916
Accounts payable	32,967	3,648
Accrued compensation	222,490	135,240
Accrued interest payable	676,125	(1,065)
Deposit on exclusivity agreement	-	280,000

Net cash used by operating activities	(2,052,063)	(696,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(6,356)	-
Purchase of equipment	(128,618)	(993)

Net cash used in investing activities	(134,974)	(993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	(5,200)	(3,481)
Payment of notes payable	(88,916)	(96,485)
Proceeds from borrowing	392,200	-
Cash set aside for capital lease	(296,000)	-
Proceeds from sale of common stock	1,424,002	1,060,750
Proceeds from sale of warrant term extension	-	102,825
Proceeds from line of credit	22,400	-
Proceeds from minority interest capital contribution	5,000,000	-
Payment on acquisition agreement	(2,500,000)	-

Net cash provided by financing activities	3,948,486	1,063,609

	1,761,449	366,346

	432,155	65,809

Net increase in cash (including restricted cash)	$2,193,604	$432,155

Cash and cash equivalents, beginning of period
Interest paid	$150,520	$39,346

Income taxes paid	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock options issued for consulting fees	$741,000	$-
Equipment financed	100,711	-
Common stock issued for payment of expenses	$-	$134,000
Common stock issued for consulting fees	$-	$57,094
Stock options issued to management and directors	$4,747,500	$487,090
Services to be provided by NOVA for minority interest	$1,000,000	$-
Warrant term extension granted for accrued compensation	$-	$24,000
Equipment acquired via capital lease	$401,912	10,991
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208	$-
Warrant term extension granted for accrued compensation	$-	$24,000
Equipment acquired via capital lease	$-	6,132
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Additional	Stock Options			Other	Total
	Number		Number		Paid-in	and	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Receivable	Deficit	Income	Equity

Issuance of common stock in June, 1998
for cash at $0.001 per share	-	$-	10,000,000	$10,000	$-	$-	$-	$-	$-	$10,000

Net loss for period ended December 31, 1998	-	-	-	-	-	-	-	(34,427)	-	(34,427)

Balance, December 31, 1998	-	-	10,000,000	10,000	-	-	-	(34,427)	-	(24,427)

Issuance of common stock at an average of $0.45
per share for cash	-	-	746,140	746	334,053	-	(105,000)	-	-	229,799

Issuance of preferred stock at $0.50 per share
for cash	500,000	500	-	-	249,500	-	-	-	-	250,000

Issuance of stock options for services	-	-	-	-	-	552,000	-	-	-	552,000

Contribution of capital by shareholders in the form
of foregone payment of accounts payable	-	-	-	-	1,847	-	-	-	-	1,847

Net loss for year ended December 31, 1999	-	-	-	-	-	-	-	(893,173)	-	(893,173)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,202)	(1,202)

Balance, December 31, 1999	500,000	500	10,746,140	10,746	585,400	552,000	(105,000)	(927,600)	(1,202)	114,844

Cash received for subscriptions receivable	-	-	-	-	-	-	105,000	-	-	105,000

Issuance of common stock at an average of $0.66
per share for cash	-	-	543,338	543	356,957	-	-	-	-	357,500

Expiration of stock options	-	-	-	-	120,000	(120,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	121,000	-	-	-	121,000

Stock options exercised at $0.58 per share	-	-	100,000	100	81,400	(24,000)	-	-	-	57,500

Stock issued for acquisition of Electroship Acquisition
Corporation, a wholly-owned subsidiary, at
$0.77 per share	-	-	2,500,000	2,500	1,922,500	-	-	-	-	1,925,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(611,329)	-	(611,329)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(2,846)	(2,846)

Balance, December 31, 2000	500,000	500	13,889,478	13,889	3,066,257	529,000	-	(1,538,929)	(4,048)	2,066,669

Expiration of stock options	-	-	-	-	132,000	(132,000)	-	-	-	-

Issuance of stock options for services	-	-	-	-	-	164,000	-	-	-	164,000

Issuance of common stock at $0.14 per share for cash
with attached warrants at $0.06 per share for cash	-	-	1,000,000	1,000	139,000	60,000	-	-	-	200,000

Warrants attached to debt issuance	-	-	-	-	-	219,642	-	-	-	219,642

Conversion of preferred stock into common stock	(500,000)	(500)	10,000,000	10,000	(9,500)	-	-	-	-	-

Common stock repurchase at $0.02 per share	-	-	(533,334)	(533)	(6,967)	-	-	-	-	(7,500)

Warrants issued for financing expense	-	-	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-	4,048	4,048

Net loss for the year ended December 31, 2001 (restated)	-	-	-	-	-	-	-	(1,273,162)		(1,273,162)

Balance, December 31, 2001 (restated)	-	$-	24,356,144	$24,356	$3,320,790	$840,642	$-	$(2,812,091)	$-	$1,373,697

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock
					Additional	Stock Options		Other	Total
	Number		Number		Paid-in	and	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income	Equity

Balance forward, December 31, 2001	-	$-	24,356,144	$24,356	$3,320,790	$840,642	$(2,812,091)	$-	$1,373,697

Issuance of common stock for services	-	-	700,000	700	111,300	-	-	-	112,000

Issuance of common stock at an average of $0.06 per share for
cash with attached warrants at an average of $0.04 per share for cash	-	-	3,000,000	3,000	168,950	128,050	-	-	300,000

Issuance of common stock at an average of $0.10 per share for
cash with attached warrants at an average of $0.05 per share for cash	-	-	2,000,000	2,000	196,050	101,950	-	-	300,000

Issuance of stock options for services	-	-	-	-	-	52,173	-	-	52,173

Expiration of stock options	-	-	-	-	476,000	(476,000)	-	-	-

Net loss for the year ended December 31, 2002 (restated)	-	-	-	-	-	-	(1,468,415)	-	(1,468,415)

Balance, December 31, 2002	-	-	30,056,144	30,056	4,273,090	646,815	(4,280,506)	-	669,455

Issuance of options for board of directors fees	-	-	-	-	-	367,689	-	-	367,689

Issuance of options to related party consultants (restated)	-	-	-	-	-	529,811	-	-	529,811

Issuance of warrants at $0.1163 vs. prior value $0.0271 /5,125,000	-	-	-	-	-	457,150	-	-	457,150
shares (restated)

Reinstate 600,000 shares;$0.0163/200,000 shares;$0.0245/400,000	-	-	-	-	(13,060)	13,060	-	-	-
shares (restated)

Issue 250,000 options @ $.1786 per share, (restated)	-	-	-	-	-	44,650	-	-	44,650

Adjust warrant issaunce valuation 720,000 shares, (restated)	-	-	-	-	(6,200)	6,200	-	-	-

Record discount on debt 5,125,000 shares @ $0.1163 per share (restated)	-	-	-	-	-	596,038	-	-	596,038

Modification of 720,000 warrants;average price of $0.053	-	-	-	-	-	37,900	-	-	37,900
per share (restated)

Issuance of common stock at an average price of $0.19 per share for
cash with attached warrants at an average of $0.05 per share (restated)	-	-	2,216,250	2,216	300,221	110,813	-	-	413,250

Exercise of stock warrants (restated)	-	-	720,000	720	172,429	(65,148)	-	-	108,001

Issuance of warrants for debt financing costs	-	-	-	-	-	249,648	-	-	249,648

Expiration of stock warrants	-	-	-	-	236,442	(236,442)	-	-	-

Net loss for the year ended December 31, 2003 (restated)	-	-	-	-	-	-	(4,651,320)	-	(4,651,320)

Balance, December 31, 2003 (restated)	-	-	32,992,394	32,992	4,962,922	2,758,184	(8,931,826)	-	(1,177,728)

Issuance of common stock with attached warrants
at an average of $0.23 per share, less issuance costs of $122,118		-	3,903,750	3,904	538,286	238,560	-	-	780,750

Issuance of options for consulting services	-	-	-	-	-	57,094	-	-	57,094

Issuance of common stock and warrants for	-	-	647,836	648	117,432	15,920	-	-	134,000
retirement of debt

Issuance of options for directors fees	-	-	-	-	-	487,090	-	-	487,090

Issuance of warrant term extension at $0.02 per share, less
issuance costs of $18,002	-	-	-	-	(18,002)	144,827	-	-	126,825

Exercise of stock warrants	-	-	1,400,000	1,400	278,600	-	-	-	280,000

Expiration of stock warrants	-	-	-	-	16,000	(16,000)	-	-

Net loss for the year ended December 31, 2004 (restated)	-	-	-	-	-	-	(2,060,434)	-	(2,060,434)

Balance, December 31, 2004 (restated)	-	-	38,943,980	38,944	5,895,238	3,685,675	(10,992,260)	-	(1,372,403)

Stock options exercised at between $0.23 and $0.30 per share
for cash proceeds of $362,358 and accounts payable of $47,000	-	-	1,076,086	1,076	497,350	(89,068)	-	-	409,358

Exercise of stock warrants at between $0.25 and $0.50 per share
for cash proceeds of $920,317 and accrued wages of $300,629	-	-	3,612,500	3,613	1,315,615	(98,281)	-	-	1,220,946

Expiration of stock warrants	-	-	-	-	4,657	(4,657)	-	-	-

Options issued in acquistion at $0.75 per share	-	-	-	-		741,000	-	-	741,000

Issuance of options @ $.965 per share	-	-	-	-	-	4,747,500	-	-	4,747,500

Stock options exercised at $0.23 per share	-	-	614,466	615	183,725	(43,013)	-	-	141,327

Reissue stock warrants previously canceled @ $0.05 per share	-	-	-	-	(30,000)	30,000	-	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(8,456,236)	-	(8,456,236)

Balance, December 31, 2005	-	$-	44,247,032	$44,247	$7,866,584	$8,969,157	$(19,448,496)	$-	$(2,568,508)

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

During 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the TPF Thermoplastic Flowforming™ process.  The Company utilized the license to design and develop early stage product prototypes, primarily applications within the materials handling industry.

Subsequent to obtaining licensing rights for the TPF Thermoplastic Flowforming technology, in March, 2005, the Company announced that it had executed a definitive merger agreement with the developer of the TPF Thermoplastic Flowforming technology, in which Thermoplastic Composite Design (hereinafter, "TCD") merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter, "ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The merger agreement provides for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which, in total, will amount to $15 million.  See Note 13.

Also in March, 2005, the Company announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals, Inc. ("Nova"), to create a new company, LRM Industries LLC ("LRM"), to commercialize the Company's TPF Thermoplastic Flowforming technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF Thermoplastic Flowforming business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with Nova's interest treated as a minority interest.  See Note 13 and Note 14.

Additionally, the Company's chief executive officer resigned in order to take the position of chief executive officer of LRM Industries, LLC.  The Company has elected a new chief executive officer.

The Company's joint venture interest has a current operating strategy that is based on developing products to be manufactured by the TPF Thermoplastic Flowforming process, as well as marketing the TPF Thermoplastic Flowforming technology to potential sublicensees.  The Company maintains offices in New York, New York. The Company has elected a fiscal year-end of December 31.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company's consolidated financial statements include the following entities:  Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., and LRM Industries, LLC.

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

Advertising

The Company expenses advertising costs as incurred.  The Company did not recognize advertising expenses during the years ending December 31, 2005 and 2004.

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

Comprehensive Income and Loss

In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounts Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130").  SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances.  The adoption of SFAS 130, related to comprehensive income, is disclosed in the accompanying financial statements.  In past years, the Company had activity that resulted in required disclosure of comprehensive income and/or loss.  The Company is no longer involved in these activities and therefore no longer is required to have financial statement disclosure regarding comprehensive income.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Concentration of Risk

The Company maintains its cash in various commercial depository accounts in the United States.  At December 31, 2005, the Company's consolidated cash balance exceeded the Federal Deposit Insurance Corporation's insurability limits in the amount of $2,003,604.

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

During the years ended December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation in June of 1998.  It is primarily engaged in the marketing of the TPF technology.  During March 2005, the Company merged with TCD, Inc. and entered into a joint venture agreement with Nova Chemicals, Inc. through creation of a joint venture entity, LRM.  During the year ended December 31, 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.  See Note 16.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been antidilutive.  Accordingly, basic and diluted net loss per share are the same.  For 2005 and 2004, the Company had the following outstanding options and warrants that are considered anti-dilutive:

	Outstanding 2005	Outstanding 2004

Stock options	17,414,449	8,375,000
Stock warrants	16,816,250	20,990,000

Total outstanding options and warrants	34,230,699	29,365,000

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, receivables, accounts payable, notes payable and accrued liabilities and expenses.  All instruments are accounted for on a historical basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, as amended and restated, the Company has incurred an accumulated deficit of $19,448,496, which includes a net loss of $8,456,236 for the year ended December 31, 2005, and has a working capital deficit and revenues of $1,073,538.  The Company is currently marketing the TPF Thermoplastic Flowforming technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF Thermoplastic Flowforming technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced thermoplastic composite, through its 50% interest in its joint venture, LRM.  LRM management is also marketing the TPF Thermoplastic Flowforming technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  LRM management anticipates that the joint venture company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Guarantees and Restricted Cash

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("hereinafter" FIN 45 or Interpretation").  FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Certain guarantees, including (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition.  These guarantees, however, are subject to the disclosure requirements of the Interpretation.  Although there is a capital lease in place which was executed by LRM, Envirokare, as a parent has not guaranteed this debt which is owed to a third party, and in fact has a third party position, with respect to the capital lease obligation, which is excluded from the disclosure requirements of the Interpretation, and the Company is not required to recognize a liability for the guarantee by its subsidiary.  Although a Company subsidiary (LRM) has guaranteed debt owed to a third party, this guarantee is excluded from the provisions of FIN 45 related to liability recognition.  The Company has elected to disclose the transaction for purposes of providing additional clarity to its subsidiary's operations.

During the year ended December 31, 2005, the Company's joint venture interest, LRM, secured a capital lease for purposes of acquiring a key component of production line equipment.  The Company borrowed the funds required to acquire the equipment and will make payments on this obligation over a five year period, commencing in 2006.  The Company shows the cash received from this financing as Restricted cash and in its Prepaid expense accounts on its consolidated balance sheets.  See Note 12.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes  and Error  Corrections," (hereinafter "SFAS No. 154") which replaces Accounting  Principles Board Opinion No. 20, "Accounting  Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28".  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Reclassification and Restatement

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.  Additionally, the Company has restated its financial statements for the year ended December 31, 2003 and 2004.  See Note 15.

Research and Development

Research and development costs are expensed as incurred.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to seven years.  Molds will be depreciated over their estimated useful lives once placed in service.  During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $112,912.  None of the molds expensed during the year ended December 31, 2005, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets.  The costs included in molds as of December 31, 2005 are comprised of design, machining, manufacturing and delivery and relate to the Beam mold and are valued at $16,000.  This mold is being depreciated over a five year period.  Depreciation expense for the year ended December 31, 2005 and 2004 is $39,674 and $4,128, respectively.

The following is a summary of the Company's equipment and related accumulated depreciation at December 31, 2004 and 2003:

	2005	2004

Furniture and fixtures	$-	$7,129
Office equipment	25,292	25,292
Molds	16,000	170,912
Equipment	482,137	-
Buildings	50,000	-
Land	350,000	-

	923,429	203,333
Less: Accumulated depreciation	(47,663)	(12,538)

	$875,766	$190,795

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Intangible assets are tested for impairment on an annual basis. At December 31, 2003, the Company has impaired the carrying value of its intangible assets, as more fully described below.  At December 31, 2005 the Company believes no further impairment of its intangible assets was necessary.

License Agreement

In March 2001, the Company obtained the rights to its TPF Thermoplastic Flowforming process in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF Thermoplastic Flowforming technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The Company and TCD agreed to extend the license agreement term to March 10, 2005, wherein no additional consideration was required for the term extension.  The Company has determined that it was appropriate to amortize the value of the license over the initial period of the license grant, which expired September 30, 2003.  Accordingly, the Company has amended its financial statements for the periods ended December 31, 2001, 2002 and 2003 to reflect the full amortization of the license value.  The amortization of the license increased the accumulated deficit for the years ended December 31, 2001 and 2002 by $157,500 and $210,000, respectively.  The charge to earnings for the period ended December 31, 2003 was $157,500.

Patent Acquisition Costs and Technology Rights

On December 1, 2000 the Company through its wholly-owned subsidiary, Electroship Acquisition Corporation, acquired technology rights, in exchange for common stock shares in the Company.  See Note 7.  The acquired technology rights relate to an application stage patent for an invention that is expected to facilitate shipping commerce and/or for processing information regarding shipping services in a network environment.  This acquisition was valued using the trading price of the Company's common stock at the date of acquisition.  The Company amended its financial statements for the years ended December 31, 2001 and 2002 to provide for amortization of the Electroship patent.  The effects of the amortization for the prior years ended resulted in an increased charge to amortization in the amount of $113,235 in each year ended.  The effect of the amortization also increased the accumulated deficit in the amount of $113,235 in each of the years ended.  The Company also recorded amortization for the Electroship patent in the amount of $28,309 for the quarters ended March 31, June 30 and September 30, 2003, which amortization increased the charge to amortization for the respective periods.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 5 – NOTES PAYABLE TO SHAREHOLDERS

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the year ended December 31, 2005, the Company has amortized this discount on debt in an amount of $10,936.  The accumulated amortization for the discount on debt relating to this promissory note is $25,520. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  During the year ended December 31, 2005, the Company has amortized this discount on debt in an amount of $26,000.  The accumulated amortization for the discount on debt relating to this promissory note is $52,000. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  During the year ended December 31, 2005, the Company has amortized this discount on debt, in an amount of $198,679.  For the year period ended December 31, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $397,358.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 6 – LONG-TERM DEBT

Summarized information about the Company's long-term debt at December 31, 2005 and 2004, is as follows:

	2005	2004

Shareholder notes, monthly principal and
interest payments at 15%, maturing July and December, 2006, uncollateralized	$124,795	$200,901

Shareholder notes, monthly interest
payments at 12%, maturing December,
2006, uncollateralized	1,375,890	1,375,890

Note payable, interest accrued at 10%,
payable at an undetermined date
(see Note 9), uncollateralized	61,965	61,965

Capital lease agreements, maturing at
various date in 2006, 2007, and in 2010
collateralized by equipment	323,455	10,991

Note payable, monthly principal
and interest payments at 12%, maturing
October, 2008, uncollateralized	10,144	13,436
Note payable to TCD shareholders, (Net Present Value), 12% discount rate, maturing at various dates until 2013	5,683,972	-
Less: Current portion	(1,572,794)	(170,299)

	$6,007,427	$1,492,884

Loan maturities for each of the five years following December 31, 2005 are as follows:

2006	$1,600,237
2007	111,694
2008	104,581
2009	96,288
2010	96,288

$2,009,088

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 7 – COMMON STOCK

During the year ended December 31, 2005, the Company issued 3,612,500 shares of its common stock when warrants were exercised at prices ranging between $0.25 and $0.50 per share for a total of $920,317 in cash proceeds and $300,629 set off against accrued wages payable.  Additionally, 1,076,086 shares were issued when stock options were exercised at prices ranging between $0.23 and $0.30 per share for a total of $362,358 in cash proceeds and $47,000 set off to accounts payable for legal services.  In addition, the Company issued 614,465 shares of its common stock when options were exercised by a former Company executive at $0.23 per share, with payment set off against severance owing to the former executive.  See Note 9.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)").  This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans.  SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company does not expect an impact on its overall results from operations and financial position from adopting the provisions as provided for under SFAS No. 123R.

The following assumptions were made to value the stock options and warrants for the year ended December 31, 2005: risk-free interest rate of 3 to 4%, volatility ranging from 72% to 94%, and terms of three to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2004: risk-free interest rate of 4%, volatility of 53%, and terms of three to nine years.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

All of the Plan options granted by the Company are exercisable upon issuance.  The Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales in any year of option shares equal to 25% of the total number of shares received under the optionee's grant.  The Plan requires early exercising of the stock options for various reasons, including employment termination, separation from services, and cancellation or completion of consulting contracts.

The Company filed a Form S-8 under the Securities Act with the Securities and Exchange Commission in March 2000 to register 1,150,000 shares (2,300,000 as adjusted for the stock split) of common stock authorized for issuance under the Plan.  In September 2000, the Company filed Post-Effective Amendment No. 1 to the Form S-8, to register the remaining 1,700,000 shares under the Securities Act.

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	6,134,449	7.75	$0.23	6,134,449	$0.23
0.30	50,000	3.75	0.30	50,000	0.30
0.40	250,000	3.75	0.40	250,000	0.40
0.575	250,000	3.75	0.575	250,000	0.575
0.75	600,000	10.00	0.75	0	0.75
0.94	1,300,000	2.15	0.94	1,300,000	0.94
0.965	8,830,000	9.45	0.965	6,330,000	0.965

$0.23 - 0.965	17,414,449	8.15	$0.68	14,314,449	$0.63

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	2,598,570

Following is a summary of the Company's stock option activity during the year ending December 31, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,375,000	$0.25
Granted	1,300,000	0.94
Granted	8,830,000	0.97
Granted	600,000	0.75
Exercised	(1,690,551)	0.23

Options outstanding at December 31, 2005	17,414,449	$0.68

Options issued, for the year ended December 31, 2005, by the Company totaled 10,730,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants, at a strike price of $0.94 per share and a three year exercise period with immediate vesting of the option grants, and 8,830,000 shares issued to the Company's management team and consultants, at a strike price of $0.965 per share and a ten year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above but are included in the options issued section of the tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves: (i) $40,000,000 in annual revenue or (ii) has 17% profit based on pre tax income, in any 4 calendar years ending December 31, 2005, 2006, 2007 and 2008.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM Industries. The fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.  See Note 13.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Additionally, the Company granted 600,000 options to Board members during the year ended December 31, 2005, at a strike price of $0.75 per share.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company will not recognize the effect of the compensation, until such time as the options vest.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are, a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The options granted to Company management and consultants were rewards for efforts expended and achievements made by virtue of completion of the merger agreement of TCD into the Company's wholly-owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, Nova Chemicals, Inc. and for various additional management services provided to the Company since 2003 and as incentive for services to be provided to the Company in future years.  The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in this Note 9 as, a risk-free interest rate of 3%, volatility of 72% and a term of ten years.  The expense recorded during the period ended June 30, 2005 is $4,747,500 and allocated to Professional fees – related parties and Professional fees – other, in the amounts of $4,653,900 and $93,600, respectively.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as previously set out, will be achieved.

The weighted average fair market value of stock options granted for the years ended December 31, 2005 and 2004 was $0.68 and $0.28, respectively.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at December 31, 2005 and 2004 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,990,000	$0.20 - $0.75	$0.36	2/05 - 9/14

Exercise of warrants	(3,612,500)	$0.25 -$0.50	$0.28	12/05 – 2/06

Expiration of warrants	(561,250)	$0.40 - $0.75	$0.45	2/05 – 12/05

Balance, December 31, 2005	16,816,250	$0.20 - $0.75	$0.37	2/05 - 9/14

During the year ended December 31, 2005, 3,612,500 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.25 - $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  An additional 561,250 warrants expired during the year ended December 31, 2005.

During the year ended December 31, 2004, the Company issued 7,428,750 warrants valued at $376,598, less issuance costs of $122,118.  In October of 2004, the Company issued an extension offer to existing holders of the Company's warrants that expired after January 1, 2004.  The extension offer, provided at a price of $0.02 per warrant, increased the exercise period of the related warrants by fifteen months from the current date of expiration.   The Company received cash proceeds of $102,825 from participants to the warrant extension offering.  Additionally, the Company issued 1,400,000 warrants under an exclusivity agreement with Nova Chemicals, Inc.  These warrants were immediately exercised in December 2004; therefore no value was assigned. See Note 13.  Also during 2004, 400,000 warrants expired.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003 and 2004, the Company has amortized this discount on debt, in the amounts of $3,646 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646 and $14,584.  During the year ended December 31, 2005, the Company has amortized this discount on debt in an amount of $10,936.  The accumulated amortization for the discount on debt relating to this promissory note is $25,520. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $26,000.  This amortized amount increased accumulated amortization for the year ended December 31, 2004 in the amount of $26,000.  During the year ended December 31, 2005, the Company has amortized this discount on debt in an amount of $26,000.  The accumulated amortization for the discount on debt relating to this promissory note is $52,000. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31 2004, the Company has amortized this discount on debt, in an amount of $198,679.  During the year ended December 31, 2005, the Company has amortized this discount on debt, in an amount of $198,679.  For the year period ended December 31, 2005, this amortized amount increased accumulated amortization pertaining to this promissory note to $397,358.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 5.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 10 – RELATED PARTIES

During the year ended December 31, 2005, options issued by the Company totaled 10,730,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants and 8,830,000 shares issued to the Company's management team and consultants.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above but are included in the options issued section of the tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members.  See Note 9.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Additionally, during the year ended December 31, 2005, the Company granted 600,000 options to Board members during the period year ended December 31, 2005.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company will not recognize the effect of the compensation, until such time as the options vest.

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

The Company hired a chief executive officer in 2003 and agreed that a portion of his compensation in the first and second year of his employment would be recorded as deferred compensation that earned interest.  Accordingly, the Company has accrued $94,999 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this officer 2,000,000 options to purchase shares of common stock at a price of $0.23 per share.

The Company hired a new director of operations in 2003 and agreed that a portion of his compensation in the first and second year would be recorded as deferred compensation that earned interest.  Accordingly, the Company has accrued $52,863 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this director 500,000 options to purchase shares of common stock at a price of $0.23 per share.

The Company hired a new chief operating officer in 2003 and agreed that a portion of his compensation in the first and second year would be recorded as deferred compensation that earned interest.  Accordingly, the Company has accrued $43,399 of deferred compensation and interest in the financial statements at December 31, 2004.  Additionally, the Company granted to this director 1,200,000 options to purchase shares of common stock at a price of $0.23 per share.

A former officer and director of the Company received $32,000 in cash from the Company for consulting services rendered during the year ended December 31, 2003.  A former executive vice president of the Company received $65,920 in cash for consulting fees during the year ended December 31, 2003.

On November 5, 2002, the Company granted 250,000 stock options to a director of the Company that provided the option holder the right to purchase an equivalent number of common stock shares.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

On March 14, 2001, the Company granted 100,000 stock options to the then president of the Company that provided the option holder the right to purchase an equivalent number of common stock shares.  Effective May 1, 2001, this individual resigned as president of the Company and remained a member of the board of directors until November 27, 2001.  The options granted to him expired unexercised on May 27, 2002.

On March 14, 2001, the Company granted 300,000 stock options each to the former vice president of administration of the Company, and the former executive vice president of the Company, that provided the option holders the right to purchase an equivalent number of common stock shares.  These option holders resigned their respective positions with the Company on November 28, 2001.  The options granted to them expired unexercised on May 28, 2002.

On January 16, 2001, the Company granted 100,000 stock options to a member of the board of directors of the Company that provided the option holder the right to purchase an equivalent number of common stock shares.  Effective September 13, 2001, this person resigned as a member of the board of directors of the Company.  The options granted to this person expired unexercised on March 13, 2002.

Stock options in an amount of 2,300,000 were issued by the Company enabling the option holders to purchase an equivalent number of common stock shares during the year ended December 31, 1999.  Of these stock options, 1,000,000 were issued to related parties.  Of these related party stock options, 500,000 expired unexercised during September 2000 and 500,000 expired unexercised during June 2002.  During the year ended December 31, 2000, the Company granted 200,000 stock options enabling the option holder to purchase an equivalent number of common stock shares to the then president of the Company.  On December 11, 2000, the president of the Company resigned and remained a member of the board of directors of the Company until December 8, 2001.  The stock options that were granted to this former president of the Company expired unexercised during June 2002.

On August 8, 2000, the Company authorized a shareholder's loan to in the amount of $15,000.  This loan was retired during December 2001 in consideration of consulting services provided to the Company by this individual.

NOTE 11 – INCOME TAXES

At December 31, 2005, the Company had net deferred tax assets of approximately $2,800,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The significant components of the deferred tax asset at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

Net operating loss carryforward	$8,300,000	$5,170,000

Deferred tax asset	$2,800,000	$2,040,000

Deferred tax asset valuation allowance	$(2,800,000)	$(2,040,000)

At December 31, 2005, the Company had net operating loss carryforwards of approximately $2,800,000, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2004 to December 31, 2005 was $760,000.

The Company recognized $4,747,500 and $544,184 of losses from the issuance of stock options during the years ended December 31, 2005 and 2004, respectively, which were not deductible for tax purposes. The Company also recognized $741,000 of losses from the issuance of stock options during the year ended December 31, 2005, which were not deductible for tax purposes.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services. A security deposit was paid in the amount of $8,303.  Total payments under the lease for the year ended December 31, 2005 were $22,710.

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  The lease ended during the current reporting period.  A security deposit was paid in the amount of $2,600, and the return of this deposit is pending.  Total payments under this lease for the year ended December 31, 2005 and 2004 were $24,192 and $38,243 respectively.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space was being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amounted to $2,121.  Total net lease payments for the year ended December 31, 2005 and 2004 were $27,940 and $27,344, respectively.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the year ended December 31, 2005 and 2004, the Company recorded payments in amounts of $14,034 and $29,155, respectively, related to these transactions.

Future annual minimum operating lease payments for the terms of the New York lease agreements are as follows for the years ending December 31:

New York Office

2006	$54,504
2007	$31,794

The Company leases its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM Industries, LLC.  The two-year agreement provides for rents of $7,000 per month.  These transactions have been eliminated in the consolidation of these financial statements.

Capital Leases Agreements

During the year ended December 31, 2005, the Company's joint venture interest, LRM, secured a capital lease for purposes of acquiring a key component of production line equipment.  The equipment is valued at $392,200 and LRM had not taken delivery of the equipment as of the year ended December 31, 2005.  The Company will record the equipment in its property, plant and equipment, upon delivery, which is scheduled for the second quarter of 2006.  The Company borrowed the funds required to acquire the equipment and will make monthly payments on this obligation, in an amount of $8,024, over a five year period, commencing January 2006.  The Company shows the cash received from this financing, in an amount of $296,000, as Restricted cash and an amount of $96,200 as a Prepaid expense on its consolidated balance sheets.  See Note 2.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue its legal options during the fourth quarter of 2005.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations. Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  For the year ended December 31, 2005, the accrued interest balance on these promissory notes is $44,031, and this amount is shown in the Company's Balance Sheet under the accrued interest account.

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

On August 7, 2003, Mr. Steve Pappas, one of the Company directors and major shareholders, created a voting trust with certain of his Company shares.  Although by its terms the voting trust was to remain in full force and effect until August 7, 2006, on or about May 2005, Mr. Steve Pappas made demand upon both the Company and his trustee to immediately terminate the trust and charged both the Company and certain of its other directors with, among other things, having acted improperly in the issuance by the Company of certain stock options.

By reason of the foregoing, on or about June 10, 2005 the Company filed its complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company complaint was subsequently amended to correct a technical defect in its jurisdictional statement and to add multiple claims that while Mr. Steve Pappas, the Defendant, was President, CEO and Chairman of the Company he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company is entitled to be reimbursed.  Mr. Steve Pappas, has denied all of the Company claims and has filed counterclaims seeking affirmative relief by (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust has breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the Board of Directors; (4) seeking to force the Company to indemnify him for expenses he incurred as a result certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with defending the claims asserted against him in the Company's amended Complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by the Company representatives for services performed on behalf of the Company.  Management expects this litigation to be resolved in a manner favorable to the Company and does not believe that it should have any material adverse effect on the results of its operations.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 13 – ACQUISITIONS

In March, 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter, "ECC").  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC.  Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the operating assets in TCD were assigned to LRM, through ECC.   TCD, as such, has no operations and LRM is the operating entity.  Accordingly, the Company consolidates LRM's operations in its reporting.  As a result of the structure as previously described, there are no operating results for TCD to report.  LRM reports its financial activities on a quarterly basis and has elected a year end of December 31.  The operating activities of LRM are consolidated in the Company's periodic financial reports.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period totaling $15 million.   The current value of this note was determined by applying a discount rate of 12%.  The original note value under this discount was $8,157,208, of which $2,500,000 was paid during the quarter ended March 31, 2005.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Also in March, 2005, the Company announced that ECC executed a 50/50 joint venture agreement with Nova Chemicals, Inc., and created a new company, LRM, to commercialize the Company's TPF Thermoplastic Flowforming technology and process.  The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF Thermoplastic Flowforming business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals has contributed $5,000,000 in cash and has agreed to contribute future services valued at $1,000,000.  The joint venture is accounted for as a subsidiary of the Company.

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Contracts in-process	12,500
Patents	7,394,708

Net assets contributed	$7,757,208

The Company issued 1,300,000 options to employees and consultants of LRM (former employees of TCD), in connection with the acquisition of TCD.  Aspects of this issuance were previously discussed in Note 9, above.  The value ascribed to contributed patents includes 1,300,000 common stock options, which were valued at $741,000.  This amount is included in the contribution made by the Company in the acquisition of TCD and included under patent costs.  The Black-Scholes model was utilized to calculate the value of these options and the assumptions used to calculate the fair value of the options issued to former TCD shareholders were a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The calculated value for these option shares was $0.57 per share and the options were granted at an exercise price of $0.94 per share.  The options were treated as an element of the acquisition cost of TCD and the option value has been accounted for as a component of the acquired patents.  The Company has also contributed equipment and in-process contracts to LRM, in the amounts of $350,000 and $12,500 respectively.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 14 – EXCLUSIVITY AGREEMENT

In June 2004, the Company entered into a short-term exclusivity agreement with Nova Chemicals, Inc. related to the use, license or sublicense of the Company's TPF Thermoplastic Flowforming technology.  Under the agreement, Nova paid the Company $250,000 and the Company issued to Nova a common stock purchase warrant for 1,250,000 shares at a purchase price of $0.20 per share.

During the third quarter of 2004, the Company received an additional $30,000 from Nova and announced that the term of its exclusivity agreement with Nova had been extended to December 1, 2004 and that Nova was entitled to receive 150,000 additional common stock purchase warrants exercisable at $0.20 per share.

In December of 2004, the Company received $280,000 from Nova when the aforementioned common stock purchase warrant was exercised.  The Company announced that it was negotiating definitive agreements with Nova to form a joint venture for the purpose of commercializing new TPF Thermoplastic Flowforming technology.  This joint venture was subsequently formed in March 2005 and is more fully described in Note 13.

NOTE 15 – CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 15 and in more detail in respective Notes above.

Amortization of TCD License

In March 2001, the Company obtained the rights to its TPF Thermoplastic Flowforming process in exchange for cash consideration of $525,000.  The Company has determined that it was appropriate to amortize the value of the license over the initial period of the license grant, which expired September 30, 2003.  See Note 4.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Stock Options and Warrants

The consolidated financial statements for the years ended December 31, 2004 and 2003 had been restated to correct information concerning stock options granted during 2003, and the Company's valuation thereof.  The effect of the restatement was to increase related party consulting fees as reported and stock options and warrants in the amount of $529,811.  Accordingly, the Company's accumulated deficit at December 31, 2003 had been restated to reflect this correction.  The correction increased the Company's loss per share by $0.02.

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

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company discovered, after the original issuance of the financial statements for the period ended June 30, 2005, that common stock options effective in June 2005 had not been included in the original reporting of financial position and activities.  The Company issued stock options for the acquisition of up to 8,830,000 shares of common stock.  As more fully described in Note 9, the fair value adjustment for consulting fees resulted in $4,747,500 of expenses being recognized.

The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 15, resulted in the following changes to the Company's financial statements:  For the year ended December 31, 2004, the Company had originally reported a net loss of $1,824,817, and the corrected net loss is $2,060,434.  The Company had reported an accumulated deficit of $7,874,110, which is now recognized as $10,992,260.  The Company's losses per share increased by $.01 per share, from $.05 to the corrected value of $.06 per share.  For the nine month period ended September 30, 2005, the Company had originally reported a net loss of $1,079,582, and the net corrected loss is $7,339,303.  The Company had reported an accumulated deficit of $8,953,819, which is now recognized as $18,331,692.  The Company's losses per share remain as previously reported at $0.18 per share.

NOTE 16 – DEVELOPMENT STAGE REPORTING

During the year ended December 31, 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

NOTE 17 – SUBSEQUENT EVENT

NOVA Chemicals, Inc. agreed to a one year extension of the existing in-kind services agreement entered into with LRM in March 2005.  The two year agreement was extended for an additional year, through to March 2008.

ENVIROKARE TECH, INC.
PROFORMA FINANCIAL STATEMENTS

The following proforma financial statements reflect the combination of Envirokare Tech, Inc. ("Envirokare") with TCD Inc. ("TCD") for the periods presented.  The TCD proforma statements of operations are presented for the two months and three days ended March 3, 2005.  The Envirokare proforma statements of operations are presented for the year ended December 31, 2005. The proforma balance sheet is presented at December 31, 2004 for both Envirokare and TCD.  The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Envirokare and the shareholders of TCD.

The proforma financial statements have been prepared utilizing the historical financial statements of Envirokare and TCD.  These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Envirokare and TCD.

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements.  All intercompany accounts and transactions have been eliminated.  Both Company's have a December 31 year end.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

ENVIROKARE TECH, INC.
Balance Sheets

PROFORMA

	Envirokare	TCD			Proforma
					Combined
	December 31,	December 31,			December 31,
	2004	2004	Eliminations		2004

Assets

Current
Cash and equivalents	$432,155	$5,509	$-		$437,664
Accounts receivable and contracts receivable	22,466	173,958	-		196,424
Inventory	43,216		-		43,216
Employee, related party receivable	1,864		-		1,864

Total Current Assets	499,701	179,467	-		679,168

Property, Plant and Equipment	190,795	63,000	687,000	a	940,795

Other Assets
Intangibles, net of amortization ( contracts in place)		-	12,500	a	12,500
Patents	33,939	-	7,427,708	a
			(185,468)	b
					7,276,179

Total Other Assets	33,939	-	7,254,740		7,288,679

					-
Total Assets	$724,435	$242,467	$7,941,740		$8,908,642

Liabilities

Current
Accounts payable	$330,933	$3,000	$-		$333,933
Deposits, customers	61,215		-		61,215
Deposits, exclusivity agreement	280,000		-		280,000
Accrued liabilities	229,096		-		229,096
Capital lease	5,200		-		5,200
Current portion of notes payable, related parties	100,197	54,000	-		154,197
Notes payable, current	64,902		-		64,902
Note payble to SH of TCD			8,127,208	a	8,127,208

Total Current Liabilities	1,071,543	57,000	8,127,208		9,255,751

Long-Term Liabilities
Capital lease	5,791		-		5,791
Notes payable, net	10,499		-		10,499
Notes payable, related parties, net of current portion and discount	1,009,006	-	-		1,009,006

Total Liabilities	2,096,839	-	8,127,208		10,281,047

Commitments and Contingencies	-	-	-		-

Stockholders' Equity
Preferred stock	-	-	-
Common stock	38,944	500	(500)	b	38,944
Additional paid-in capital	5,895,238		-		5,895,238
options and warrants	3,685,675		-		3,685,675
Retained earnings (deficit) during development stage	(10,992,260)	184,968	(184,968)	b	(10,992,260)

Total Stockholders' Equity	(1,372,403)	185,468	(185,468)		(1,372,403)

					-
Total Liabilities and Stockholders' Equity	$724,436	$242,468	$7,941,740		$8,908,644

See accompanying notes to proforma financial statements.

a	to record acquisition of TCD for note payable and allocation of of purchase price to acquired assets
b	to eliminate TCD equity

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Envirokare	TCD		Proforma
				Combined
				Total
		March 3,
	December 31,	2005	Eliminations	December 31,
	2005	(unaudited)	(unaudited)	2005

REVENUES	$1,073,538	$203,958	$-	$1,277,496
				-
COST OF GOODS SOLD	(564,059)	(207,575)	-	(771,634)

				-
GROSS PROFIT	509,479	(3,616)	-	505,863

				-
E X P E N S E S				-
Consulting fees - related parties	6,097,984	-	-	6,097,984
Consulting fees - other	287,381	34,833	-	322,215
Board of directors fees	16,250	-	-	16,250
Rent	94,604	-	-	94,604
General and administrative	831,501	22,049	-	853,550
Depreciation and amortization	344,415	-	-	344,415
Professional fees	446,281	-	-	446,281
Research and development	334,391	-	-	334,391
Wages and salaries	42,135	37,522	-	79,657

TOTAL EXPENSES	8,494,943	94,404	-	8,589,347

LOSS FROM OPERATIONS	(7,985,464)	(98,020)	-	(8,083,484)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	280,000	-	-	280,000
Loss on sale of assets	(1,396)	-	-	(1,396)
Other income	13,561	(1,872)	-	11,689
Interest expense	(1,041,638)	-	-	(1,041,638)

TOTAL OTHER EXPENSE	(749,474)	(1,872)	-	(751,346)

LOSS BEFORE INCOME TAXES	(8,734,938)	(99,892)	-	(8,834,830)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	274,516	-	-	274,516

NET INCOME (LOSS)	$(8,460,422)	$(99,892)	$-	$(8,560,314)

NET INCOME (LOSS) PER SHARE	$(0.20)	$(199.78)	$-	$(0.21)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	41,307,819	500	-	41,307,819

See accompanying notes to proforma financial statements.

ENVIROKARE TECH, INC.
NOTES TO PROFORMA FINANCIAL STATEMENTS

On March 3, 2005 Envirokare Tech, Inc. ("Envirokare"), effectively completed the acquisition of 100% of the outstanding shares of Thermoplastic Composite Designs, Inc. ("TCD"). In consideration of this transaction Envirokare paid $2,500,000 of cash and scheduled future payments in the amount of $12,500,000.   The current value of this note was determined by applying a discount rate of 12%.  The original note value under this discount was $8,157,208, of which $2,500,000 was paid during the quarter.

Additionally options to purchase up to 1,300,000 shares of Envirokare common stock were issued to a certain TCD shareholder and other TCD employees as an inducement to join a joint venture entity newly formed by Envirokare and Nova Chemicals Corp. pursuant to the share exchange and Merger Agreement between the parties, dated March 3, 2005.

The accompanying proforma financial statements contain adjustments to characterize the transactions of TCD as those of Envirokare for the periods presented.  The proforma statements of operations are presented for the two months and three days months ended March 3, 2005 for TCD and the year ended December 31, 2005 for Envirokare.  The proforma balance sheet is presented at December 31, 2004 for TCD and at December 31, 2004 for Envirokare.   The adjustments to the December 2004 proforma balance sheets are as follows:

a.       This adjustment is to record the acquisition of TCD for notes payable ($8,127,208) and allocation of purchase price to the acquired assets ($687,000), intangible assets ($7,427,208) and contracts in-place ($12,500).

b.      This adjustment is to eliminate TCD equity ($185,468).

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

Registrant	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer