Form 10KSB/A
period 2004-12-31
ENVIROKARE TECH INC
filed 2006-04-07
CIK 1065677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A No. 3

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

                On March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with Thermoplastic Composite Designs, Inc. ("TCD") that, subject to certain limitations, allows the Company to commercially exploit TCD's proprietary TPF Thermoplastic Flowforming™ process for itself and on behalf of Company licensees.  In addition, Envirokare and ECC also entered into a merger agreement with TCD and its shareholders ("Shareholders"), which provided for the merger of TCD into ECC under certain terms and conditions.

                Subsequent to the end of the Company's fiscal year on March 3, 2005, the Company completed a merger of TCD, a Florida corporation into ECC, its wholly-owned subsidiary resulting in the acquisition of TCD assets including real property, plant, equipment and intellectual property in exchange for cash and notes as outlined below.  These merger terms were modified from the March 30, 2001 agreement.

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

                In November 1999, the Company engaged TCD to design and supply a system to manufacture a pallet (the "Pallet", or sometimes referred to herein as the "E Pallet") and other contemplated materials handling products and to assist in making Pallet design modifications to meet product specifications provided by the Company.  The Company subsequently acquired licensing rights to the TPF Thermoplastic Flowforming process in 2001.

                On December 21, 2000, the Company, Electroship Acquisition Corp, a New York corporation and a wholly-owned subsidiary of Envirokare ("EAC"), and Electroship (N.Y.) Inc., a New York corporation ("Electroship") consummated the merger of Electroship with and into EAC with EAC continuing as the surviving corporation (the "Merger").  The consideration received by Electroship Partners, the former shareholder of Electroship, in the Merger consisted of 2,500,000 shares of the common stock, par value $.001 per share of Envirokare.  Electroship Partners has since dissolved and distributed its assets, including such shares, among its former partners.  Electroship was engaged in the business of developing wireless tracking technology for the shipping industry.

                As of the end of the Fiscal Year, the Company was in the development stage and had not yet generated material operating revenues.

Business of the Issuer

                Envirokare's business is the exploitation of the proprietary TPF Thermoplastic Flowforming technology through manufacturing, marketing and sales of very large (10's to 100's of pounds) long-fiber-reinforced, thermoplastic products fabricated under its exclusive TPF Thermoplastic Flowforming technology license.  The end-use products of this process are currently fabricated using other materials (wood, metal, concrete or reinforced thermoset resins - fiber-glass).  They often require costly fabrication or assembly operations. In other cases, the products do not exist today and have become feasible only because of the revolutionary TPF Thermoplastic Flowforming process capabilities. Envirokare intends to replace or enhance the existing products with more cost-effective, durable and lighter-weight materials which can be converted at low cost into highly functional and lower cost products.

                The second area of focus for the company is the licensing of the proprietary TPF Thermoplastic Flowforming process technology to manufacturers, converters or in strategic alliances when the products to be made or markets to be served are best addressed by such a licensee.  Licensing to manufacturers or converters will include up-front license fees plus royalty payments.  Fees and royalties will vary with the scope of the license and any exclusivity provisions afforded the licensee. License fees will also vary with the scope of the license granted.

                The Technology: The TPF Thermoplastic Flowforming process is a unique, patented and economically attractive process for producing very large (10-200lbs and greater 10 square feet) or very high volumes of medium sized parts from thermoplastic polymers blended with long (.5" to 3") reinforcing fibers such as glass, carbon, Kevlar™ (Kevlar™ is a registered trademark of E.I. duPont de Nemours and Company) and others.  The products produced by this process are unique in that they contain long fiber strands, which impart high modulus and strength typical of high-performance reinforced plastics.  These TPF Thermoplastic Flowforming products also possess the unique feature of having uniform mechanical properties in three dimensions.  The TPF Thermoplastic Flowforming process can produce complex shapes with multiple functionality (features) molded in low-cost, low-pressure (less than 100 psi) molds (i.e. aluminum or ceramic).

                The heart of the technology involves a simple but elegant delivery system, which distributes the molten polymer and fiber mixture in a near-net-shape of the final molded article. As a result, the final molding step requires minimal movement of the molten reinforced polymer and requires exceptionally low pressure to complete the consolidation and surface finishing of the part. The benefits of this near-net-shape lay down of the molten polymer are low fiber breakage and random fiber orientation (anisotropic), providing maximum uniform strength in the final part.  Lower capital costs in terms of the press tonnage required and low mold costs are additional benefits of TPF Thermoplastic Flowforming.  The lower mold costs make possible the manufacture of low volume part runs resulting from the lower amortization costs of the mold. This translates into enhanced performance and lower cost for the products and higher value for the end-user.  The TPF Thermoplastic Flowforming process is robust in terms of the volumes and the variety of resins, fibers, fillers, pigments, stabilizers and coupling agents, which can be efficiently processed.  Resin throughputs for the process are variably designed based on application and range into the 1000s of pounds per hour.  Insert molding of reinforcing members, fasteners or attachments is also exceptionally simple in the TPF Thermoplastic Flowforming process.  Consumer quality aesthetic finishes can be produced using the unique TPF Thermoplastic Flowforming process technology.

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

                Subsequent to the end of the Company's fiscal year the Company closed certain transactions set out in section (a) above so that its TPF Thermoplastic Flowforming business will be conducted through its interest in LRM Industries, LLC, a 50-50 joint venture with NOVA Chemicals, Inc.

               TPF Thermoplastic Flowforming Defined Applications:  Identified markets for the TPF Thermoplastic Flowforming process and long-glass-fiber reinforced thermoplastic resins include aerospace, communications, construction, housing, marine, material handling, medical, electrical, communications,  military and transportation. Identified and developing applications include, fieldable housing, door skins, piping, utility boxes, beams, marine decking, power pole cross-arms, pallets, medical backboards, radomes and flooring panels among others. Some applications have already been commercialized by TCD including fieldable shelters and stretchers.  Still other applications have had TPF Thermoplastic Flowforming products tested and qualified such as the E-pallet and the automotive pallet.  Numerous other applications are in the conceptual and design stages and appear highly attractive in terms of volume, pricing and feasibility.

                The company has current requests and inquiries to supply quantities of several different pallet products and beams.  The combined requests for pallet products in the first year, from materials handling industry participants, exceeds 7 million pounds of production.  This volume alone would consume the start-up capacity of the initial Envirokare production line in the first full year of operation.  These applications are forecasted to grow to more than 18 million pounds of demand in the second year of operation.  In addition, there are several application development activities that could generate additional volume demand in the second and third year of operation totaling more than 50 million pounds.  There is no assurance that contracts for this production will develop or if  it does develop that the Company will have sufficient resources to generate this production.

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

                In the more competitive materials handling market, Envirokare has been working closely with a leader in the materials handling industry to develop a plastic pallet application which in the worst case represents an average selling price of $1.05 - $1.14 per pound based a polypropylene and long glass fiber at a production cost of approximately $0.78 per pound.  The anticipated demand for pallet applications is estimated to exceed 5 million pounds per year based on current market usage.  This represents an opportunity for gross margins between 26-32% in one of the most competitive industries examined to date.  This sets a range of average selling prices for products produced by the TPF Thermoplastic Flowforming process between $1.05 and $2.00 per pound.

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

Products; Product Development

                The Pallet

                The Company anticipates that one of its first products to be commercialized will be the E Pallet, made through the TPF Thermoplastic Flowforming process (as discussed above).  The E Pallet is comprised of long-fiber reinforced recycled material and is 100% recyclable.

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

                Commencing in May 2000, additional Pallet testing and evaluation was conducted by the Pallet and Container Research Laboratory of Virginia Polytechnic Institute and State University, located in Blacksburg, Virginia.  This laboratory is recognized for its work in the area of testing and analysis of products designed for use in the materials handling industry.  Based on the initial test results, the Company and TCD, its product design contractor, made design adjustments to the Pallet.  Further Pallet testing and evaluation through 2001 resulted in further design adjustments.  As a result of the design adjustments and modifications, the first generation mold was deemed to be of no commercial value.  The Company built a second generation mold during 2001, at a cost of $43,000, incorporating design modifications based on technical information derived from tests of the previous mold.  Pallets produced from this mold were tested and evaluated at the Pallet and Container Research Laboratory during the second quarter of 2002.  The study of the second mold evaluated the strength, stiffness and durability of the Pallet as a general purpose pallet with a 2,800 pound weight capacity set as the standard.

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

Raw Materials

                In the event that the Company develops its own manufacturing facilities, these facilities will utilize significant amounts of plastic, differing in grade and price per pound.  There are numerous recycled plastic suppliers in the United States including, K.W. Plastics and Image Products.  The TPF Thermoplastic Flowforming manufacturing process is flexible and allows for the inclusion of plastics of varying grades.  As such, access to raw material required for production of various products that utilize the TPF Thermoplastic Flowforming process in their manufacture is not anticipated to be more than a short term supply issue.  The Company's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of TPF Thermoplastic Flowforming designed and produced products manufactured using virgin or recycled plastics.

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

Competition

                The Company currently faces significant competition with respect products it develops, including the Pallet, and this competition may increase as new competitors enter the market.   The Company's growth strategy is substantially dependent upon its ability to develop, market and distribute its products successfully, and on the ability of its product development customers to successfully market and distribute TPF Thermoplastic Flowforming products developed on their behalf.  Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and, in contrast with the Company, have the advantage of marketing existing established products with existing production and distribution facilities.  There can be no assurance that the Company will be able to successfully develop and market and distribute products on acceptable terms, or at all.  Failure of the Company to develop and market its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                The Company's management believes that no toxic or hazardous materials will be by-products of the manufacturing processes of products that utilize the TPF Thermoplastic Flowforming process in their manufacture.  The TPF Thermoplastic Flowforming process does not emit any VOCs, which are present in many thermoset composites.  Accordingly, management of the Company believes that the Company will not have material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations.  However, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated.  In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company.

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

Item 6.    Management's Discussion and Analysis or Plan of Operation:

                Envirokare Tech, Inc. (the "Company", or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including TPF Thermoplastic Flowforming™.  Subsequent to end of the fiscal year and upon the closing of the  Merger Agreement between the Company's subsidiary Envirokare Composite Corp. and  Thermoplastic Composite Designs, Inc.  and of the Joint Venture Agreement  (LRM Industries, LLC) between Envirokare Composite Corp. and  NOVA Chemicals, Inc. described below, the Company's TPF Thermoplastic Flowforming business is being conducted through it position in LRM Industries, LLC.

                Technology:  The TPF Thermoplastic Flowforming process is a proprietary process developed by Thermo Composite Designs, Inc., that enables the manufacture of large structural parts using long-fiber reinforced thermoplastic resins. The Process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products. TPF Thermoplastic Flowforming process patents are pending.

                Historically, advanced composite materials were utilized almost exclusively by the military and aerospace industries where such usage was normally restricted to the manufacture of small parts due to the inordinate cost of hand application, i.e., the process of manually applying layers of composite materials to a mold or shape. Management believes that the TPF Thermoplastic Flowforming process provides a cost-effective alternative for the in-line production of larger, long-fiber reinforced plastic parts at very low processing costs. The process has key advantages over many manufacturing processes currently in use such as compression molding, injection molding and rotational molding, including significantly, cost savings realized in the reduced labor required to create larger parts made using the TPF Thermoplastic Flowforming process. The cost required to assemble multiple smaller components to generate a complete larger part, which often occurs in current production environments, is higher than with the TPF Thermoplastic Flowforming process.   Material costs will typically also be lower because of its use of recycled material, reuse of its own production scrap and in-line compounding, which is the process of mixing raw material components as an actual part of the production process.

                The TPF Thermoplastic Flowforming process has application in a broad range of industries including: agriculture, automotive, material handling, transportation, marine, medical, waste management and aerospace.   TPF Thermoplastic Flowforming composite products are an advantaged replacement for many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture. As a thermoplastic process, TPF Thermoplastic Flowforming has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

                The Company entered into agreements acquiring this technology through License and Merger Agreements with Thermo Composite Designs, Inc. dated March 30, 2001, the Company, through its wholly-owned subsidiary, Envirokare Composite Corp. ("ECC"), entered into a licensing agreement with TCD that allows the Company to commercially exploit the TPF Thermoplastic Flowforming process.

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

Product Research, Development and Testing:

                General Product Technology Testing: During the second quarter of 2002, the Company engaged the Metis Design Corporation, Inc. ("Metis Design"), formerly Horizon Defense and Aerospace Solutions, Inc., to conduct a review of the TPF Thermoplastic Flowforming technology. Metis Design, based in Cambridge, Massachusetts, is an advanced technology firm specializing in composites consulting, damage monitoring and structural concept design and analysis.

                In September 2002, Metis Design presented the Company's management with final findings regarding the TPF Thermoplastic Flowforming technology. In its report, Metis Design noted that, as the utilization of advanced thermoplastic composite materials has extended into market segments such as military and aerospace, commercial manufacturers are increasingly demanding lower cost, quicker and more flexible reinforced thermoplastic processing techniques. Metis Design found that the TPF Thermoplastic Flowforming process has significant potential to address this need. In addition, Metis Design reported that the TPF Thermoplastic Flowforming process could represent a solution to a long-standing need in the long-fiber reinforced composite manufacturing process the TPF Thermoplastic Flowforming process enables manufacturers to mass-produce at high rates and labor efficiencies compared to many current production techniques, while retaining accuracy and the ability to utilize low molding pressures. The report also noted that the TPF Thermoplastic Flowforming process provides economic advantages over other thermoplastic composite molding methods through reduced labor, material, tooling and machine costs.

                Metis conducted narrow coupon tensile tests on composite material samples produced from the TPF Thermoplastic Flowforming process. These tests are the standard procedure for determining certain mechanical properties of a material. The test results demonstrated that the material properties exhibited in the product, as formed by the TPF Thermoplastic Flowforming process, are comparable to those from products formed through traditional processes, and are similar to those properties published by commercially available materials.

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

                Once redesign work is completed by Metis Design, the Company will conduct further tests on the Pallet, with testing designed to provide information as to the longevity of the Pallet, as compared to pallets made from non- TPF Thermoplastic Flowforming processes, including pallets made from other materials.  Information provided from this additional engineering analysis will further the development of marketing strategies for the Company.  There can be no assurance that this additional engineering will not delay the Company's plans for the commercialization of the Pallet. The Company is presently negotiating with prospective clients who may complete development of the Pallet in cooperation with the Company and make it available for commercialization.  The Company anticipates that the reengineered E Pallet will be available for sale sometime in early 2004.

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

Expected Purchase of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                The closing of the Merger Agreement with TCD combining that company with its wholly owned subsidiary ECC brought into the Company an existing TPF Thermoplastic Flowforming production facility including equipment and leased premises.  The size of this facility is limited and is used primarily for product development and small production runs. During the fiscal year, the Company continued preliminary development work toward the end of creating a full scale production facility for manufacture of Company and third party products, however, no specific site has yet been contracted for.  The Company's business will be conducted through its position in LRM Industries, LLC.  (see above).

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 8A. Controls and Procedures

                The Company’s management has evaluated, with the participation of its principal executive and principal financial officer, John Verbicky, the effectiveness of the issuer's disclosure controls and procedures, as of December 31, 2004 and determined those disclosure controls and procedures to be effective.  Subsequent to the initial assessment concerning the Company’s controls and procedures, the Company determined that a restatement of its financial reports was necessary.

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

                                c.         The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  These include, without limitation, disclosure controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 900,000 warrants issued in connection with a private debt offering undertaken by the Company in December 2003, the Company has elected to amend its treatment of these warrants which results in a charge to earnings of $110,813 for the Fiscal Year ended December 31, 2003 and which charge was recorded as a finance charge in the Company’s Statement of Operations for the year then  ended.

                Notwithstanding the Company's prior disclosures as contained in its prior financial reports related to a warrant exercise that took place during late 2003, the Company has elected to take a charge to earnings in the period ended December 31, 2003, the period in which the warrants were modified.

                Subsequent to the initial filing of the annual report on Form 10-KSB, Management performed another analysis and determined that changes were required to certain accounting records, as previously described.  Management believes its disclosure controls and procedures were not effective.  During the Fiscal Year ended December 31, 2004 there were  no changes to internal controls.

                Anticipated Changes to internal controls over financial reporting and to disclosure controls and procedures of the Company:  The CFO and CEO have taken certain immediate steps which include (i) notification of the events causing the restatement to the Board of Directors at the Board’s meeting of September 20, 2005, (ii) presentation of recommendations to the Board to strengthen the Company’s controls and procedures, with such recommendations adopted by the board at the stated meeting, (iii) appointing new disclosure committee members, audit committee members and disseminating disclosure controls and procedures guidelines to all Board members, as well as a briefing on the duties and requirements of all Board members.  Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

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

ENVIROKARE TECH, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			June 15,1998
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004
	(Restated)	(Restated)	(Restated)

REVENUES	$-	$62,150	$62,150

COST OF GOODS SOLD	-	(17,500)	(17,500)

GROSS PROFIT	-	44,650	44,650

E X P E N S E S
Consulting fees - related parties	436,823	799,462	1,500,928
Consulting fees - other	-	44,650	1,090,087
Board of directors fees	487,090	367,689	1,384,590
Rent	94,742	71,522	393,207
General and administrative	236,346	222,062	1,028,646
Depreciation and amortization	4,488	246,555	851,897
Professional fees	287,350	278,868	1,123,099
Research and development	6,909	64,816	89,768
Wages and salaries	44,332	43,625	219,836
Loss on impairment of asset	-	1,613,603	1,613,603

TOTAL EXPENSES	1,598,080	3,752,852	9,295,661

LOSS FROM OPERATIONS	(1,598,080)	(3,708,202)	(9,251,011)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	577	577
Financing costs	-	(633,885)	(633,885)
Interest expense	(462,353)	(309,810)	(1,107,940)

TOTAL OTHER EXPENSE	(462,353)	(943,118)	(1,741,248)

LOSS BEFORE INCOME TAXES	(2,060,434)	(4,651,320)	(10,992,260)

INCOME TAXES	-	-	-

NET LOSS	$(2,060,434)	$(4,651,320)	$(10,992,260)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.06)	$(0.15)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	35,811,303	31,570,042

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

During 2001, the Company acquired, via license agreement, extensive rights to a proprietary thermoplastic processing technology, the TPF Thermoplastic Flowforming™ process.  The licensing agreement provides the Company with the ability to utilize the TPF Thermoplastic Flowforming technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The pallet is now composed of long-fiber reinforced thermoplastic composite and will be manufactured using the acquired TPF Thermoplastic Flowforming technology.

The Company's current operating strategy is based on developing products to be manufactured by the TPF Thermoplastic Flowforming process, as well as marketing the TPF Thermoplastic Flowforming technology to potential sublicensees of the Company.  The Company maintains offices in Orlando, Florida. The Company has elected a fiscal year-end of December 31.

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

Development Stage Activities

The Company has been in the development stage since its formation in June of 1998.  It is primarily engaged in the marketing of the TPF Thermoplastic Flowforming technology.  During 2003, the Company received an initial payment on a product development agreement and the purchase of one mold, but this was not sufficient for recognition as an operating company.

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

As shown in the accompanying financial statements, as amended and restated, the Company has incurred an accumulated deficit of $10,992,260, which includes a net loss of $2,060,434 for the year ended December 31, 2004, and has a working capital deficit and no revenues.  The Company, a development stage enterprise, is currently marketing the TPF Thermoplastic Flowforming technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF Thermoplastic Flowforming technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings.  Management has proceeded as planned in the ongoing development of numerous products, including a proprietary pallet composed of long-fiber reinforced thermoplastic composite.  Management is also marketing the TPF Thermoplastic Flowforming technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  Management anticipates that the Company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
DECEMBER 31, 2004

NOTE 13 – EXCLUSIVITY AGREEMENT

In June 2004, the Company entered into a short-term exclusivity agreement with Nova Chemicals, Inc. (hereinafter "Nova") related to the use, license or sublicense of the Company's TPF Thermoplastic Flowforming technology.  Under the agreement, Nova paid the Company $250,000 and the Company issued to Nova a common stock purchase warrant for 1,250,000 shares at a purchase price of $0.20 per share.

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

Also in March, 2005, the Company announced that ECC has executed a 50:50 joint venture agreement with Nova Chemicals, Inc., to create a new company, LRM Industries LLC, to commercialize the Company's TPF Thermoplastic Flowforming.  The Company will contribute its intellectual property rights, technology, manufacturing equipment and all TPF Thermoplastic Flowforming business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals will contribute certain specified capital and services.

Additionally, the Company's chief executive officer resigned in order to take the position of chief executive officer of LRM Industries, LLC.  The Company has elected a new chief executive officer.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2006.

Registrant	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer