Form 10QSB/A
period 2005-03-31
ENVIROKARE TECH INC
filed 2006-04-10
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 2

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Three Months Ended	Three Months Ended	June 15,1998
			(inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005
	(restated)	(restated)	(restated)
	(unaudited)	(unaudited	(unaudited)

REVENUES	$-	$-	$62,150

COST OF GOODS SOLD	-	-	(17,500)

GROSS PROFIT	-	-	44,650

E X P E N S E S
Consulting fees - related parties	828,292	100,002	2,329,220
Consulting fees - other	-	-	1,090,087
Board of directors fees	-	-	1,384,590
Rent	23,649	23,172	416,856
General and administrative	65,698	52,036	1,094,345
Depreciation and amortization	10,287	1,396	862,184
Professional fees	162,261	62,213	1,285,360
Research and development	1,377	5,059	91,145
Wages and salaries	14,488	21,378	234,324
Loss on impairment of asset	-	-	1,613,603

TOTAL EXPENSES	1,106,052	265,256	10,401,714

LOSS FROM OPERATIONS	(1,106,052)	(265,256)	(10,357,064)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	-	577
Gain on exclusivity agreement	280,000	-	280,000
Financing costs	-	-	(633,885)
Interest income (expense)	(94,119)	(122,471)	(1,202,059)

TOTAL OTHER EXPENSE	185,881	(122,471)	(1,555,367)

LOSS BEFORE INCOME TAXES	(920,171)	(387,727)	(11,912,431)

INCOME TAXES	-	-	-

MINORITY INTEREST ALLOCATION	4,236	-	4,236

NET LOSS	$(915,935)	$(387,727)	$(11,908,195)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	38,975,924	34,021,677

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Period from June 15,1998 (Inception) to March 31,2005 (restated) (unaudited)

	March 31, 2005 (restated) (unaudited)	March 31, 2004 (restated) (unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(915,935)	$(328,823)	$(8,790,045)
Loss allocated to minority interest	(4,236)	-	(4,236)

	(920,171)	(328,823)	(8,794,281)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	10,287	1,396	25,787
Intangible asset expensed	-	-	9,520
Impairment of molds	-	-	27,000
Gain on sale of assets	-	-	(577)
Stock options issued for consulting fees	741,000	-	2,159,987
Stock options issued for directors fees	-	-	854,779
Common stock issued for consulting fees	-	-	169,094
Common stock issued for payment of expenses	-	-	134,000
Warrants issued for financing expenses	-	-	469,290
Warrant term extension granted for accrued compensation	-	-	24,000
Interest paid with refinance of debt	-	-	350,890
Changes in assets and liabilities:
Customer deposits	-	-	61,215
Inventory	-	-	(43,216)
Employee and related party receivables	(4,263)	-	(6,127)
Prepaid expenses	-	(2,789)	-
Accounts payable	94,580	90,247	425,513
Accrued compensation	(67,825)	-	114,500
Accrued interest payable	(1,035)	2,567	60,489
Discount on debt	58,904	-	58,904
Deposit owed on exclusivity agreement	(280,000)	-	-

Net cash used by operating activities	(368,523)	-	(3,899,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and retainers	-	-	(22,465)
Purchase of molds	-	-	(197,912)
Payments on license agreement	-	-	(525,000)
Patent costs	(12,715)	-	(22,844)
Purchase of equipment	-	-	(17,268)
Proceeds from sale of equipment	-	-	1,275

Net cash used in investing activities	(12,715)	-	(784,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-	(884)	(4,604)
Payment of notes payable	(16,282)	(21,004)	(118,071)
Proceeds from sale of preferred stock	-	-	250,000
Proceeds from sale of common stock	40,000	279,350	3,181,797
Proceeds from sale of warrant term extension	-	-	102,825
Repurchase of common stock	-	-	(7,500)
Proceeds from notes payable, related parties	-	-	1,353,635
Proceeds from minority interest capital contribution	5,000,000		5,000,000
Payment on acquisition agreement	(2,500,000)	-	(2,500,000)

Net cash provided by financing activities	2,523,718	257,462	7,258,082

Net increase in cash	2,142,480	257,462	2,574,635

Cash and cash equivalents, beginning of period	432,155	65,810	-

Cash and cash equivalents, end of period	$2,574,635	$323,272	$2,574,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$32,760	$60,376	$87,095

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-	$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-	$-	$3,635
Note issued for pending patent to related party	$-	$-	$33,330
Note issued for deposit for stock	$-	$-	$100,000
Warrants issued for financing expenses	$-	$-	$469,290
Impairment of intangible asset	$-	$-	$1,613,603
Warrants issued for financing (restated)	$-	$-	$44,650
Stock options issued for consulting fees	$-	$-	$1,418,987
Stock options issued for directors fees	$-	$-	$854,779
Common stock issued for consulting fees	$-	$-	$169,094
Common stock issued for payment of expenses	$-	$-	$134,000
Warrant term extension granted for accrued compensation	$-	$-	$24,000
Interest paid with refinance of debt	$-	$-	$350,890
Stockholder's contribution for equipment	$-	$-	$1,847
Equipment acquired via capital lease	$-	$-	$15,595
Stock options issued for consulting fees	$741,000	$-	$741,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208	$-	$8,157,208

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

In March 2005, the Company acquired the assets of Thermoplastic Composite Designs, Inc. (hereinafter "TCD").  These assets were subsequently contributed to LRM Industries, LLC, a joint venture with Nova Chemicals, Inc. (hereinafter "Nova"), to commercialize the Company's TPF Thermoplastic Flowforming technology.  The joint venture is being accounted for as a majority control subsidiary, with Nova's interest treated as a minority interest.  See Note 10.

The Company's current operating strategy is based on developing products to be manufactured by the TPF Thermoplastic Flowforming process, as well as marketing the process technology to potential sublicensees.  The Company maintains offices in Orlando, Florida. The Company has elected a fiscal year-end of December 31.

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

NOTE 4 - INTANGIBLE ASSETS

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

The Company has amended its financial statements for the years ended December 31, 2001, 2002, and 2003 to provide for amortization of this patent.  The effects of the amortization for the respective year's results in an increased charge to amortization expense in the amount of $113,235 for 2001 and 2002 and $84,926 for the year ended 2003.  This amortization increased the Company's accumulated deficit for the years ended December 31, 2001 and 2002 by $113,235 and the year ended December 31, 2003 in the amount of $84,926, respectively.

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

NOTE 6 - COMMON STOCK

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

NOTE 8 - INCOME TAXES

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

Also in March, 2005, the Company announced that ECC executed a 50/50 joint venture agreement with Nova Chemicals, Inc., and created a new company, LRM Industries LLC, to commercialize the Company's TPF Thermoplastic Flowforming technology.  The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF Thermoplastic Flowforming business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals has contributed $5,000,000 in cash and has agreed to contribute future services valued at $1,000,000.  The joint venture is accounted for as a subsidiary of the Company.

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

NOTE 11 - CORRECTION FOR ERRORS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including TPF Thermoplastic Flowforming™.  Subsequent to end of the fiscal year ended December 31, 2004 and upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of the Joint Venture Agreement (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and NOVA Chemicals, Inc. ("NOVA") described below, the Company's TPF Thermoplastic Flowforming business is being conducted through its position and interest in LRM.

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

                The Company entered into agreements acquiring specific application rights to this technology through license and merger agreements with TCD dated March 30, 2001, wherein the Company, through its wholly-owned subsidiary ECC, was granted rights to commercially exploit the TPF Thermoplastic Flowforming process in certain specific field-of-use applications.

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

                On March the 3, 2005, the Company through, its wholly-owned subsidiary ECC, executed a Limited Liability Company Agreement with NOVA creating a joint venture Company, LRM, which is a Delaware limited liability company created for the purpose of commercializing the Company's TPF Thermoplastic Flowforming technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.

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

                Results from Operations:

                For the three month periods ended March 31, 2005 and 2004, the Company reported no revenues.  Total operating expenses reported by the Company for the three month period ended March 31, 2005 and 2004 were $1,106,052 and $265,256, respectively. The comparative 3 fold increase in expenses was primarily due to increased operating activities within the Company's joint venture interest.  During the three months ended March 31, 2005, the Company realized a gain on an exclusivity agreement in the amount of $280,000, as a result of completing a joint venture agreement with NOVA Chemical Inc. during the quarter ended and recognizing the deposit as a financial gain.  The net loss reported by the Company for the three months ended March 31, 2005 was $915,935 compared to a net loss for the three months ended March 31, 2004 in the amount of $328,823.  The increase in net loss was primarily due to recognition of compensation expense arising from the issuance of options to former TCD shareholders in completing the merger with TCD, as set off against a realized gain on the exclusivity agreement, as previously discussed.

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

                Notwithstanding the Company's current disclosures concerning the TCD license, the Company amended its filings for the Fiscal Years ended December 31, 2004, 2003, 2002 and 2001, to reflect the amortization of the TCD license, with amortization of the license commencing on the date of acquisition and with the license being fully amortized by the end of the original license agreement date, September 30, 2003.  The Company also amended the financial statement note disclosure concerning the TCD license to reflect the amortization of that license.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment of the Company's acquired patent application entitled "Apparatus and Method for Facilitating Shipping and Commerce", the Company amortized the value of the patent during the Fiscal Years ended December  31, 2001, 2002 and the nine month period ending September 30, 2003 and wrote down the remaining full value of the intangible asset during the Fiscal Year ended December 31,  2003 and restated its financial statements to reflect the effect of the write down against retained earnings for the periods ended December 31, 2003 and December 31, 2004, and amended its note disclosures for the same periods to disclose the accounting treatment applied for the intangible asset.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 5,125,000 warrants issued in December 2003, as a part of a restructured debt offering by the Company, it has elected to amend its treatment of these warrants which resulted in an additional charge to earnings of $457,150 for  the Fiscal Year ended December 31, 2003.   The Company filed an amended Form 10-KSB, for the Fiscal Years ended December 31, 2004 and 2003, to reflect this restatement, in conjunction with the amendment that flows from accounting treatment of the original issuance of debt.

                Notwithstanding the Company's prior statements and disclosures relating to the accounting treatment for 900,000 warrants issued in connection with a private debt offering undertaken by the Company in December 2003, the Company has elected to amend its treatment of these warrants which resulted in a charge to earnings of $110,813 for the Fiscal Year ended December 31, 2003 and which charge was recorded as a finance charge in the Company's Statement of Operations for the year then  ended.

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

                The restatement referred to, related to certain transactions that occurred at the end of the reported Quarter and further related to the closing and continued implementation of the Company's merger with TCD and its formation of its joint venture with NOVA Chemicals.  During this critical period, the Company also lost one of its longest term directors and head of its audit committee, Jonathan Edelstein, who died during the first Quarter; this in addition to the Company losing its staff accountant whose activities were directly related to the reporting issuer.  The situation was addressed immediately upon discovery by the Company.

                Subsequent to the initial filing of the annual report on Form 10-KSB for the Fiscal Year ended December 31, 2004, Management conducted a reevaluation of its disclosure controls and procedures and determined that changes were required to certain accounting records.  As previously described Management believes its disclosure controls and procedures were not effective.  During the Interim Period ended March 31, 2005 the Company made no changes to its internal control procedures, other than as identified in the next two paragraphs.

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
                               A report on Form 8-K regarding Item 1 was filed by the Company on March 10, 2005.
                               A report on Form 8-K regarding Item 5 was filed by the Company on March 24, 2005.
                               A report on Form 8-K regarding Item 7 was filed by the Company on March 29, 2005.

 SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer