Form 10QSB/A
period 2005-06-30
ENVIROKARE TECH INC
filed 2006-04-10
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 3

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
	Three Months Ended		Six Months Ended		June 15,1998
					(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
	(restated)	(restated)	(restated)	(restated)	(restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$214,696	$-	$214,696	$-	$276,846

COST OF GOODS SOLD	(160,931)	-	(160,931)	-	(178,431)

GROSS PROFIT	53,765	-	53,765	-	98,415

E X P E N S E S
Consulting fees - related parties	4,915,109	78,654	5,743,401	178,656	7,244,329
Consulting fees - other	97,078	18,000	97,078	56,780	1,187,165
Board of directors fees	-	-	-	-	1,384,590
Rent	22,190	20,199	45,839	38,312	439,046
General and administrative	286,694	47,141	352,392	104,236	1,381,038
Depreciation and amortization	105,847	684	116,134	2,048	968,031
Professional fees	(8,477)	82,725	153,784	144,938	1,277,013
Research and development	116,240	-	117,617	5,059	207,385
Wages and salaries	5,129	18,015	19,617	39,393	239,453
Loss on impairment of asset	-	-	-	-	1,613,603

TOTAL EXPENSES	5,539,809	265,418	6,645,861	569,422	15,941,652

LOSS FROM OPERATIONS	(5,486,043)	(265,418)	(6,592,095)	(569,422)	(15,843,236)

OTHER INCOME (EXPENSES)
Gain on sale of assets	-	-	-	-	577
Gain on exclusivity agreement	-	-	280,000	-	280,000
Financing costs	-	-	-	-	(633,885)
Interest expense	(393,512)	(110,658)	(487,631)	(233,129)	(1,595,572)

TOTAL OTHER EXPENSE	(393,512)	(110,658)	(207,631)	(233,129)	(1,948,880)

LOSS BEFORE INCOME TAXES	(5,879,556)	(376,076)	(6,799,727)	(802,551)	(17,792,116)

INCOME TAXES	-	-	-	-	-

MINORITY INTEREST ALLOCATION	150,634	-	154,870	-	154,870

NET LOSS	$(5,728,922)	$(376,076)	$(6,644,857)	$(802,551)	$(17,637,246)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.14)	$(0.01)	$(0.17)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	39,643,618	34,663,495	39,577,457	34,329,907

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
				Period from June 15,1998 (Inception) to June 30,2005 (restated) (unaudited)

	Six Months Ended

	June 30,		June 30,
	2005		2004
	(restated)		(restated)
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,644,857)		$(684,743)	$(17,637,246)
Loss allocated to minority interest	(154,870)		-	(154,870)

	(6,799,727)		(684,743)	(17,792,116)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	116,134		2,048	968,031
Amortization of debt discount	117,808		-	576,713
Inventory asset expensed	43,216		-	43,216
Intangible asset expensed	39,825		-	49,345
Gain on exclusivity agreement	(280,000)		-	(280,000)
Impairment of molds	-		-	27,000
Impairment of patent	-		-	1,613,603
Gain on sale of assets	-		-	(577)
Stock options issued for consulting fees	5,488,500		38,780	6,952,266
Stock options issued for directors fees	-		-	854,779
Common stock issued for consulting fees	-		-	169,094
Common stock issued for payment of expenses	-		-	134,000
Warrants issued for financing expenses	-		-	633,885
Warrant term extension granted for accrued compensation	-		-	24,000
Interest paid with refinance of debt	-		-	350,890
Changes in assets and liabilities:
Accounts receivable	(61,111)		-	(61,111)
Deposits and retainers	(6,954)		-	(29,419)
Customer deposits	-		-	61,215
Inventory	-		(43,216)	(43,216)
Employee and related party receivables	(10)		-	(1,874)
Prepaid expenses	-		681	-
Accounts payable	55,574		130,710	386,507
Accrued compensation	11,924		80,925	194,249
Accrued interest payable	275,660		598	337,184
Deposit owed on exclusivity agreement	-		250,000	280,000

Net cash used by operating activities	(999,161)		(224,217)	(4,552,336)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of molds	-		-	(197,912)
Payments on license agreement	-		-	(525,000)
Patent costs	(6,356)		-	(16,485)
Purchase of equipment	(569)		-	(17,837)
Proceeds from sale of equipment	-		-	1,275

Net cash used in investing activities	(6,925)		-	(755,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-		(2,369)	(4,604)
Payment of notes payable	(61,520)		(1,259)	(163,309)
Proceeds from sale of preferred stock	-		-	250,000
Proceeds from sale of common stock	181,327		445,750	3,323,124
Proceeds from sale of warrant term extension	-		-	102,825
Repurchase of common stock	-		-	(7,500)
Proceeds from investor deposits	217,617		-	217,617
Proceeds from notes payable, related parties (net)	-		(41,553)	1,353,635
Proceeds from minority interest capital contribution	5,000,000			5,000,000
Payment on acquisition agreement	(2,500,000)		-	(2,500,000)

Net cash provided by financing activities	2,837,424		400,569	7,571,788

Net increase in cash	1,831,338		176,352	2,263,493

Cash and cash equivalents, beginning of period	432,155		65,809	-

Cash and cash equivalents, end of period	$2,263,493		$242,161	$2,263,493

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,706		$-	$95,041

Income taxes paid	$-		$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for acquisition of subsidiary	$-		$-	$1,925,000
Note issued for purchase of property, equipment,
and operating expenses	$-		$-	$3,635
Note issued for pending patent to related party	$-		$-	$33,330
Note issued for deposit for stock	$-		$-	$100,000
Impairment of intangible asset	$-		$-	$1,613,603
Warrants used for financing (restated)	$-		$-	$44,650
Warrants issued for financing expenses	$-		$-	$469,290
Stock options issued for consulting fees	$741,000		$-	$2,159,987
Stock options issued for directors fees	$-		$-	$854,779
Common stock issued for consulting fees	$-		$38,780	$169,094
Common stock issued for payment of expenses	$-		$34,000	$134,000
Warrant term extension granted for accrued compensation	$-		$-	$24,000
Interest paid with refinance of debt	$-		$-	$350,890
Stockholder's contribution for equipment	$-		$-	$1,847
Equipment acquired via capital lease	$-		$-	$15,595
Stock options issued to management and directors	$4,747,500		$-	$4,747,500
Interest imputed on Note to merger entity shareholders	$271,546	$		$271,546
Receivable due to LRM (services in kind from NOVA)	$1,000,000	$		$1,000,000
Debt incurred in acquisition of subsidiary's property
and patents	$8,157,208		$-	$8,157,208

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

The Company's current operating strategy is based on developing products to be manufactured by the TPF Thermoplastic Flowforming process, as well as marketing the technology to potential sublicensees.  The Company maintains offices in Orlando, Florida. The Company has elected a fiscal year-end of December 31.

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

License Agreement

In March 2001, the Company obtained the rights to its TPF Thermoplastic Flowforming™ process in exchange for cash consideration of $525,000.  The licensing agreement provides the Company with the ability to utilize the TPF Thermoplastic Flowforming technology to design, develop, manufacture, market, license and sublicense a wide range of large structural parts, including the Company's proprietary pallet.  The license agreement expired in 2003.

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

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada . In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to the aforementioned demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.

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

                Subsequent to the initial filing of the annual report on Form 10-KSB for the Fiscal Year ended December 31, 2004, Management conducted a reevaluation of its disclosure controls and procedures and determined that changes were required to certain accounting records.  As previously described, Management believes its disclosure controls and procedures were not effective.  During the Interim Period ended June 30, 2005 the Company made no changes to its internal control procedures, other than as identified in next two paragraphs.

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