Form 10QSB/A
period 2005-09-30
ENVIROKARE TECH INC
filed 2006-04-10
CIK 1065677

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

ENVIROKARE TECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$447,589	$-	$662,285	$-

COST OF GOODS SOLD	(162,843)	-	(323,774)	-

GROSS PROFIT	284,746	-	338,511	-

E X P E N S E S
Consulting fees - related parties	56,308	88,461	5,799,709	267,117
Consulting fees - other	54,938	4,560	152,016	61,340
Board of directors fees	-	89,420	-	89,420
Rent	31,347	27,034	77,186	65,346
General and administrative	171,536	65,677	523,928	169,914
Depreciation and amortization	169,005	3,054	285,139	5,102
Professional fees	155,636	46,884	309,420	191,822
Research and development	131,573	1,850	249,190	6,909
Wages and salaries	3,642	5,843	23,259	45,236

TOTAL EXPENSES	773,985	332,783	7,419,847	902,206

LOSS FROM OPERATIONS	(489,239)	(332,783)	(7,081,336)	(902,206)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	-	280,000	-
Other income	12,550	-	12,550	-
Interest expense	(276,654)	(114,369)	(751,735)	(347,498)

TOTAL OTHER EXPENSE	(264,104)	(114,369)	(459,185)	(347,498)

LOSS BEFORE INCOME TAXES	(753,343)	(447,152)	(7,540,521)	(1,249,704)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	18,073	-	172,943	-

NET LOSS	$(735,270)	$(447,152)	$(7,367,578)	$(1,249,704)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)	$(0.18)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	41,063,809	36,659,197	39,902,098	35,112,010

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

Common Stock Options

Summarized information about common stock options outstanding and exercisable at September 30, 2005 is as follows:

Options Outstanding					Options Exercisable

Exercise Price		Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.	23	6,334,449	8.02	$0.23	6,334,449	$0.23
0.	30	50,000	4.00	0.30	50,000	0.30
0.	40	250,000	4.00	0.40	250,000	0.40
0.	575	250,000	4.00	0.575	250,000	0.575
0.	75	600,000	10.00	0.75	0	0.75
0.	94	1,300,000	2.40	0.94	1,300,000	0.94
0.	965	8,830,000	9.45	0.965	6,330,000	0.965

$0.23 - 0.965		17,614,449	8.26	$0.68	14,514,449	$0.62

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	2,598,579

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

            Subsequent to the initial filing of the annual report on Form 10-KSB for the Fiscal Year ended December 31, 2004, Management conducted a reevaluation of its disclosure controls and procedures and determined that changes were required to certain accounting records.  As previously described Management believes its disclosure controls and procedures were not effective.  During the Interim Period ended September 30, 2005 the Company made no changes to its internal control procedures, other than as identified in the next two paragraphs.

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