Form 10QSB
period 2006-03-31
ENVIROKARE TECH INC
filed 2006-05-15
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common
Stock, par value $.001 per share, outstanding as of March 31, 2006, was
44,685,032.

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

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2006 (unaudited)	December 31, 2005

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$1,395,761	$1,897,604
Restricted cash	301,924	296,000
Accounts receivable	126,000	421,286
Inventory	140,419	-
Deposits and retainers	61,556	78,252
Prepaid expenses	723,532	722,851

TOTAL CURRENT ASSETS	2,749,193	3,415,993

PROPERTY AND EQUIPMENT
Equipment	573,245	507,429
Leasehold improvements	49,829	-
Molds	16,000	16,000
Real estate and building	400,000	400,000
Less accumulated depreciation	(60,152)	(47,663)

TOTAL PROPERTY AND EQUIPMENT	978,922	875,766

OTHER ASSETS
Prepaid expenses - long term	327,397	327,397
Patents, net	6,985,426	7,089,966

TOTAL OTHER ASSETS	7,312,823	7,417,363

TOTAL ASSETS	$11,040,938	$11,709,122

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$341,575	$316,900
Accrued compensation	82,663	104,186
Accrued interest	914,506	722,896
Capital equipment lease payable, current portion	99,860	84,248
Loans payable, current portion	134,326	-
Notes payable, current portion	61,965	61,965
Notes payable to shareholders, current portion	1,463,341	1,490,812
Discount on notes payable - other	(173,069)	(231,972)

TOTAL CURRENT LIABILITIES	2,925,168	2,549,034

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	280,789	323,455
Notes payable, net of current portion	5,662,033	5,683,972

TOTAL LONG-TERM LIABILITIES	5,942,821	6,007,427

MINORITY INTEREST IN SUBSIDIARY	5,446,623	5,721,169

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 44,685,032 and 44,247,032 shares
issued and outstanding, respectively	44,685	44,247
Additional paid-in capital	8,230,106	7,866,584
Stock options and warrants	8,729,697	8,969,157
Accumulated deficit	(20,278,163)	(19,448,496)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,273,674)	(2,568,508)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,040,938	$11,709,122

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006 (unaudited)	Three Months Ended March 31, 2005 (unaudited and restated)

REVENUES	$40,222	$-

COST OF GOODS SOLD	(24,023)	-

GROSS PROFIT	16,199	-

E X P E N S E S
Consulting fees - related parties	21,037	828,292
Consulting fees - other	22,470	-
Board of directors fees	6,668	-
Rent	15,669	23,649
General and administrative	156,781	65,698
Depreciation and amortization	117,030	10,287
Professional fees	161,547	162,261
Research and development	84,001	1,377
Wages and salaries	251,374	14,488

TOTAL EXPENSES	836,577	1,106,052

LOSS FROM OPERATIONS	(820,378)	(1,106,052)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	280,000
Other income	13,461	-
Interest expense	(297,296)	(94,119)

TOTAL OTHER EXPENSE	(283,835)	185,881

LOSS BEFORE INCOME TAXES	(1,104,213)	(920,171)

INCOME TAXES	-	-

MINORITY INTEREST ALLOCATION	274,546	4,236

NET LOSS	$(829,666)	$(915,935)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	44,432,032	38,975,924

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006 (unaudited)	Three Months Ended March 31, 2005 (unaudited and restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(829,666)	$(915,935)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(274,546)	(4,236)
Depreciation and amortization	117,030	10,287
Amortization of debt discount	58,904	58,904
Stock options issued for consulting fees	-	741,000
Common stock issued for payment of expenses	2,278	-
Common stock issued for payment of accrued wages	954	-
Changes in assets and liabilities:
Accounts receivable	295,286	-
Inventory	(140,419)	-
Deposits and retainers	16,695	-
Employee and related party receivables	-	(4,263)
Prepaid expenses	(682)	-
Accounts payable	24,676	94,580
Accrued compensation	21,523	(67,825)
Accrued interest payable	191,610	(1,035)
Deposit on exclusivity agreement	-	(280,000)

Net cash used by operating activities	(516,358)	(368,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	-	(12,715)
Purchase of equipment	(50,204)	-
Leasehold improvements	(49,829)	-

Net cash used in investing activities	(100,033)	(12,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	(42,667)	-
Payment of notes payable	(49,409)	(16,282)
Proceeds from borrowing	134,326	-
Proceeds from sale of common stock	78,222	40,000
Proceeds from minority interest capital contribution	-	5,000,000
Payment on acquisition agreement	-	(2,500,000)

Net cash provided by financing activities	120,472	2,523,718

Net increase (decrease) in cash (including restricted cash)	(495,919)	2,142,480

Cash and cash equivalents, beginning of period	2,193,604	432,155

Cash and cash equivalents, end of period	$1,697,685	$2,574,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$32,760

Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock options issued for consulting fees	$-	$741,000
Common stock issued for accrued compensation	$44,000	$-
Equipment acquired via capital lease	$15,612	$-
Relocation costs	$47,000	$-
Debt incurred in acquisition of subsidiary's property
and patents	$-	$8,157,208

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Also in March, 2005, the Company announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals, Inc. ("Nova"), to create a new company, LRM Industries LLC ("LRM"), to commercialize the Company's TPF Thermoplastic Flowforming technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF Thermoplastic Flowforming business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with Nova's interest treated as a minority interest.  See Note 13.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires the reporting of basic and diluted earnings/loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been antidilutive.  Accordingly, the basic and diluted net loss per share amount is the same.

For the three month period ended March 31, 2006 and the year ended December 31, 2005, the Company had the following outstanding options and warrants that are considered anti-dilutive:

	Outstanding March 31, 2006	Outstanding December 31, 2005

Stock options	17,064,449	17,414,449
Stock warrants	14,666,250	16,816,250

Total outstanding options and warrants	31,730,699	34,230,699

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, as amended and restated, the Company has incurred an accumulated deficit of $20,278,163 which includes a net loss of $829,666 for the three months ended March 31, 2006, and has a working capital deficit and revenues of $40,222.  The Company is currently marketing the TPF Thermoplastic Flowforming technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF Thermoplastic Flowforming technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced thermoplastic composite, through its 50% interest in its joint venture, LRM.  LRM management is also marketing the TPF Thermoplastic Flowforming technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  LRM management anticipates that the joint venture company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.  See Note 3.

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  As of March 31, 2006, the Company has not incurred losses from write-downs to market.

Inventories at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005

Materials	$10,587	$-
Work-In-Process	129,832	-
Finished goods	-	-

	$140,419	$-

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to seven years.  Molds will be depreciated over their estimated useful lives once placed in service.  During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $112,912.  None of the molds expensed during the year ended December 31, 2005, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets.  The costs included in molds as of December 31, 2005 are comprised of design, machining, manufacturing and delivery and relate to the Beam mold and are valued at $16,000.  This mold is being depreciated over a five year period.  Depreciation expense for the three months ended March 31, 2006 and 2005 is $12,489 and $10,287, respectively.

The following is a summary of the Company's equipment and related accumulated depreciation at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

Office equipment	$24,300	$25,292
Molds	16,000	16,000
Equipment	548,945	482,137
Leasehold improvements	49,829	-
Buildings	50,000	50,000
Land	350,000	350,000

	1,039,074	923,429
Less: Accumulated depreciation	(60,152)	(47,663)

	$978,922	$875,766

NOTE 5 - INTANGIBLE ASSETS

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

Intangible assets are tested for impairment on an annual basis. At March 31, 2006 and December 31, 2005, the Company has determined that the carrying value of its intangible assets are fully recoverable, as more fully described below.

Patent Acquisition Costs and Technology Rights

In March, 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter, "ECC").  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC.  Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the intellectual property rights, technology, manufacturing equipment and all TPF Thermoplastic Flowforming business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset is an amount of $7,394,708.  The Company amortizes this patent value over a twenty year period and utilizes a discount rate of 12% in ascribing the value to the intangible asset obtained.  See Note 13.

NOTE 6 - NOTES PAYABLE TO SHAREHOLDERS

During the year period ended March 31, 2006, the Company entered into a promissory note arrangement with a Company shareholder, in the principal amount of $100,000.  The note bears an interest rate of 8.5% per annum with interest payment payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Interest is payable monthly at the rate of Eight and one half percent (8 ½%) per annum due on or before the 10th day of each month, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan is secured by a mortgage on property owned by the Company's wholly-owned subsidiary, ECC.  See Note 7.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003, 2004 and 2005, the Company has amortized this discount on debt, in the amounts of $3,646 $10,938 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646, $14584 and $25,520.  During the three months ended March 31, 2006, the Company has amortized this discount on debt in an amount of $2,735.  The accumulated amortization for the discount on debt relating to this promissory note is $28,255. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods. See Note 9.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $26,000 for each year.  This amortized amount increased accumulated amortization for the years ended December 31, 2005 and 2004 in the amount of $26,000, in each respective year.  During the three months ended March 31, 2006, the Company has amortized this discount on debt in an amount of $6,500.  The accumulated amortization for the discount on debt relating to this promissory note is $58,500. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $198,679 in each respective year.  During the three months ended March 31, 2006, the Company has amortized this discount on debt, in an amount of $49,670.  During the three month period ended March 31, 2006, this amortized amount increased accumulated amortization pertaining to this promissory note to $447,028.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 9.

NOTE 7 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at March 31, 2006 and December 31, 2005, is as follows:

	Three Months ended March 31, 2006	December 31, 2005

Note payable, interest payable at 8.5%, loan maturing in February 2008, mortgage provided on ECC property (see Note 6)	$100,000	$-

Shareholder notes, monthly principal and
interest payments at 15%, maturing July and December, 2006, uncollateralized	93,596	124,795

Shareholder notes, monthly interest
payments at 12%, maturing December,
2006, uncollateralized	1,375,890	1,375,890

Note payable, interest accrued at 10%,
payable at an undetermined date
(see Note 12), uncollateralized	61,965	61,965

Capital lease agreements, maturing at
various date in 2006, 2007, and in 2010
collateralized by equipment	299,382	323,455

Note payable, monthly principal
and interest payments at 12%, maturing
October, 2008, uncollateralized	9,354	10,144
Note payable to TCD shareholders, (Net Present Value), 12% discount rate, maturing at various dates until 2013	5,683,972	5,683,972
Less: Current portion	(1,681,338)	(1,572,794)

	$5,942,821	$6,007,427

Loan maturities for each of the five years following March 31, 2006 are as follows:

2006	$1,543,878
2007	111,694
2008	204,581
2009	96,288
2010	96,288

$2,052,729

NOTE 8 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 350,000 shares were issued when stock options were exercised at a price of $0.23 per share for a total of $78,222 in cash proceeds and $2,278 set off to accounts payable for expenses.  See Note 9.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

Stock Options

Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	5,784,449	7.50	$0.23	7,784,449	$0.23
0.30	50,000	3.50	0.30	50,000	0.30
0.40	250,000	3.50	0.40	250,000	0.40
0.575	250,000	3.50	0.575	250,000	0.575
0.75	600,000	9.75	0.75	0	0.75
0.94	1,300,000	1.95	0.94	1,300,000	0.94
0.965	8,830,000	9.20	0.965	6,330,000	0.965

$0.23 - 0.965	17,064,449	7.90	$0.69	14,314,449	$0.62

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	2,598,570

Following is a summary of the Company's stock option activity during the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	17,414,449	$0.68
Exercised	(350,000)	0.23

Options outstanding at December 31, 2005	17,064,449	$0.69

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

The weighted average fair market value of stock options granted for the three months ended March 31, 2006 and the year ended December 31, 2005 was $0.69 and $0.68, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at March 31, 2006 and December 31, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2005	16,816,250	$0.20 - $0.75	$0.37	2/05 - 9/14

Exercise of warrants	(88,000)	$0.50	$0.28	1/06

Expiration of warrants	(2,062,000)	$0.40 - $0.50	$0.45	1/06

Balance, March 31, 2006	14,666,250	$0.20 - $0.75	$0.36	2/05 - 9/14

During the three months ended March 31, 2006, 88,000 shares of Company common stock were issued when common stock warrants were exercised at a price of $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  An additional 2,062,000 warrants expired during the three month period ended March 31, 2006.

During the year ended December 31, 2005, 3,612,500 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.25 - $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  An additional 561,250 warrants expired during the year ended December 31, 2005.

The Company has issued warrants associated with debt financings undertaken by the Company during the year ended December 31, 2003.  See note 6.

NOTE 10 - RELATED PARTIES

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

NOTE 11 - INCOME TAXES

At March 31, 2006, the Company had net deferred tax assets of approximately $3,590,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2006.

The significant components of the deferred tax asset at March 31, 2006 and December 31, 2005 are as follows:

	December 31,	December 31,
	2005	2004

Net operating loss carryforward	$9,100,000	$8,300,000

Deferred tax asset	$3,590,000	$2,800,000

Deferred tax asset valuation allowance	$(3,590,000)	$(2,800,000)

At March 31, 2006, the Company had net operating loss carryforwards of approximately $9,100,000, which expire in the years 2018 through 2026.  The change in the allowance account from December 31, 2005 to March 31, 2006 was $790,000.

The Company recognized $5,488,500 of losses from the issuance of stock options during the year ended December 31, 2005, which were not deductible for tax purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services. A security deposit was paid in the amount of $8,303.  Total payments under the lease for the three months ended March 31, 2006 were $13,626.

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  The lease ended during the current reporting period.  A security deposit was paid in the amount of $2,600, and the return of this deposit is pending.  Total payments under this lease for the year ended December 31, 2005 were $24,192.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space was being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amounted to $2,121.  Total net lease payments for the year ended December 31, 2005 were $27,940.

The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the year ended December 31, 2005, the Company recorded payments in amounts of $14,034 related to these transactions.

Future annual minimum operating lease payments for the terms of the New York lease agreements are as follows for the years ending December 31:

New York Office

2006	$40,878
2007	$31,794

The Company leases its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM Industries, LLC.  The two-year agreement provides for rents of $7,000 per month, which lease completes in March 2007.  These transactions have been eliminated in the consolidation of these financial statements.

Capital Leases Agreements

During the year ended December 31, 2005, the Company's joint venture interest, LRM, secured a capital lease for purposes of acquiring a key component of production line equipment.  The equipment is valued at $392,200 and LRM had not taken delivery of the equipment as of the year ended December 31, 2005.  The Company will record the equipment in its property, plant and equipment, upon delivery, which is scheduled for the second quarter of 2006.  The Company borrowed the funds required to acquire the equipment and makes monthly payments on this obligation, in an amount of $8,024, over a five year period, commencing January 2006.  For the period ended March 31, 2006, the Company shows the cash received from this financing, including interest, in an amount of $301,924, as Restricted cash and an amount of $96,290 as a Prepaid expense on its consolidated balance sheets.  See Note 2.

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

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada. In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue its legal options.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations. Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  For the three months ended December 31, 2006, the accrued interest balance on these promissory notes is $45,559, and this amount is shown in the Company's Balance Sheet under the accrued interest account.

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

By reason of the foregoing, on or about June 10, 2005 the Company filed its complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company complaint was subsequently amended to correct a technical defect in its jurisdictional statement and to add multiple claims that while Mr. Steve Pappas, the Defendant, was President, CEO and Chairman of the Company he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company is entitled to be reimbursed.  Mr. Steve Pappas, has denied all of the Company claims and has filed counterclaims seeking affirmative relief by (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust has breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the Board of Directors; (4) seeking to force the Company to indemnify him for expenses he incurred as a result certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with defending the claims asserted against him in the Company's amended Complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by the Company representatives for services performed on behalf of the Company.  Subsequent to the period ended March 31, 2006, with respect to the pending litigation between the parties, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006.  See Note 15.

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

NOTE 13 - ACQUISITIONS

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

NOTE 14 - DEVELOPMENT STAGE REPORTING

During the year ended December 31, 2005, the Company recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

NOTE 15 - SUBSEQUENT EVENT

Subsequent to the period ended March 31, 2006, with respect to pending litigation between the parties, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, which credit represents an approximate exercise of up to 930,000 shares of common stock (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.  See Note 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                Envirokare Tech, Inc. (the "Company" or "Envirokare") is engaged in the application design, development and manufacturing, utilizing proprietary thermoplastic composite technologies including TPF Thermoplastic Flowforming™.  Upon the closing of the Merger Agreement between the Company's subsidiary Envirokare Composite Corp. ("ECC") and Thermoplastic Composite Designs, Inc ("TCD") and of the Joint Venture Agreement (LRM Industries, LLC, or "LRM") between Envirokare Composite Corp. and NOVA Chemicals, Inc. ("NOVA") during March 2005, described below, the Company's TPF Thermoplastic Flowforming business is being conducted through its position and interest in LRM.

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

                Product Research, Development and Testing:

               Product Development -   Product Research, Development and Testing continued during the period by LRM on a product by product basis, primarily in response to customer product development orders.  During the year ended December 31, 2005, LRM announced a research and development contract with the U.S. Government for development of electromagnetic interference composite shelters valued at $1,000,000; a development contract with  Hydrogenics for development of a hydrogen generation system component, and; a development agreement with E.I. DuPont de Nemours and Company to explore the utility of the Company's TPF Thermoplastic Flowforming technology for a variety of applications within, among other potential industrial market segments, the building and construction markets.  During the three months ended March 31, 2006, LRM incurred $84,000 in research and development costs.

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

                Purchase or Lease of Plant and Significant Equipment and Expected Significant Changes in Number of Employees:

                During the near term, the Company's business will be conducted through its position in LRM (see above).  The closing of the Merger Agreement with TCD and combining that company with Envirokare's wholly-owned subsidiary ECC brought into the Company an existing TPF Thermoplastic Flowforming production facility including equipment and leased premises.  The size of this facility is limited and the facility is used primarily for product development and small production runs.  During the current Fiscal Year, the Company continued preliminary feasibility and development efforts focused on assessing the merits of building a full scale production facility for manufacture, through its joint venture interest in LRM, of Company and third party products at this facility, versus the merits of leasing facilities for operations.  The Company and its joint venture partner agreed that the appropriate direction for their joint venture entity, LRM, would be to lease facilities.  Accordingly, LRM entered into a contract to lease operating facilities located in Rockledge, Florida, during the three month period ended March 31, 2006.  The lease provides a manufacturing site with additional available space, if needed, for expansion of operations.  As of March 31, 2006, LRM was in the process of relocating to the newly acquired facilities.

                As of December 31, 2005, LRM contracted for the acquisition of a new custom manufactured press to be delivered during the second quarter of 2006.  The cost of this press is approximately $392,000, and LRM procured a capital lease to acquire the press.  LRM anticipates that, in order to meet anticipated production requests from customers during Fiscal 2006, additional production and operating equipment may be required to meet customer requests for products.

                The Company anticipates that LRM will add personnel required for operation of the Rockledge facility and to facilitate expansion of the business.  One of the Company's consultants has become a consultant to LRM and the joint venture directly retains personnel to meet various staffing requirements.  The Company does not expect to add key employees to its own staff during the year.

Financial Position:

                The Company consolidates its activities for all financial reporting purposes.  For the three month period ended March 31, 2006, the Company had a cash balance of $1,697,685 compared to a cash balance of $2,193,604 for the period ended December 31, 2005.  The decrease in cash was primarily due to funds expended by the Company’s joint venture interest, LRM, to acquire operating equipment for its new operating facility in Rockledge, Florida.  For the three months ended March 31, 2006 the Company reported property and equipment in the amounts of $400,000 and $623,074, respectively, compared to property and equipment in the amounts of $400,000 and $507,429, respectively, for the year ended December 31, 2005.  The increase in the property and equipment amounts is attributed to the acquisition of TCD Inc., by merger, during the quarter ended March 31, 2005, as well as additional equipment purchases, including $49,829 in leasehold improvements for its Rockledge, Florida operating facility, during the three month period ended.  For the three month period ended March 31, 2006, patents were valued at $6,985,426 compared to $7,089,966 for the year ended December 31, 2005.  The decrease in patent values is due to amortization recognized during three month period ended.  For the same respective periods, the Company reported $341,575 in accounts payable compared to $316,900 during the 2005 reporting period.  The Company accrued compensation for the three month period ended March 31, 2006, in an amount of $82,663 compared to $104,186 for the year ended December 31, 2005.  The decrease was due to payments made on account during the current three month period ended.  The current portion of the notes payable to shareholders was $1,463,341 and $1,490,812 for the three month period ended March 31, 2006 and the year ended December 31, 2005, respectively.  The decrease in the current portion of notes payable are due to payments made on account to certain notes that mature and became payable by the Company during the three month period ended.  For the three month period ended March 31, 2006 and the year ended December 31, 2005, the Company has accrued interest payable on Promissory notes due, in the amounts of $45,559 and $44,031, respectively, which amounts are currently a subject of legal dispute (see Part II, Item 1, below).  The Company also reported a minority interest in a subsidiary during the three months ended March 31, 2006, in the amount of $5,446,623.  This amount represents the Company's 50% interest in its joint venture with NOVA Chemicals Inc.

Results from Operations:

                 Revenues reported for the three months ended March 31, 2006 are $40,222 compared to revenues of $1,073,538 for the year ended December 31, 2005.  The current period revenues were realized from a partial period of operations from the joint venture entity, LRM and resulted in a Gross Profit of $16,199.  LRM was in the process of relocating to its new operating facilities in Rockledge, Florida and was unable to operate at normal capacity during the three months ended March 31, 2006.  Total expenses reported by the Company for the three month period ended March 31, 2006 and the years ended December 31, 2005 were $836,577 and $8,495,072, respectively, resulting in a Loss From Operations of $820,378 compared to a Loss From Operations of $7,985,593 for the year ended December 31, 2005.  The comparative 10 times decrease in expenses was primarily due to interim operating results, as compared to results from a full year of operations, and to recognition of a one time expense of $4,947,869 for the issuance of market price options to executives and others granted after the closing of the ECC/TCD merger and recognizing interest expense, as amortized on a note payable to former TCD shareholders, with the note payable being a primary component of the merger consideration provided in the acquisition of TCD by merger during the year ended December 31, 2005.  The period covered by this report also represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD and, as discussed elsewhere herein, LRM is currently in the process of relocating to new operating facilities located in Rockledge, Florida.

Liquidity:

                The Company has budgeted expenditures of $780,000 for the 12 months ending March 31, 2007.  During the three month period ended March 31, 2006, the Company raised $78,222 from the exercise of stock options.  The Company had cash remaining at March 31, 2006, in the amount of $1,697,685, which includes cash balances in LRM, in the amount of $1,733,650, of which $301,924 is restricted cash.  LRM was initially capitalized with a $2,500,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  The significant changes in assets during the three month period ended March 31, 2006 were due to (i) the increase in accrued interest by $104,541 due to the imputation of interest payable on the net present value of the note payable to TCD shareholders, (ii) the acquisition of additional operating equipment by the Company’s joint venture interest, LRM, (iii) a change in the net patent amount, as a result of amortization of the patent value during the three month period ended, (iv) decrease in accounts receivable, in an amount of $295,286, (v) establishment of an initial inventory, in an amount of $140,419 at LRM, and (vi) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings, through funds received from individuals exercising warrants or options and through borrowings.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

ITEM 3. CONTROLS AND PROCEDURES

                (a) Evaluation of Disclosure Controls and Procedures

                We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the quarterly fiscal period covered by this quarterly report.  The controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported to management, including the Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

                (b) Changes in Internal Control Over Financial Reporting

                During the Fiscal Year ended December 31, 2005, in order to assure appropriate control over financial reporting of expanded activities of the Company, due to the acquisition of assets from Thermoplastic Composite Design, Inc., the Company increased its disclosure controls.  The additional controls include an increased meeting schedule between top executives focused on company activities; an additional level of management review of reports, the adoption of a more aggressive disclosure calendar and

                It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

                Subsequent to the period ended March 31, 2006, with respect to pending litigation between the parties described above, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.

ITEM 2. CHANGES IN SECURITIES

                During the three months ended March 31, 2006, the Company issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000, which payment was set off against accrued wages payable.  Additionally, 350,000 shares were issued when stock options were exercised at a price of $0.23 per share for a total of $78,222 in cash proceeds and $2,278, which partial payment was set off against accounts payable for expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5. OTHER INFORMATION

                None

ITEM 6. EXHIBITS

Number    Description of Document

(a) Exhibits

                None

(b) Reports on Form 8-K

                A report on Form 8-K regarding Item 4.02 was filed by the Company on January 17, 2006.
                A report on Form 8-K regarding Item 9.01 was filed by the Company on March 10, 2006.
                A report on Form 8-K regarding Item 7.01 was filed by the Company on March 20, 2006.

               SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer