Form 10QSB
period 2006-06-30
ENVIROKARE TECH INC
filed 2006-08-14
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common
Stock, par value $.001 per share, outstanding as of June 30, 2006, was
45,556,174.

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

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$703,791	$1,897,604
Restricted cash	266,441	296,000
Accounts receivable	133,400	421,286
Inventory	147,707	-
Deposits and retainers	57,547	78,252
Prepaid expenses	712,810	722,851

TOTAL CURRENT ASSETS	2,021,697	3,415,993

PROPERTY AND EQUIPMENT
Equipment	1,285,723	507,429
Leasehold improvements	130,226	-
Molds	16,000	16,000
Real estate and building	400,000	400,000
Less accumulated depreciation	(71,171)	(47,663)

TOTAL PROPERTY AND EQUIPMENT	1,760,778	875,766

OTHER ASSETS
Prepaid expenses - long term	261,141	327,397
Patents, net	6,880,885	7,089,966

TOTAL OTHER ASSETS	7,142,026	7,417,363

TOTAL ASSETS	$10,924,501	$11,709,122

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$892,878	$316,900
Accrued compensation	91,163	104,186
Accrued interest	1,109,883	722,896
Capital equipment lease payable, current portion	342,434	84,248
Loans payable, current portion	100,000	-
Notes payable, current portion	61,965	61,965
Notes payable to shareholders, current portion	1,438,340	1,490,812
Discount on notes payable - other	(332,661)	(231,972)

TOTAL CURRENT LIABILITIES	3,704,001	2,549,034

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	263,566	323,455
Notes payable, net of current portion	6,162,058	5,683,972

TOTAL LONG-TERM LIABILITIES	6,425,624	6,007,427

MINORITY INTEREST IN SUBSIDIARY	5,164,782	5,721,169

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 45,556,174 and 44,247,032 shares
issued and outstanding, respectively	45,556	44,247
Additional paid-in capital	8,824,816	7,866,584
Stock options and warrants	9,119,978	8,969,157
Accumulated deficit	(22,360,256)	(19,448,496)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,369,906)	(2,568,508)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,924,501	$11,709,122

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

		June 30,		June 30,
	June 30,	2005	June 30,	2005
	2006	(Restated)	2006	(Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$31,825	$214,696	$72,047	$214,696

COST OF GOODS SOLD	(5,666)	(160,931)	(29,689)	(160,931)

GROSS PROFIT	26,159	53,765	42,358	53,765

E X P E N S E S
Consulting fees - related parties	842,843	4,947,869	863,880	5,002,401
Consulting fees - other	22,470	97,078	44,940	97,078
Board of directors fees	19,582	-	26,250	-
Rent	69,659	16,676	85,328	45,839
General and administrative	225,596	255,738	382,377	351,992
Depreciation and amortization	115,560	160,225	232,590	198,821
Professional fees	485,097	(33,420)	646,644	126,833
Research and development	125,233	116,240	209,234	117,617
Wages and salaries	184,861	5,129	436,235	19,617

TOTAL EXPENSES	2,090,902	5,565,534	2,927,479	5,960,197

LOSS FROM OPERATIONS	(2,064,742)	(5,511,769)	(2,885,120)	(5,906,431)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	-	-	280,000
Other income	5,525	-	18,986	-
Interest expense	(304,716)	(336,650)	(602,012)	(368,555)

TOTAL OTHER EXPENSE	(299,191)	(336,650)	(583,026)	(88,555)

LOSS BEFORE INCOME TAXES	(2,363,934)	(5,848,419)	(3,468,147)	(5,994,986)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	281,841	163,668	556,387	167,904

NET LOSS	$(2,082,092)	$(5,684,751)	$(2,911,759)	$(5,827,082)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.05)	$(0.14)	$(0.06)	$(0.15)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	44,961,411	39,643,618	44,834,911	39,577,457

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited and restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,911,759)	$(5,827,082)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss allocated to minority interest	(556,387)	(167,904)
Depreciation and amortization	232,590	198,821
Amortization of debt discount	(100,689)
Stock options issued for consulting fees	413,880	4,747,500
Common stock issued for payment of expenses	142,749	-
Common stock issued for payment of accrued wages	294,000	-
Changes in assets and liabilities:		-
Accounts receivable	287,886	(61,111)
Inventory	(147,707)	43,216
Deposits and retainers	20,704	(6,954)
Employee and related party receivables	-	-
Intangible asset expensed	-	39,825
Prepaid expenses	76,297	-
Accounts payable	575,979	25,545
Accrued compensation	(13,023)	11,924
Accrued interest payable	386,987	275,659
Deposit on exclusivity agreement	-	(280,000)

Net cash used by operating activities	(1,298,494)	(1,000,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	-	(6,356)
Purchase of equipment	(520,128)	(569)
Leasehold improvements	(130,226)	-

Net cash used in investing activities	(650,354)	(6,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	(59,889)	-
Payment of notes payable	(74,386)	(61,520)
Proceeds from borrowing	700,000	-
Proceeds from sale of common stock	159,752	181,327
Proceeds from investor deposits	-	217,617
Proceeds from minority interest capital contribution	-	5,000,000
Payment on acquisition agreement	-	(2,500,000)

Net cash provided by financing activities	725,477	2,837,424

Net increase (decrease) in cash (including restricted cash)	(1,223,372)	1,829,938

Cash and cash equivalents, beginning of period	2,193,604	432,155

Cash and cash equivalents, end of period	$970,232	$2,262,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$40,706

Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock options issued for consulting fees	$-	$4,747,500
Common stock issued for accrued compensation	$44,000	$-
Equipment acquired via capital lease	$15,612	$-
Relocation costs	$47,000	$-
Debt incurred in acquisition of subsidiary's property
and patents	$-	$8,157,208
Stock options issued in acquistion	$-	$741,000
Interest imputed on Note to merger entity shareholders	$-	$271,546
Receivable due to LRM (services in kind from NOVA)	$-	$1,000,000
Stock issued in settlement of accounts payable	$12,125	$-

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

Also in March, 2005, the Company announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals, Inc. ("Nova"), to create a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with Nova's interest treated as a minority interest.  See Note 13.

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

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

For the six month period ended June 30, 2006 and the year ended December 31, 2005, the Company had the following outstanding options and warrants that are considered anti-dilutive:

	Outstanding Six Months ended June 30, 2006	Outstanding December 31, 2005

Stock options	17,693,307	17,414,449
Stock warrants	13,066,250	16,816,250

Total outstanding options and warrants	30,759,557	34,230,699

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, as amended and restated, the Company has incurred an accumulated deficit of $22,360,256 which includes a net loss of $2,082,092 and $2,911,759 for the three months and six months, respectively, ended June 30, 2006, and has a working capital deficit and revenues of $31,825 and $72,047, for the respective periods.  The Company is currently marketing the TPF ThermoPlastic Flowforming technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and unreinforced thermoplastic composite, through its 50% interest in its joint venture, LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  LRM management anticipates that the joint venture company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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

During the year ended December 31, 2005, the Company's joint venture interest, LRM, secured a capital lease for purposes of acquiring a key component of production line equipment.  The Company borrowed the funds required to acquire the equipment and began making payments on this obligation over a five year period, commencing in January 2006.  The Company shows the cash received from this financing as Restricted cash and in its Prepaid expense accounts on its consolidated balance sheets.  See Note 12.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.  See Note 3.

NOTE 3 – INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  As of June 30, 2006, the Company has not incurred losses from write-downs to market.  For the six month period ended June 30, 2006, LRM was in the process of relocating its operations from Mims, Florida to Rockledge, Florida.  LRM experienced idle facility costs as a consequence of this relocation activity, and expensed certain plant operating costs for the period ended to the general and administrative and rent accounts to reflect these idle facility costs.

Inventories at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005

Materials	$3,768	$-
Work-In-Process	143,939	-
Finished goods	-	-

	$147,707	$-

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to ten years.  Molds will be depreciated over their estimated useful lives once placed in service.  During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $112,912.  None of the molds expensed during the year ended December 31, 2005, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets.  The costs included in molds as of December 31, 2005 are comprised of design, machining, manufacturing and delivery and relate to the Beam mold and are valued at $16,000.  This mold is being depreciated over a five year period.  Depreciation expense for the three months and six months ended June 30, 2006 and December 31, 2005 is $11,019, $23,509 and $10,287, respectively.

The following is a summary of the Company's equipment and related accumulated depreciation at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Office equipment	$24,300	$25,292
Molds	16,000	16,000
Equipment	1,261,423	482,137
Leasehold improvements	130,226	-
Buildings	50,000	50,000
Land	350,000	350,000
	1,831,949	923,429
Less: Accumulated depreciation	(71,171)	(47,663)

	$1,760,778	$875,766

Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in Envirokare Composites Corp. ("ECC"). The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  See Note 6, Note 7, Note 12 and Note 15.

NOTE 5 – INTANGIBLE ASSETS

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

Intangible assets are tested for impairment on an annual basis. At June 30, 2006 and December 31, 2005, the Company has determined that the carrying value of its intangible assets are fully recoverable, as more fully described below.

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

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS

During the six month period ended June 30, 2006, the Company and Nova Chemicals, Inc., a shareholder, entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9% per annum with interest payment payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  Nova, at its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share, with each warrant being valued at $0.206 per share.  These warrants are fully exercisable for up to two years from the dates of the note agreement.  The Company used the assumptions of a 9% interest rate, volatility of 74.66% and a two-year period to calculate the warrant value.   The calculated fair value of the warrants on the note and accrued interest for the six month period ended June 30, 2006, in the amounts of $228,889 and $1,717, respectively, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the six month period ended June 30, 2006, the Company has amortized this discount on debt, in the amount of $12,109.  The accumulated amortization for the discount on debt relating to this promissory note for the period ended June 30, 2006 is $12,109.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  During the six months ended June 30, 2006, the Company has accrued interest on the loan payable in an amount of $3,750.  The Company has pledged its interest in LRM Industries, LLC as security for repayment of the loan principal, including accrued interest.  See Note 7 and Note 9.

During the six month period ended June 30, 2006, the Company entered into a promissory note arrangement with a Company shareholder, in the principal amount of $100,000.  The note bears an interest rate of 8.5% per annum with interest payment payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan is secured by a mortgage on property owned by the Company's wholly-owned subsidiary, ECC.  Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.  See Note 7 and Note 15.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003, 2004 and 2005, the Company has amortized this discount on debt, in the amounts of $3,646 $10,938 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646, $14584 and $25,520.  During the three and six month periods ended June 30, 2006, the Company has amortized this discount on debt in an amount of $2,734 and $5,469, respectively.  The accumulated amortization for the discount on debt relating to this promissory note for the period ended June 30, 2006 is $30,990.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7 and Note 9.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $26,000 for each year.  This amortized amount increased accumulated amortization for the years ended December 31, 2005 and 2004 in the amount of $26,000, in each respective year.  During the three and six month periods ended June 30, 2006, the Company has amortized this discount on debt in an amount of $6,500 and $13,000, respectively.  The accumulated amortization for the discount on debt relating to this promissory note is $65,000. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7 and Note 9.

In December 2003, with the exception of the notes discussed in the two paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $198,679 in each respective year.  During the three and six month periods ended June 30, 2006, the Company has amortized this discount on debt, in an amount of $49,670 and $99,340, respectively.  During the six month period ended June 30, 2006, this amortized amount increased accumulated amortization pertaining to this promissory note to $496,698.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  See Note 7 and Note 9.

NOTE 7 – LONG-TERM DEBT

Summarized information about the Company's long-term debt at June 30, 2006 and December 31, 2005, is as follows:

	Six Months ended June 30, 2006	December 31, 2005

Note payable, interest payable at 9%, loan maturing in May 2008 (see Note 7 and Note 9)	$500,000	$-

Note payable, interest payable at 8.5%, loan maturing in February 2008, mortgage provided on ECC property (see Note 6 and Note 15)	100,000	-

Shareholder notes, monthly principal and
interest payments at 15%, maturing July and December, 2006, uncollateralized	49,184	124,795

Shareholder notes, monthly interest
payments at 12%, maturing December,
2006, uncollateralized (see Note 6)	1,375,890	1,375,890

Note payable, interest accrued at 10%,
payable at an undetermined date
(see Note 12), uncollateralized	61,965	61,965

Capital lease agreements, maturing at
various date in 2006, 2007, and in 2010
collateralized by equipment (see Note 12)	606,000	323,455

Note payable, monthly principal
and interest payments at 12%, maturing
October, 2008, uncollateralized	8,363	10,144

Note payable to TCD shareholders, (Net Present Value), 12% discount rate, maturing at various dates until 2013	5,657,208	5,683,972

Less: Current portion	(1,932,986)	(1,572,794)

	$6,425,624	$6,007,427

Loan maturities for each of the five years following June 30, 2006 are as follows:

2006	$1,202,303
2007	111,694
2008	1,204,581
2009	96,288
2010	96,288

$2,711,154

During the six month period ended June 30, 2006, LRM Industries, LLC, the Company's joint venture company with NOVA Chemicals, Inc., entered into three Loan Agreements with SunTrust Bank that provide for borrowings of up to $2.24 million, $560,000 and $500,000, respectively, with the loan proceeds to be used for the installation of a new production line in its Rockledge, Florida facilities. These respective agreements generally provide for interest at the rate of LIBOR plus 2%, LIBOR plus 1.25% and LIBOR plus 1.25% with interest payments commencing July 2006 and principal repayments commencing November 2006, with respect to the $2.24 and $560,000 million borrowings.  The $550,000 loan facility provides funds in the form of a Revolving Master Borrowing Loan, with principal and interest due and payable in May 2007, based on the outstanding loan balance at that time.  For the period ended June 30, 2006, LRM had borrowed $225,000 against the available loan facilities described herein, and this amount in reflected in the Capital Lease Agreements disclosure in the above table.

Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied a mortgage held on the property upon closing of the property sale.  See Note 4, Note 12 and Note 15.

NOTE 8 – COMMON STOCK

During the six month period ended June 30, 2006, the Company issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 797,826 shares were issued when stock options were exercised at a price of $0.23 per share for a total of $159,751 in cash proceeds, $12,125 set off against accounts payable for expenses and $11,000 set off against compensation payable.  An additional 123,316 shares were issued when stock options were exercised at a price of $0.965 per share for a total of $119,000 and 300,000 shares were issued when stock options were exercised at a price of $0.40 per share for a total of $120,000 with both respective stock issuances set off against compensation payable.  See Note 9.

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

The following assumptions were made to value the stock options and warrants for the six months ended June 30, 2006: risk-free interest rate of 8-9%, volatility of 74.66%, and terms ranging from two to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2005: risk-free interest rate of 3 to 4%, volatility ranging from 72% to 94%, and terms of three to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2004: risk-free interest rate of 4%, volatility of 53%, and terms of three to nine years.

Stock Options

Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	5,336,623	7.36	$0.23	5,336,623	$0.23
0.30	50,000	3.50	0.30	50,000	0.30
0.40	250,000	3.50	0.40	250,000	0.40
0.575	250,000	3.50	0.575	250,000	0.575
0.75	600,000	9.75	0.75	0	0.75
0.94	1,300,000	1.95	0.94	1,300,000	0.94
0.965	9,906,684	8.83	0.965	7,406,684	0.965

$0.23 - 0.965	17,693,307	7.66	$0.72	14,593,307	$0.69

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	550,000	$0.47	2,598,570

Following is a summary of the Company's stock option activity during the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	17,414,449	$0.68
Exercised	(921,142)	0.33
Granted	1,200,000	0.965

Options outstanding at June 30, 2006	17,693,307	$0.72

During the six month period ended June 30, 2006, with respect to pending litigation between the parties, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, which credit represents an approximate exercise of up to 930,000 shares of common stock (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.  The assumptions used to calculate the fair value of the options issued to Mr. Steve Pappas are presently contained in this Note 9 as, a risk-free interest rate of 8%, volatility of 74.66% and a term of ten years.  The expense recorded during the period ended June 30, 2006 is allocated to Professional fees – related parties in an amount of $413,880.  See Note 10 and Note 12.

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

The weighted average fair market value of stock options granted for the three months ended June 30, 2006 and the year ended December 31, 2005 was $0.72 and $0.34, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at June 30, 2006 and December 31, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2005	16,816,250	$0.20 - $0.75	$0.37	2/05 - 9/14

Exercise of warrants	(388,000)	$0.40 - $0.50	$0.42	1/06-11/08

Expiration of warrants	(3,362,000)	$0.40 - $0.75	$0.55	1/06-05/06

Balance, June 30, 2006	13,066,250	$0.20 - $0.75	$0.32	6/06 - 9/14

During the six month period ended June 30, 2006, 388,000 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.40 to $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  An additional 3,362,000 warrants expired during the six month period ended June 30, 2006.

During the six month period ended June 30, 2006, the Company and Nova Chemicals, Inc., a shareholder, entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9% per annum with interest payment payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  Nova, at its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share, with each warrant being valued at $0.206 per share.  These warrants are fully exercisable for up to two years from the dates of the note agreement.  The Company used the assumptions of a 9% interest rate, volatility of 74.66% and a two-year period to calculate the warrant value.   The calculated fair value of the warrants on the note and accrued interest for the six month period ended June 30, 2006, in the amounts of $228,889 and $1,717, respectively, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the six month period ended June 30, 2006, the Company has amortized this discount on debt, in the amount of $12,109.  The accumulated amortization for the discount on debt relating to this promissory note for the period ended June 30, 2006 is $12,109.  During the six months ended June 30, 2006, the Company has accrued interest on the loan payable in an amount of $3,750.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  The convertible warrant has not been included as an outstanding amount in the warrant table included herein, as a reasonable probability exists that the Company may make payment on the loan principal and interest at or prior to the end of the loan term and that the stock conversion rights may not be exercised by Nova.  The Company has pledged its interest in LRM Industries, LLC as security for repayment of the loan principal, including accrued interest.  See Note 6 and Note 7.

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

NOTE 10 – RELATED PARTIES

During the six month period ended June 30, 2006, options issued by the Company totaled 1,200,000 and were issued to a Company director as a part of a settlement agreement between the parties.  See Note 9 and Note 12.

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

NOTE 11 – INCOME TAXES

At June 30, 2006, the Company had net deferred tax assets of approximately $4,015,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2006.

The significant components of the deferred tax asset at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Net operating loss carryforward	$10,768,000	$8,300,000

Deferred tax asset	$4,015,000	$2,800,000

Deferred tax asset valuation allowance	$(4,015,000)	$(2,800,000)

At June 30, 2006, the Company had net operating loss carryforwards of approximately $4,015,000, which expire in the years 2018 through 2026.  The change in the allowance account from December 31, 2005 to June 30, 2006 was $1,215,000.

The Company recognized $413,880 and $5,488,500 of losses from the issuance of stock options during the six month period ended June 30, 2006 and the year ended December 31, 2005, respectively, which were not deductible for tax purposes.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services. A security deposit was paid in the amount of $8,303.  Total payments under the lease for the six months ended June 30, 2006 were $27,252.

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  The lease ended during the current reporting period.  A security deposit was paid in the amount of $2,600, and the return of this deposit was recognized during the six month period ended June 30, 2006.  Total payments under this lease for the year ended December 31, 2005 were $24,192.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, are currently $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space was being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amounted to $2,121.  Total net lease payments for the year ended December 31, 2005 were $27,940.  This lease completed during February 2006.  The security deposit previously provided by the Company was set off against the final lease payment due, and during the six month period ended June 30, 2006 the Company made a final lease payment in an amount of $2,610.

The Company also records as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the year ended December 31, 2005, the Company recorded payments in amounts of $14,034 related to these transactions.

Future annual minimum operating lease payments for the terms of the New York lease agreements are as follows for the years ending December 31:

New York Office

2006	$27,252
2007	$31,794

The Company leases its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM Industries, LLC.  The two-year agreement provides for rents of $7,000 per month, which lease completes in March 2007.  These transactions have been eliminated in the consolidation of these financial statements.  Due to the sale of the Mims property as discussed herein, the Company anticipates termination of the lease with LRM for the Mims property.

During the six month period ended June 30, 2006, LRM relocated its operations to a Rockledge, Florida facility.  Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  See Note 4, Note 6, Note 7 and Note 15.

Capital Leases Agreements

During the six month period ended June 30, 2006, LRM Industries, LLC, the Company's joint venture company with NOVA Chemicals, Inc., entered into three Loan Agreements with SunTrust Bank that provide for borrowings of up to $2.24 million, $560,000 and $500,000, respectively, with the loan proceeds to be used for the installation of a new production line in its Rockledge, Florida facilities.  For the period ended June 30, 2006, LRM had borrowed $225,000 against the available loan facilities described herein, and this amount in reflected in the Capital Lease Agreements disclosure in the table provided in Note 7, above.

During the year ended December 31, 2005, the Company's joint venture interest, LRM, secured a capital lease for purposes of acquiring a key component of production line equipment.  The equipment is valued at $392,200 and LRM had not taken delivery of the equipment as of the year ended December 31, 2005.  The Company recorded the equipment in its property, plant and equipment, upon delivery, during the period ended June 30, 2006.  LRM borrowed the funds required to acquire the equipment and makes monthly payments on this obligation, in an amount of $8,024, over a five year period, commencing January 2006.  For the period ended June 30, 2006, the Company shows the cash received from this financing, including interest, in an amount of $266,441 as Restricted cash and an amount of $96,290 as a Prepaid expense on its consolidated balance sheets.  See Note 2.

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

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada.  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue its legal options.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations.  Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  For the six months ended June 30, 2006, the accrued interest balance on these promissory notes is $47,104, and this amount is shown in the Company's Balance Sheet under the accrued interest account.

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

With respect to the previous discussion concerning the pending litigation between the parties, during the six month period ended June 30, 2006, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, which credit represents an approximate exercise of up to 930,000 shares of common stock (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.  See Note 9 and Note 10.

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

The Company issued 1,300,000 options to employees and consultants of LRM (former employees of TCD), in connection with the acquisition of TCD.  Aspects of this issuance were previously discussed in Note 9, above.  The fair value ascribed to the option grants is $741,000.  This amount was expensed during the year ended December 31, 2005 in the consolidation of the Company's financial statements and reported as a charge to compensation expense.  The Black-Scholes model was utilized to calculate the value of these options and the assumptions used to calculate the fair value of the options issued to former TCD shareholders were a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The calculated value for these option shares was $0.57 per share and the options were granted at an exercise price of $0.94 per share.  The Company has also contributed equipment and in-process contracts to LRM, in the amounts of $350,000 and $12,500 respectively.

NOTE 14 – DEVELOPMENT STAGE REPORTING

During the year ended December 31, 2005, the Company recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

NOTE 15 – SUBSEQUENT EVENT

Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  Net proceeds of sale to the Company, after satisfying a mortgage held on the property and additional closing costs, is in an amount of approximately $325,000.  See Note 4, Note 6, Note 7 and Note 12.

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

                Technology:  TPF ThermoPlastic Flowforming™ is a new processing technology for the low pressure, fully automated molding of very large, long-fiber-reinforced or unreinforced thermoplastic structural parts providing enhanced isometric mechanical properties through the preservation of fiber length and the randomization of fiber orientation in molded components. The TPF ThermoPlastic Flowforming process is fully automated, whereby the polymer composition is laid down on the molding tool in a near net-shape of the final part, prior to the compression phase.  Parts weighing hundreds of pounds and tens of feet in size are easily produced in a single molding operation to produce very large unitary structures.  The process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste by-products.  The Company and LRM believe that TPF ThermoPlastic Flowforming technology offers innovative, flexible solutions paired with lower investment and conversion costs for large complex components, with the option to use commodity or engineering polymers, synthetic and glass fibers or natural fibers, and recycled polymers.  TPF ThermoPlastic Flowforming process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These patents provide a system and method for forming an article from thermoplastic material and fiber.

                LRM Services:  Services offered by LRM, include: Product design, Development and Prototyping, Computer Assisted Design and Manufacturing (CAD/CAM) Part and Tool drawings, Tooling Design, Fabrication and Project Management, Material Selection Support, Toll Conversion (i.e. the process of custom molding products on behalf of customers), Licensing and Technical Support.

                The TPF ThermoPlastic Flowforming process has application in a broad range of industries including: agriculture, aerospace, automotive, construction, communications, marine, materials handling, medical, military, transportation, and waste management.  TPF ThermoPlastic Flowforming composite products are an advantaged replacement for many wood, aluminum, steel, other metal alloys, concrete, other plastic and fiberglass products, by providing products that have corrosion resistance, are lighter and cost less to manufacture.  As a thermoplastic process, TPF ThermoPlastic Flowforming has an additional advantage in that it does not emit volatile organic contaminants (VOCs).

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

                As part of the Limited Liability Company Agreement, ECC entered into a lease agreement providing for the lease of the plant property in Mims, Florida to LRM for a period of two years with an option to renew for an additional two years.  Lease payments payable to ECC equal $84,000 per year for the first two years and $91,200 per year for the two year renewal period.  In addition, the property is subject to a cellular tower lease providing for additional payments, in the amount of $12,000 per year, to ECC as successor to TCD.  During the six month period ended June 30, 2006, LRM relocated to a new operating facility in Rockledge, Florida.  Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC.  The sale includes all land, buildings and lease rights as previously described.  The property was sold to a private interest, and the property is no longer used in the Company's business.  The Company is in the process of terminating the lease with LRM due to the closing of the property sale.

Financial Position:

                The Company consolidates its activities for all financial reporting purposes.  For the six month period ended June 30, 2006, the Company had a cash balance of $970,232 compared to a cash balance of $2,193,604 for the period ended December 31, 2005.  The decrease in cash was primarily due to funds expended by the Company's joint venture interest, LRM, to acquire operating equipment for its new operating facility in Rockledge, Florida.  For the six months ended June 30, 2006 the Company reported property and equipment in the amounts of $400,000 and $1,415,949, respectively, compared to property and equipment in the amounts of $400,000 and $507,429, respectively, for the year ended December 31, 2005.  The increase in the property and equipment amounts is attributed to the acquisition of TCD Inc., by merger, during the six months ended June 30, 2005, as well as additional equipment purchases, including $130,226 in leasehold improvements for its Rockledge, Florida operating facility, during the six month period ended.  For the six month period ended June 30, 2006, patents were valued at $6,880,885 compared to $7,089,966 for the year ended December 31, 2005.  The decrease in patent values is due to amortization recognized during six month period ended.  For the same respective periods, the Company reported $892,878 in accounts payable compared to $316,900 during the 2005 reporting period.  The Company accrued compensation for the six month period ended June 30, 2006, in an amount of $91,163 compared to $104,186 for the year ended December 31, 2005.  The decrease was due to payments made on account during the current six month period ended.  The current portion of the notes payable to shareholders was $1,438,340 and $1,490,812 for the six month period ended June 30, 2006 and the year ended December 31, 2005, respectively.  The decrease in the current portion of notes payable are due to payments made on account to certain notes that mature and became payable by the Company during the six month period ended.  For the six month period ended June 30, 2006 and the year ended December 31, 2005, the Company has accrued interest payable on promissory notes due, in the amounts of $50,854 and $44,031, respectively, in which an amount of $47,104 is currently a subject of legal dispute (see Part II, Item 1, below).  The Company also reported a minority interest in a subsidiary during the six months ended June 30, 2006, in the amount of $5,164,782.  This amount represents the Company's 50% interest in its joint venture with NOVA Chemicals, Inc.

                 During the period ended June 30, 2006, LRM entered into a contract to lease operating facilities located in Rockledge, Florida.  The lease provides a manufacturing site with additional available space for expansion to accommodate three operating lines.  As of June 30, 2006, LRM was in the process of completing relocation from the Company owned Mims, Florida facilities to the newly acquired Rockledge facilities.  Subsequent to the period ended June 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  Net proceeds of sale to the Company, after satisfying a mortgage held on the property and additional closing costs, is in an amount of approximately $325,000.

                As of December 31, 2005, LRM contracted for the acquisition of a new custom manufactured press to be delivered during the third quarter of 2006.  The cost of this press is approximately $392,000, and LRM procured a capital lease to acquire the press.  LRM determined that, in order to meet anticipated production requests from customers during Fiscal 2006, additional production and operating equipment is required.  Subsequent to the six month period ended June 30, 2006, LRM entered into agreements to acquire additional production equipment, including two 1,500 ton presses and two 6” in-line extruders.  The acquired equipment will make up a significant portion of a new production line, and this new line is anticipated to be operational during the last quarter of Fiscal 2006 and commissioned at a capital cost of approximately $2,200,000.

Results from Operations:

                 Revenues reported for the three and six months ended June 30, 2006 are $31,825 and $72,047, respectively, compared to revenues of $1,073,538 for the year ended December 31, 2005.  The current period revenues were realized from a partial period of operations from the joint venture entity, LRM, and resulted in a Gross Profit of $42,358 for the six month period ended June 30, 2006.  LRM was in the process of relocating to its new operating facilities in Rockledge, Florida and was unable to operate at normal capacity during the six months ended June 30, 2006.  Total expenses reported by the Company for the three and six month periods ended June 30, 2006 and the years ended December 31, 2005 were $2,090,902, $2,927,479 and $8,495,072, respectively, resulting in a respective Loss From Operations of $2,064,742 and $2,885,120 compared to a Loss From Operations of $7,985,593 for the year ended December 31, 2005.  The comparative 4 fold decrease in expenses for the six month period ended was primarily due to interim operating results, as compared to results from a full year of operations, and to recognition of a one time expense of $4,947,869 for the issuance of market price options to executives and others granted after the closing of the ECC/TCD merger and recognizing interest expense, as amortized on a note payable to former TCD shareholders, with the note payable being a primary component of the merger consideration provided in the acquisition of TCD by merger during the year ended December 31, 2005.  The period covered by this report also represents the initial operations of LRM, with operations conducted at the facility acquired through the Company's merger with TCD and, as discussed elsewhere herein, LRM has recently relocated to new operating facilities located in Rockledge, Florida.

Liquidity:

                The Company has budgeted expenditures of $780,000 for the 12 months ending June 30, 2007.  During the six month period ended June 30, 2006, the Company raised $159,752 from the exercise of stock options.  The Company had cash remaining at June 30, 2006, in the amount of $970,232, which includes cash balances in LRM, in the amount of $811,154, of which $266,441 is restricted cash.  LRM was initially capitalized with a $2,500,000 contribution in cash and $1,000,000 in services to be provided by NOVA.  The significant changes in assets during the six month period ended June 30, 2006 were due to (i) the increase in accrued interest by $380,164 due to the imputation of interest payable on the net present value of the note payable to TCD shareholders, (ii) the acquisition of additional operating equipment by the Company's joint venture interest, LRM, (iii) a change in the net patent amount, as a result of amortization of the patent value during the three month period ended, (iv) decrease in accounts receivable, in an amount of $287,886, (v) establishment of an initial inventory, in an amount of $147,707 at LRM, and (vi) the increase in accrued interest due to notes payable to a former director and officer, such payments that are in legal dispute by the Company.  The Company expects to raise any required additional operating funds by sales of shares of its common stock conducted through private placement offerings, through funds received from individuals exercising warrants or options and through borrowings.  Although management believes these capital sources to be sufficient to meet the needs of its operations, there is no assurance that the Company will be successful in raising additional capital to fund its operations.

ITEM 3. CONTROLS AND PROCEDURES

               Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on this evaluation, the Company's management, including the CEO and CFO, concluded at that time that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports it files or submits, under the Securities Exchange Act of 1934, is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

                Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                The Company was a defendant along with others, including Steve Pappas, a Director of the Company, in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC, for back wages and penalties.  The Company denied all liability, ownership or other involvement with Sport Quest, LLC.  The Company entered into a settlement agreement with the Plaintiffs in the case which has been fully executed.  The result was not material to the Company.

                The Company has filed a Declaratory Judgment action in U.S. District Court for the Southern District of New York against Steve Pappas, a director of the Company.  Envirokare is asking that the Voting Trust and Trust Agreement signed by Mr. Pappas on August 7, 2003 be declared valid and in full force and effect until August 7, 2006.  Mr. Pappas filed certain claims in response thereto.  The docket number of this action is 1:05cv-05515-LAK.  The Company and Mr. Steve Pappas entered into a settlement agreement covering the respective claims in this matter, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, which credit represents an approximate exercise of up to 930,000 shares of common stock (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.

ITEM 2. CHANGES IN SECURITIES

                 During the six month period ended June 30, 2006, the Company issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 797,826 shares were issued when stock options were exercised at a price of $0.23 per share for a total of $159,751 in cash proceeds, $12,125 set off against accounts payable for expenses and $11,000 set off against compensation payable.  An additional 123,316 shares were issued when stock options were exercised at a price of $0.965 per share for a total of $119,000 and 300,000 shares were issued when stock options were exercised at a price of $0.40 per share for a total of $120,000 with both respective stock issuances set off against compensation payable.

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

(b) Reports on Form 8-K

               A report on Form 8-K regarding Item 4.02 was filed by the Company on January 17, 2006.
               A report on Form 8-K regarding Item 9.01 was filed by the Company on March 10, 2006.
               A report on Form 8-K regarding Item 7.01 was filed by the Company on March 20, 2006.
               A report on Form 8-K regarding Item 8.01 was filed by the Company on April 14, 2006.
               A report on Form 8-K regarding Item 2.03 was filed by the Company on May 25, 2006.

               SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Nicholas Pappas

Name: Title:	Nicholas Pappas Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer