Form 10QSB
period 2006-09-30
ENVIROKARE TECH INC
filed 2006-11-14
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

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

(Address of principal executive office)

(212) 634-6333

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X

The total number of shares of Common Stock, par value $.001 per share, outstanding as of September 30, 2006, was 45,856,174.

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

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$301,109	$1,897,604
Restricted cash	7,666	296,000
Accounts receivable	202,983	421,286
Inventory	173,541	-
Deposits and retainers	50,493	78,252
Prepaid expenses	759,339	722,851

TOTAL CURRENT ASSETS	1,495,132	3,415,993

PROPERTY AND EQUIPMENT
Equipment	2,646,935	507,429
Leasehold improvements	130,226	-
Molds	16,000	16,000
Real estate and building	-	400,000
Less accumulated depreciation	(80,675)	(47,663)

TOTAL PROPERTY AND EQUIPMENT	2,712,485	875,766

OTHER ASSETS
Prepaid expenses - long term	170,458	327,397
Patents, net	6,776,345	7,089,966

TOTAL OTHER ASSETS	6,946,802	7,417,363

TOTAL ASSETS	$11,154,420	$11,709,122

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$786,591	$316,900
Accrued compensation	105,606	104,186
Accrued interest	1,314,194	722,896
Capital equipment lease payable, current portion	425,773	84,248
Loans payable, current portion	-	-
Notes payable, current portion	61,965	61,965
Notes payable to shareholders, current portion	1,406,015	1,490,812
Discount on notes payable - other	(245,422)	(231,972)

TOTAL CURRENT LIABILITIES	3,854,721	2,549,034

LONG-TERM LIABILITIES
Capital equipment lease payable, net of current portion	236,053	323,455
Notes payable, net of current portion	7,331,586	5,683,972

TOTAL LONG-TERM LIABILITIES	7,567,639	6,007,427

MINORITY INTEREST IN SUBSIDIARY	4,885,790	5,721,169

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 45,856,174 and 44,247,032 shares
issued and outstanding, respectively	45,856	44,247
Additional paid-in capital	8,965,801	7,866,584
Stock options and warrants	9,438,958	8,969,157
Accumulated deficit	(23,604,346)	(19,448,496)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,153,730)	(2,568,508)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,154,420	$11,709,122

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

		September 30,		September 30,
	September 30,	2005	September 30,	2005
	2006	(Restated)	2006	(Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$135,184	$447,589	$207,231	$662,285

COST OF GOODS SOLD	(79,025)	(162,843)	(108,714)	(323,774)

GROSS PROFIT (LOSS)	56,159	284,746	98,517	338,511

E X P E N S E S
Consulting fees - related parties	126,850	56,308	990,730	5,799,709
Consulting fees - other	84,425	54,938	129,365	152,016
Board of directors fees	207,570	-	233,820	-
Rent	14,458	31,347	99,786	77,186
General and administrative	277,225	171,536	659,602	523,928
Depreciation and amortization	117,547	169,005	350,137	285,139
Professional fees	102,432	155,636	749,076	309,420
Research and development	136,570	131,573	345,804	249,190
Wages and salaries	173,365	3,642	609,600	23,259

TOTAL EXPENSES	1,240,443	773,985	4,167,921	7,419,847

LOSS FROM OPERATIONS	(1,184,284)	(489,239)	(4,069,404)	(7,081,336)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	-	30,000	280,000
Other income	(10,274)	12,550	8,712	12,550
Interest expense	(358,524)	(276,654)	(960,536)	(751,735)

TOTAL OTHER EXPENSE	(368,798)	(264,104)	(921,824)	(459,185)

LOSS BEFORE INCOME TAXES	(1,553,082)	(753,343)	(4,991,228)	(7,540,521)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	278,992	18,073	835,379	172,943

NET LOSS	$(1,274,090)	$(735,270)	$(4,155,849)	$(7,367,578)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.03)	$(0.02)	$(0.09)	$(0.18)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	45,777,913	41,063,809	45,293,120	39,902,098

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH  FLOWS

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited and restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,155,849)	$(7,367,578)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(835,379)	(172,943)
Depreciation and amortization	350,137	285,139
Impairment of molds	-	154,912
Amortization of debt discount	(13,450)	176,712
Stock options issued for consulting fees	805,725	5,488,500
Common stock issued for payment of expenses	151,169	-
Common stock issued for payment of accrued wages	294,000	-
Changes in assets and liabilities:
Accounts receivable	218,303	(285,366)
Inventory	(173,541)	43,216
Deposits and retainers	27,758	(79,969)
Employee and related party receivables	-	(322)
Intangible asset expensed	-	40,295
Prepaid expenses	120,451	(22,400)
Accounts payable	469,691	(55,527)
Accrued compensation	1,420	(87,759)
Accrued interest payable	591,298	480,881
Gain on sale of property	30,000	-
Deposit on exclusivity agreement	-	(280,000)

Net cash used by operating activities	(2,118,267)	(1,682,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	-	(6,356)
Proceeds from sale of land and building	400,000	-
Purchase of equipment	(1,931,502)	(39,040)
Leasehold improvements	(130,226)	-

Net cash used in investing activities	(1,661,728)	(45,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	(87,402)	-
Payment of notes payable	(104,028)	(62,910)
Proceeds from borrowing	1,866,845	-
Proceeds from sale of common stock	219,752	1,036,326
Proceeds from investor deposits	-	-
Proceeds from line of credit	-	22,400
Proceeds from minority interest capital contribution	-	5,000,000
Payment on acquisition agreement	-	(2,500,000)

Net cash provided by financing activities	1,895,167	3,495,816

Net increase (decrease) in cash (including restricted cash)	(1,884,829)	1,768,211

Cash and cash equivalents, beginning of period	2,193,604	432,155

Cash and cash equivalents, end of period	$308,775	$2,200,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$136,482	$150,520

Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock options issued for consulting fees	$-	$4,747,500
Equipment acquired via capital lease	$208,004	$-
Relocation costs	$47,000	$-
Debt incurred in acquisition of subsidiary's property
and patents	$-	$8,157,208
Stock options issued in acquisition	$-	$741,000
Interest imputed on Note to merger entity shareholders	$-	$475,205
Receivable due to LRM (services in kind from NOVA)	$-	$1,000,000
Stock issued in settlement of accounts payable	$12,125	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Envirokare Tech, Inc. (hereinafter the "Company" or "Envirokare") was incorporated in June 1998 under the laws of the State of Nevada.  In December 1998, the Company acquired assets of a business engaged in developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials.  The Company believes the early-stage rubber mold technology to be of marginal commercial value.

During 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the TPF ThermoPlastic Flowforming™ process.  The Company utilized the license to design and develop early stage product prototypes, primarily applications within the materials handling industry.

Subsequent to obtaining licensing rights for the TPF ThermoPlastic Flowforming™ technology, in March, 2005, the Company announced that it had executed a definitive merger agreement with the developer of the TPF ThermoPlastic Flowforming™ technology, in which Thermoplastic Composite Design (hereinafter "TCD") merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter "ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The merger agreement provides for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which, in total, will amount to $15 million.  See Note 13.

Also in March, 2005, the Company announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals, Inc. ("Nova"), to create a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with Nova's interest treated as a minority interest.  See Note 13.

The Company's joint venture interest has a current operating strategy that is based on developing products to be manufactured by the TPF ThermoPlastic Flowforming™ process, as well as marketing the TPF ThermoPlastic Flowforming™ technology to potential sublicensees.  The Company maintains offices in New York, New York.  The Company has elected a fiscal year-end of December 31.

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

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Conventional convertible debenture

Following guidance by EITF 00-27, the Company initially allocates proceeds received from convertible notes and/or securities to warrants granted to the note holders.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders' equity.  The discounts are amortized over the life of the loans.

In accordance with EITF's 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

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

For the nine month period ended September 30, 2006 and the year ended December 31, 2005, the Company had the following outstanding options and warrants that are considered anti-dilutive:

	Outstanding Nine Months ended September 30, 2006	Outstanding December 31, 2005

Stock options	18,118,307	17,414,449
Stock warrants	12,766,250	16,816,250

Total outstanding options and warrants	12,884,558	34,230,699

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, as amended and restated, the Company has incurred an accumulated deficit of $23,604,346 which includes a net loss of $1,274,090 and $4,155,849 for the three months and nine months, respectively, ended September 30, 2006, has a working capital deficit and has revenues of $135,184 and $207,231, for the respective periods.  The Company is currently marketing the TPF ThermoPlastic Flowforming™ technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming™ technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and nonreinforced thermoplastic composite, through its 50% interest in its joint venture, LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  LRM management anticipates that the joint venture company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Guarantees and Restricted Cash

In November 2002, the Financial Accounting Standards Board issued FASB Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (hereinafter "FIN 45" or "Interpretation").  FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Certain guarantees, including (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition.  These guarantees, however, are subject to the disclosure requirements of the Interpretation.  Although there is a capital lease in place which was executed by LRM, Envirokare, as a parent, has not guaranteed this debt which is owed to a third party, and in fact has a third party position, with respect to the capital lease obligation, which is excluded from the disclosure requirements of the Interpretation, and the Company is not required to recognize a liability for the guarantee by its subsidiary.  Although a Company subsidiary (LRM) has guaranteed debt owed to a third party, this guarantee is excluded from the provisions of FIN 45 related to liability recognition.  The Company has elected to disclose the transaction for purposes of providing additional clarity to its subsidiary's operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  As of September 30, 2006, the Company has not incurred losses from write-downs to market.  For the nine month period ended September 30, 2006, LRM was in the process of relocating its operations from Mims, Florida to Rockledge, Florida.  LRM experienced idle facility costs as a consequence of this relocation activity, and expensed certain plant operating costs for the period ended to the general and administrative and rent accounts to reflect these idle facility costs.

Inventories at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005

Materials	$28,834	$-
Work-In-Process	-	-
Finished goods	144,707	-

	$173,541	$-

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to ten years.  Molds will be depreciated over their estimated useful lives once placed in service.  During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $112,912.  None of the molds expensed during the year ended December 31, 2005, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets.  The costs included in molds as of December 31, 2005 are comprised of design, machining, manufacturing and delivery and relate to the Beam mold and are valued at $16,000.  This mold is being depreciated over a five year period.  Depreciation expense for the three months and nine months ended September 30, 2006 and December 31, 2005 is $13,007, $36,516 and $10,287, respectively.

The following is a summary of the Company's equipment and related accumulated depreciation at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Office equipment	$-	$25,292
Molds	16,000	16,000
Equipment	2,646,935	482,137
Leasehold improvements	130,226	-
Buildings	-	50,000
Land	-	350,000

	2,793,160	923,429
Less: Accumulated depreciation	(80,675)	(47,663)

	$2,712,485	$875,766

During the nine month period ended September 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in Envirokare Composites Corp. ("ECC").  The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  See Note 6, Note 7, and Note 12.

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

Intangible assets are tested for impairment on an annual basis.  At September 30, 2006 and December 31, 2005, the Company has determined that the carrying value of its intangible assets is fully recoverable, as more fully described below.

Patent Acquisition Costs and Technology Rights

In March, 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter "ECC").  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC.  Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset is an amount of $7,394,708.  The Company amortizes this patent value over a twenty year period and utilizes a discount rate of 12% in ascribing the value to the intangible asset obtained.  See Note 13.

NOTE 6 - CONVERTIBLE DEBENTURES, CONVENTIONAL CONVERTIBLE
                  DEBENTURES AND NOTES PAYABLE TO SHAREHOLDERS

Conventional convertible debenture

During the nine month period ended September 30, 2006, the Company and Nova Chemicals, Inc., a shareholder, entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9% per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full, two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  Nova, at its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  The fair value ascribed for warrants granted on the loan principal, in an amount of $500,000 and representing a conversion to acquire up to 1,111,111 shares of Company common stock, is $0.206 per share.  The fair value ascribed for warrants that may be acquired upon conversion of accrued interest due on the loan principal, for the periods ended June 30, 2006 and September 30, 2006, is $0.206 and $0.3244 per share, respectively, and represent a conversion to acquire up to 33,333 shares of Company common stock.  These warrants are fully exercisable for up to two years from the date of the note agreement.  The Company used the assumptions of a 9% interest rate, volatility of 74.66% and a two-year period to calculate the warrant value for warrants that may be acquired upon conversion of principal debt and for conversion of interest accrued, for the period ended September 30, 2006.  The calculated fair value of the warrants on the note and accrued interest for the nine month period ended September 30, 2006, in the amounts of $228,889 and $9,827, respectively, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the nine month period ended September 30, 2006, the Company has amortized this discount on debt, in the amount of $48,148.  The accumulated amortization for the discount on debt relating to this promissory note for the period ended September 30, 2006 is $48,148.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  During the nine months ended September 30, 2006, the Company has accrued interest on the loan payable in an amount of $15,000.  The Company has pledged its interest in LRM Industries, LLC as security for repayment of the loan principal, including accrued interest.  See Note 7 and Note 9.

Notes payable to shareholders

During the nine month period ended September 30, 2006, the Company entered into a promissory note arrangement with a Company shareholder, in the principal amount of $100,000.  The note bears an interest rate of 8.5% per annum with interest payment payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan is secured by a mortgage on property owned by the Company's wholly-owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.  See Note 4, Note 7 and Note 12.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467 commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31 2003, 2004 and 2005, the Company has amortized this discount on debt, in the amounts of $3,646 $10,938 and $10,938, respectively.  The accumulated amortization for the respective years is $3,646, $14584 and $25,520.  During the three and nine month periods ended September 30, 2006, the Company has amortized this discount on debt in an amount of $1,823 and $7,291, respectively.  The accumulated amortization for the discount on debt relating to this promissory note for the period ended September 30, 2006 is $32,810 and the discount is fully amortized as of the period ended.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  The Company completed its payment obligations under this promissory note during the nine period ended September 30, 2006.  See Note 7.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $26,000 for each year.  This amortized amount increased accumulated amortization for the years ended December 31, 2005 and 2004 in the amount of $26,000, in each respective year.  During the three and nine month periods ended September 30, 2006, the Company has amortized this discount on debt in an amount of $6,500 and $19,500, respectively.  The accumulated amortization for the discount on debt relating to this promissory note is $71,500. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  Subsequent to the nine month period ended September 30, 2006, the Company satisfied its obligations under this promissory note.  See Note 7.

In December 2003, with the exception of the notes discussed in the three paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $198,679 in each respective year.  During the three and nine month periods ended September 30, 2006, the Company has amortized this discount on debt, in an amount of $49,670 and $149,010, respectively.  During the nine month period ended September 30, 2006, this amortized amount increased accumulated amortization pertaining to this promissory note to $546,368.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  Subsequent to the nine month period ended September 30, 2006, the Company satisfied its obligations under the series of promissory notes, as discussed in this paragraph, by making aggregate principal payments to note holders in an amount of $1,375,890.  See Note 7.

NOTE 7 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at September 30, 2006 and December 31, 2005, is as follows:

	Nine Months ended September 30, 2006	December 31, 2005

Note payable, interest payable at 9%, loan maturing in May 2008 (see Note 7 and Note 9)	$500,000	$-

Shareholder notes, monthly principal and
interest payments at 15%, maturing October and December, 2006, uncollateralized	13,610	124,795

Shareholder notes, monthly interest
payments at 12%, maturing December
2006, uncollateralized (see Note 6)	1,375,890	1,375,890

Note payable, interest accrued at 10%,
payable at an undetermined date
(see Note 12), uncollateralized	61,965	61,965

Capital lease agreements, maturing at
various date in 2006, 2007, and in 2010,
collateralized by equipment (see Note 12)	660,701	323,455

Loan agreements, monthly interest at LIBOR plus 1.25% to 2%, maturing in 2011, collateralized by Nova guarantees	1,116,844	-

Note payable, monthly principal
and interest payments at 12%, maturing
October, 2008, uncollateralized	8,028	10,144

Note payable to TCD shareholders, (Net Present Value), 12% discount rate, maturing at various dates until 2013	5,657,208	5,683,972

Less: Current portion	(1,876,607)	(1,572,794)

	$7,567,639	$6,007,427

Loan maturities for each of the five years following September 30, 2006 are as follows:

2006	$1,548,313
2007	591,694
2008	1,584,581
2009	576,288
2010	576,288

$4,877,164

During the nine month period ended September 30, 2006, LRM Industries, LLC, the Company's joint venture company with Nova Chemicals, Inc., entered into three Loan Agreements with SunTrust Bank that provide for borrowings of up to $2.24 million, $560,000 and $500,000, respectively, with the loan proceeds to be used for the installation of a new production line in its Rockledge, Florida facilities.  These respective agreements generally provide for interest at the rate of LIBOR plus 2%, LIBOR plus 1.25% and LIBOR plus 1.25% with interest payments commencing July 2006 and principal repayments commencing November 2006, with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility provides funds in the form of a Revolving Master Borrowing Loan, with principal and interest due and payable in May 2007, based on the outstanding loan balance at that time.  For the period ended September 30, 2006, LRM had borrowed $1,166,844 against the available loan facilities described herein, and this amount in reflected in the Loan Agreements disclosure in the above table.

During the period ended September 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied a mortgage held on the property upon closing of the property sale.  See Note 4 and Note 12.

The Company completed its payment obligations under an uncollateralized promissory note bearing interest at an annual rate of 15%.  Additionally, subsequent to the nine month period ended September 30, 2006, the Company satisfied its obligations under an uncollateralized promissory note, making payment in an amount of $13,676, including interest.  This note, bearing an annual interest rate of 15%, was to mature in December 2006.  See Note 6 and Note 15.

Subsequent to the period ended September 30, 2006, the Company satisfied its obligations under a series of uncollateralized promissory notes, making principal payments to note holders in an aggregate amount of $1,375,890.  The notes, bearing an annual interest rate of 12%, were to mature in December 2006.  See Note 6 and Note 15.

Subsequent to the period ended September 30, 2006, the Company satisfied its obligations under an uncollateralized loan agreement, making full payment, including principal and interest, in an amount of $8,028.  The loan, bearing an annual interest rate of 12%, was to mature in October 2008.  See Note 15.

NOTE 8 - COMMON STOCK

During the nine month period ended September 30, 2006, the Company issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 797,826 shares were issued when stock options were exercised at a price of $0.23 per share for a total of $159,751 in cash proceeds, $12,125 set off against accounts payable for expenses and $11,000 set off against compensation payable.  An additional 123,316 shares were issued when stock options were exercised at a price of $0.965 per share for a total of $119,000 and 300,000 shares were issued when stock options were exercised at a price of $0.40 per share for a total of $120,000 with both respective stock issuances set off against compensation payable.  Additionally, during the nine month period ended September, 2006, the Company issued 300,000 shares of its common stock when warrants were exercised at a price of $0.20 per share.  See Note 9.

Subsequent to the period ended September 30, 2006, the Company completed a private placement offering of its securities, wherein the Company sold 7,642,856 Units to offering participants at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements.  From the offering, the Company realized $4,663,832 in cash proceeds, with $3,855 set off against accounts payable for expenses and $147,313 set off against compensation payable.  See Note 9 and Note 15.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)").  This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees".  SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans.  SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company does not expect an impact on its overall results from operations and financial position from adopting the provisions as provided for under SFAS No. 123R.

The following assumptions were made to value the stock options and warrants for the nine months ended September 30, 2006: risk-free interest rate of 8-9%, volatility of 74.66%, and terms ranging from two to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2005: risk-free interest rate of 3 to 4%, volatility ranging from 72% to 94%, and terms of three to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2004: risk-free interest rate of 4%, volatility of 53%, and terms of three to nine years.

Stock Options

Summarized information about stock options outstanding and exercisable at September 30, 2006 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	5,336,623	7.36	$0.23	5,336,623	$0.23
0.30	50,000	3.50	0.30	50,000	0.30
0.575	250,000	3.50	0.575	250,000	0.575
0.60	675,000	9.92	0.60	375,000	0.60
0.75	600,000	9.75	0.75	300,000	0.75
0.94	1,300,000	1.95	0.94	1,300,000	0.94
0.965	9,906,684	8.83	0.965	7,406,684	0.965

$0.23 - 0.965	18,118,307	7.59	$0.72	14,893,307	$0.68

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	300,000	$0.53	2,848,570

Following is a summary of the Company's stock option activity during the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	17,414,449	$0.68
Exercised	(921,142)	0.33
Expired	(250,000)	0.40
Granted	675,000	0.60
Granted	1,200,000	0.965

Options outstanding at September 30, 2006	18,118,307	$0.72

During the nine month period ended September 30, 2006, with respect to pending litigation between the parties, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, which credit represents an approximate exercise of up to 930,000 shares of common stock (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.  The assumptions used to calculate the fair value of the options issued to Mr. Steve Pappas are presently contained in this Note 9 as a risk-free interest rate of 8%, volatility of 74.66% and a term of ten years.  The expense recorded during the period ended June 30, 2006 is allocated to Professional fees - related parties in an amount of $413,880.  See Note 10 and Note 12.

During the nine month period ended September 30, 2006, the Company granted 550,000 options to two Board members and 125,000 options to a consultant at a strike price of $0.60 per share, respectively.  Of these grants, an option to purchase 300,000 shares granted to a Board member vests ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board member remains in his capacities with the Company.  Due to the vesting criteria established for this Board member, the Company will not recognize the fair value ascribed to this compensation, in an amount of $152,220, until such time as the options vest.   The assumptions used to calculate the fair value of these options are a risk-free interest rate of 8%, volatility of 74.66% and a term of ten years.

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

Additionally, the Company granted 600,000 options to Board members during the year ended December 31, 2005, at a strike price of $0.75 per share.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company recognized ½ of the fair value ascribed to this compensation, in an amount of $201,570, and recorded this amount as compensation expense during the period ended September 30, 2006.  The remainder of the calculated fair value will not be recognized until such time as the remaining options vest.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The options granted to Company management and consultants were rewards for efforts expended and achievements made by virtue of completion of the merger agreement of TCD into the Company's wholly-owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, Nova Chemicals, Inc. and for various additional management services provided to the Company since 2003 and as incentive for services to be provided to the Company in future years.  The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in this Note 9 as a risk-free interest rate of 3%, volatility of 72% and a term of ten years.  The expense recorded during the period ended June 30, 2005 is $4,747,500 and allocated to Professional fees - related parties and Professional fees - other, in the amounts of $4,653,900 and $93,600, respectively.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as previously set out, will be achieved.

The weighted average fair market value of stock options granted for the nine months ended September 30, 2006 and the year ended December 31, 2005 was $0.72 and $0.34, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable at September 30, 2006 and December 31, 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2005	16,816,250	$0.20 - $0.75	$0.37	2/05 - 9/14

Exercise of warrants	(688,000)	$0.20 - $0.50	$0.24	1/06-11/08

Expiration of warrants	(3,362,000)	$0.40 - $0.75	$0.55	1/06-05/06

Balance, September 30, 2006	12,766,250	$0.20 - $0.75	$0.32	6/06 - 9/14

During the nine month period ended September 30, 2006, 688,000 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.20 to $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  An additional 3,362,000 warrants expired during the nine month period ended September 30, 2006.

During the nine month period ended September 30, 2006, the Company and Nova Chemicals, Inc., a shareholder, entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9% per annum with interest payment payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  Nova, at its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.   The fair value ascribed for warrants granted on the loan principal, in an amount of $500,000 and representing a conversion to acquire up to 1,111,111 shares of Company common stock, is $0.206 per share.  The fair value ascribed for warrants that may be acquired upon conversion of accrued interest due on the loan principal, for the periods ended June 30, 2006 and September 30, 2006, is $0.206 and $0.3244 per share, respectively, and represent a conversion to acquire up to 33,333 shares of Company common stock.  These warrants are fully exercisable for up to two years from the date of the note agreement.  The Company used the assumptions of a 9% interest rate, volatility of 74.66% and a two-year period to calculate the warrant value.   The calculated fair value of the warrants on the note and convertible accrued interest for the nine month period ended September 30, 2006, in the amounts of $228,889 and $11,101 interest, respectively, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the nine month period ended September 30, 2006, the Company has amortized this discount on debt, in the amount of $37,666.  The accumulated amortization for the discount on debt relating to this promissory note for the period ended September 30, 2006 is $36,039.  During the nine months ended September 30, 2006, the Company has accrued interest on the loan payable in an amount of $15,000 interest due.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  The convertible warrant has not been included as an outstanding amount in the warrant table included herein, as a reasonable probability exists that the Company may make payment on the loan principal and interest at or prior to the end of the loan term and that the stock conversion rights may not be exercised by Nova.  The Company has pledged its interest in LRM Industries, LLC as security for repayment of the loan principal, including accrued interest.  See Note 6 and Note 7.

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

Subsequent to the period ended September 30, 2006, the Company completed a private placement offering of its securities, wherein the Company sold 7,642,856 Units to offering participants.  Each Unit is comprised of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements.  See Note 8 and Note 15.

NOTE 10 - RELATED PARTIES

During the nine month period ended September 30, 2006, options issued by the Company totaled 1,875,000.  Of these issued options, 1,200,000 were issued to a Company director as a part of a settlement agreement between the parties and 550,000 options were issued to two additional Company directors. Of the grants issued to the Company's Board members and a consultant, 300,000 shares are not included in the options exercisable section of the tabular format in Note 9, above, but are included in the options issued section of that tabular format, as the vesting of these options is subject to vesting ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board member remains in his capacities with the Company.  See Note 9 and Note 12.

During the year ended December 31, 2005, options issued by the Company totaled 10,730,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants and 8,830,000 shares issued to the Company's management team and consultants.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format in Note 9, above, but are included in the options issued section of that tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members.  See Note 9.

Additionally, during the year ended December 31, 2005, the Company granted 600,000 options to Board members during the period year ended December 31, 2005.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company recognized ½ of the fair value ascribed to this compensation, in an amount of $201,570, and recorded this amount as compensation expense during the period ended September 30, 2006.  The remainder of the calculated fair value will not be recognized until such time as the remaining options vest.  See Note 9.

NOTE 11 - INCOME TAXES

At September 30, 2006, the Company had net deferred tax assets of approximately $4,600,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2006.

The significant components of the deferred tax asset at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Net operating loss carryforward	$11,650,000	$8,300,000

Deferred tax asset	$4,600,000	$2,800,000

Deferred tax asset valuation allowance	$(4,600,000)	$(2,800,000)

At September 30, 2006, the Company had net operating loss carryforwards of approximately $11,650,000, which expire in the years 2018 through 2026.  The change in the allowance account from December 31, 2005 to September 30, 2006 was $1,800,000.

The Company recognized $805,725 and $5,488,500 of losses from the issuance of stock options during the nine month period ended September 30, 2006 and the year ended December 31, 2005, respectively, which were not deductible for tax purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services. A security deposit was paid in the amount of $8,303.  Total payments under the lease for the nine months ended September 30, 2006 were $40,878.

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  The lease ended during the year ended December 31, 2005.  A security deposit was paid in the amount of $2,600, and the return of this deposit was recognized during the nine month period ended September 30, 2006.  Total payments under this lease for the year ended December 31, 2005 were $24,192.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, were $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space was being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amounted to $2,121.  Total net lease payments for the year ended December 31, 2005 were $27,940.  This lease completed during February 2006.  The security deposit previously provided by the Company was set off against the final lease payment due, and during the nine month period ended September 30, 2006 the Company made a final lease payment in an amount of $2,610.

The Company also records payments to officers and directors for lodging reimbursement as rent expense, but the Company is not contractually bound by lease agreements to make such payments.  For the year ended December 31, 2005, the Company recorded payments in amounts of $14,034 related to these transactions.

Future annual minimum operating lease payments for the terms of the New York lease agreements are as follows for the years ending December 31:

New York Office

2006	$13,626
2007	$31,794

The Company leased its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM Industries, LLC.  The two-year agreement provided for rents of $7,000 per month, which lease was to complete in March 2007.  Transactions relating to this lease have been eliminated in the consolidation of these financial statements.  Due to the sale of the Mims property as discussed herein, the Company terminated the lease with LRM for the Mims property during the period ended September 30, 2006.

During the nine month period ended September 30, 2006, LRM relocated its operations to a Rockledge, Florida facility.  Also during the nine month period ended September 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC.  The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  See Note 4, Note 6, and Note 7.

Capital Leases Agreements

During the nine month period ended September 30, 2006, LRM Industries, LLC, the Company's joint venture company with Nova Chemicals, Inc., entered into three Loan Agreements with SunTrust Bank that provide for borrowings of up to $2.24 million, $560,000 and $500,000, respectively, with the loan proceeds to be used for the installation of a new production line in its Rockledge, Florida facilities.  For the period ended September 30, 2006, LRM had borrowed $1,116,844 against the available loan facilities described herein, and this amount in reflected in the Loan Agreements disclosure in the table provided in Note 7, above.

Additionally, during the nine month period ended September 30, 2006 and the year ended December 31, 2005, the Company's joint venture interest, LRM, secured capital leases for purposes of acquiring key components of production line equipment.  During the nine month period ended September 30, 2006, the equipment leases are valued at $660,701 and LRM recorded the equipment in its property, plant and equipment upon delivery, during the nine month period ended September 30, 2006.  LRM borrowed the funds required to acquire the equipment and makes monthly payments on these obligations, in an amount of $8,024, over a five year period, commencing January 2006.  For the nine month period ended September 30, 2006, the Company shows the cash received from this financing, including interest, in an amount of $7,666 as Restricted cash and an amount of $96,200 as a Prepaid expense on its consolidated balance sheets.  See Note 2.

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases.  The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements.  The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month.   Subsequent to the period ended September 30, 2006, the Company made final payments on these lease accounts.  See Note 15.

During year ended December 31, 2004, the Company acquired additional computer equipment under capital lease agreements.  These leases, totaling $6,132, are for 36 months, with interest and principal payments of $222 per month.  Subsequent to the period ended September 30, 2006, the Company made the final payment on this lease account.  See Note 15.

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada.  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute this liability.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Although no further action has been taken with respect to this dispute, the Company intends to proceed to seek a dismissal of this matter through the Supreme Court of British Columbia, and pursue its legal options.  Company management believes that it will prevail in this matter and that the outcome of the action will not have a material adverse affect on the Company's operations.  Since the creation of the promissory notes as previously described, the Company has accrued interest on the notes.  For the nine month period ended September 30, 2006, the accrued interest balance on these promissory notes is $48,666, and this amount is shown in the Company's Balance Sheet under the accrued interest account.

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

The Company was the defendant in an action commenced by its former law firm for unpaid legal services in the amount of $18,952.  The Company filed a motion to dismiss the action, and, during the period ended September 30, 2005, the Company entered into a settlement agreement with its former law firm to resolve the dispute for payment of legal services provided.  The Company made payment in the amount of $10,000 to resolve this matter.  This payment is offset in the accompanying financial statements against the previously recorded liability amount of $18,952.

Schaefer Systems International, Inc.

On March 28, 2003, the Company entered into a product development agreement with Schaefer Systems International, Inc., (hereinafter "SSI"), wherein the Company would design, develop and produce a quantity of prototypes for field testing.  An initial payment of $61,215 was made by SSI to the Company to facilitate the development of a proprietary product.

The Company has delivered part of the first run of development parts.  The initial period of the development contract has expired.  Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished.  The Company believes that the first generation molds produced for SSI under the product development agreement are of no commercial value.  Accordingly, the initial payment, previously held as a deposit on account, was recognized by the Company and offset as an expense charged to research and development costs during the period ended September 30, 2005.

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

Also in March, 2005, the Company announced that ECC executed a 50/50 joint venture agreement with Nova Chemicals, Inc., and created a new company, LRM, to commercialize the Company's TPF ThermoPlastic Flowforming™ technology and process.  The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while Nova Chemicals has contributed $5,000,000 in cash and agreed to contribute future services valued at $1,000,000.  The joint venture is accounted for as a subsidiary of the Company.

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Contracts in-process	12,500
Patents	7,394,708

Net assets contributed	$7,757,208

The Company issued 1,300,000 options to employees and consultants of LRM (former employees of TCD), in connection with the acquisition of TCD.  Aspects of this issuance were previously discussed in Note 9, above.  The fair value ascribed to the option grants is $741,000.  This amount was expensed during the year ended December 31, 2005 in the consolidation of the Company's financial statements and reported as a charge to compensation expense.  The Black-Scholes model was utilized to calculate the value of these options and the assumptions used to calculate the fair value of the options issued to former TCD shareholders were a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The calculated value for these option shares was $0.57 per share, and the options were granted at an exercise price of $0.94 per share.  The Company has also contributed equipment and in-process contracts to LRM, in the amounts of $350,000 and $12,500 respectively.

NOTE 14 - DEVELOPMENT STAGE REPORTING

During the year ended December 31, 2005, the Company recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2006, the Company completed a private placement offering of its securities, wherein the Company sold 7,642,856 Units to offering participants at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements.  From the offering, the Company realized $4,663,832 in cash proceeds, with $3,855 set off against accounts payable for expenses and $147,313 set off against compensation payable.  See Note 8 and Note 9.

Subsequent to the period ended September 30, 2006, the Company satisfied its obligations under a series of uncollateralized promissory notes, making principal payments to note holders in an aggregate amount of $1,375,890.  The notes, bearing an annual interest rate of 12%, were to mature in December 2006.  See Note 6 and Note 7.

Subsequent to the period ended September 30, 2006, the Company satisfied its obligations under an uncollateralized promissory note, making payment in an amount of $13,676.09, including interest.  This note, bearing an annual interest rate of 15%, was to mature in December 2006.  See Note 6 and Note 7.

Subsequent to the period ended September 30, 2006, the Company satisfied its obligations under an uncollateralized loan agreement, making principal and interest payment in an amount of $8,028.  The loan, bearing an annual interest rate of 12%, was to mature in October 2008.  See Note 7.

Subsequent to the period ended September 30, 2006, the Company made final payments on three computer lease accounts.  The lease agreements were scheduled to complete at various dates between December 2006 and December 2007.  See Note 12.

Subsequent to the period ended September 30, 2006, the Company elected Mr. Louis F. Savelli to serve as Chairman and Chief Executive Officer of the Company as of October 2, 2006.  Mr. Savelli, who also serves as a director on the Company’s Board, has accepted and agreed to service in those capacities.  Mr. Savelli is replacing Dr. Nicholas Pappas who will  remain as an advisor and consultant to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth  elsewhere in this report.

Overview

Envirokare Tech, Inc. (hereinafter the "Company" or "Envirokare") utilizes proprietary thermoplastic composite technologies, including the TPF ThermoPlastic Flowforming™ process, in the application, design, development and manufacturing of large molded products for sale to third parties.  Envirokare was incorporated in June 1998 under the laws of the State of Nevada.  In December 1998, the Company acquired assets of a business engaged in developing a rubber mold technology and patent rights potentially applicable to future development of a pallet made of recycled materials.  The Company currently believes the early-stage rubber mold technology to be of marginal commercial value.

In 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the TPF ThermoPlastic Flowforming™ process.  The Company utilized the license to design and develop early stage product prototypes, primarily applications within the materials handling industry.

Subsequent to obtaining licensing rights for the TPF ThermoPlastic Flowforming™ technology, in March, 2005, the Company announced that it had executed a definitive merger agreement with Thermoplastic Composite Design (hereinafter "TCD"), the developer of the TPF ThermoPlastic Flowforming™ technology,  pursuant to which TCD merged with and into the Company's wholly-owned subsidiary, Envirokare Composites Corp. (hereinafter "ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The consideration paid to the shareholders of TCD in connection with the merger, as provided in the merger agreement, includes an initial payment of $2.5 million to TCD shareholders, which was made at the closing of the transaction in 2005, subsequent annual payments over a seven-year period, which, in the aggregate, will amount to $15 million, and, beginning January 1, 2013, annual payments equal to 1% of the net income of LRM.

Also in March, 2005, the Company announced that ECC entered into a 50:50 joint venture with Nova Chemicals, Inc. ("Nova"), which created a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services.

Beginning in 2005, in connection with the joint venture, LRM leased real property owned by ECC located in Mims, Florida.  In 2006, LRM completed a relocation of its operations to a leased facility in Rockledge, Florida.  Upon the completion of LRM's relocation, ECC terminated the lease to LRM and sold the property located in Mims, Florida.

The Company's joint venture interest has a current operating strategy that is based on developing products to be manufactured by the TPF ThermoPlastic Flowforming™ process, as well as marketing the TPF ThermoPlastic Flowforming™ technology to potential licensees.  Pursuant to this strategy, the Company currently offers, through LRM, services such as product design, development and prototyping, computer assisted design and manufacturing (CAD/CAM), part and tool drawings, tooling design, fabrication and project management, material selection support, toll conversion (i.e., the process of custom molding products on behalf of customers), licensing and technical support.  The Company believes that LRM will realize licensing fee revenues in the near future.

Technology

TPF ThermoPlastic Flowforming™ is a new processing technology for the low pressure, fully automated molding of very large, long-fiber-reinforced or non-reinforced thermoplastic structural parts providing enhanced isometric mechanical properties through the preservation of fiber length and the randomization of fiber orientation in molded components. The TPF ThermoPlastic Flowforming™ process is fully automated, whereby the polymer composition is laid down on the molding tool in a near net-shape of the final part, prior to the compression phase.  Parts weighing hundreds of pounds and measuring tens of feet in size are easily produced in a single molding operation to produce very large unitary structures.  The process utilizes recycled or virgin resins and is designed to reuse its own production scrap, thereby eliminating production waste.  The Company and LRM believe that TPF ThermoPlastic Flowforming™ technology offers innovative, flexible solutions paired with lower investment and conversion costs for large complex components, with the option to use commodity or engineering polymers including synthetic, glass or natural fibers and recycled polymers.  TPF ThermoPlastic Flowforming™ process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  These patents provide a methodical system for forming an article from thermoplastic material and fiber.

The TPF ThermoPlastic Flowforming™ process has application in a broad range of industries, including: agriculture, aerospace, automotive, construction, communications, marine, materials handling, medical, military, transportation, and waste management.  TPF ThermoPlastic Flowforming™ composite products provide a lighter, more efficient alternative, with greater resistance to corrosion, to many wood, aluminum, steel, concrete, plastic and fiberglass products.  As a thermoplastic process, TPF ThermoPlastic Flowforming™ has an additional advantage in that it does not result in the emission of volatile organic contaminants (VOCs).

Financial Position

As of September 30, 2006, the Company had a cash balance $308,775, compared to a cash balance of $2,193,604 as of December 31, 2005.  The decrease in cash was primarily due to funds expended by the Company's joint venture interest, LRM, to acquire operating equipment for its new operating facility in Rockledge, Florida.  The Company reported $786,591 in accounts payable as of September 30, 2006, compared to $316,900 as of September 30, 2005.  The Company recorded accrued compensation as of September 30, 2006 in an amount of $105,606 compared to $104,186 as of December 31, 2005.

As of September 30, 2006 the Company reported no property, and equipment in the amount of $2,646,935, compared to property in the amount of $400,000 and equipment in the amount of $507,429 as of December 31, 2005.  The decrease in property is attributed to the sale of Company property in Mims, Florida in connection with the relocation of LRM to the facility in Rockledge, Florida.  The increase in equipment amounts is attributed to the acquisition of TCD by merger and additional equipment purchases, in addition to reporting $130,226 in leasehold improvements in connection with the relocation to the Rockledge, Florida operating facility.

As of September 30, 2006, the net patent value was $6,776,345, compared to $7,089,966 as of December 31, 2005.  The decrease in patent value is due to amortization recognized in the nine month period ended September 30, 2006.

As of September 30, 2006 and December 31, 2005, the Company has accrued interest payable on promissory notes due, in the amounts of $65,082 and $44,031, respectively, of which $48,666 is currently the subject of legal dispute (see "Legal Proceedings" below).  The current portion of notes payable to shareholders was $1,406,015 and $1,490,812 as of September 30, 2006 and December 31, 2005, respectively.  The decrease in the current portion of notes payable is due to payments made on account to certain notes that were to mature and become payable by the Company during the nine month period ended September 30, 2006.

In 2005, LRM determined that in order to meet anticipated production requests from customers during fiscal 2006, additional production and operating equipment would be required.  Subsequently, LRM contracted to acquire a new custom manufactured press.  LRM received delivery of the new press during the quarter ended September 30, 2006.   The cost of the press was approximately $392,000, for which LRM procured a capital lease.  LRM entered into agreements to acquire additional production equipment during the nine month period ended September 30, 2006, including two 1,500 ton presses and two 6" in-line extruders.  The equipment, commissioned at a capital cost of approximately $2,240,000, will make up a significant portion of a new production line, which is anticipated to be operational during the last quarter of fiscal 2006.

Results of Operations

The Company reported revenues for the three and nine month periods ended September 30, 2006 of $135,184 and $207,231, respectively, compared with revenues of $447,589, and $662,285, for the three and nine month periods ended September 30, 2005.   Overall, revenues were down over 3 fold for each of the three and nine month comparative periods.  The Company reported gross profits of $56,159 and $98,517, respectively, for the three month and nine month periods ended September 30, 2006, as compared to gross profits of $284,746 and $338,511 for the same periods in 2005.  The decrease in revenues resulted from the fact that LRM was in the process of relocating its operating facilities to its new location in Rockledge, Florida and was unable to operate at normal capacity during the nine months ended September 30, 2006.

Total expenses reported by the Company for the three and nine month periods ended September 30, 2006 were $1,240,443, $4,167,921, respectively, compared to $773,985 and $7,419,847 for the same periods in 2005.  With these expenses, the Company recorded a loss from operations of $1,184,284 and $4,069,404 for the three and nine month periods ended September 30, 2006, compared to loss from operations of $489,239 and $7,081,336 for the same periods in 2005.  The comparative decrease in expenses for the nine month period ended September 2006 was primarily due to the fact that LRM was unable to operate at normal capacity during a portion of 2006 as a result of the relocation of its operating facilities.  The Company also recognized, in 2005, a one time expense of $4,947,869 related to the issuance of market-price stock options to executives and others, which were granted in connection with the closing of the TCD acquisition, as well as amortized interest expense on a note payable to former TCD shareholders.

Liquidity and Capital Resources

The Company has budgeted expenditures of $930,000 for fiscal 2007.  During the nine month period ended September 30, 2006, the Company raised $219,752 from the exercise of stock options and warrants.  As of September 30, 2006, the Company had a cash balance of $308,775, which includes cash balances of LRM, in the amount of $211,880, of which $7,666 is restricted.  LRM was initially capitalized with a $2,500,000 contribution in cash and $1,000,000 in services to be provided by Nova.

The significant changes in assets during the nine month period ended September 30, 2006 were primarily due to (i) the increase in accrued interest in the amount of $570,247, resulting from the imputation of interest payable on the net present value of the note payable to TCD shareholders in connection with the acquisition of TCD; (ii) the acquisition of additional operating equipment by LRM, in an amount of $2,139,506; (iii) a change in the net patent value, as a result of the amortization of the patent value; (iv) a decrease in accounts receivable, in the amount of $218,303, (v) the establishment of LRM's initial inventory, in an amount of $173,541, and (vi) the recognition of accrued interest in connection with certain notes payable to a former director and officer, which the Company is currently disputing.

The Company has historically raised equity capital through the sale of common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  The Company will consider funding future operations through further private placements and borrowings and with funds to be derived from future warrant or option exercise, product sales, product development agreements and licensing of its TPF ThermoPlastic Flowforming™ technology.

Although management believes these capital sources to be sufficient to meet the needs of its operations, no assurance can be given that demand for our equity/debt instruments will be sufficient to meet our capital needs, that financing will be available on terms favorable to us, or that operations will provide sufficient revenue.  If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results.  In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Company to: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives including a merger or sale of the business.  To the extent that we raise additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to our existing shareholders.

Subsequent Events

Subsequent to the period ended September 30, 2006, the Company completed a private placement of its securities, wherein the Company sold 7,642,856 Units to participants at a price of $0.63 per Unit.  Each Unit is comprised of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock.  The Company realized $4,663,832 in cash proceeds from the sales, with $3,855 set off against accounts payable for expenses related to the sales and $147,313 set off against compensation payables.  The Company used a portion of the proceeds from the sales to make full payment including interest on a series of notes, which were to mature in December 2006, in addition to making final payments on various payable accounts.  The approximate payout amounts on these accounts were $1,394,893 and $365,700, respectively. The Company plans to use the remainder of the proceeds from the sales to make additional contributions to the Company's joint venture interest, LRM, to retire debt and for general administrative and operating purposes.

Subsequent to the period ended September 30, 2006, the Company elected Mr. Louis F. Savelli to serve as Chairman and Chief Executive Officer of the Company as of October 2, 2006.  Mr. Savelli, who also serves as a director on the Company’s Board, has accepted and agreed to service in those capacities.  Mr. Savelli is replacing Dr. Nicholas Pappas who will  remain as an advisor and consultant to the Company.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 The Company is a defendant in an action filed by Mr. Real Morel in the Supreme Court of British Columbia, Canada under which the Company was served in May 2000.  Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes made by the Company to Mr. Morel during 1998.  The amount claimed is approximately $110,630, including interest.  After consultation with British Columbia legal counsel and a review of the circumstances surrounding the issuance of the notes, the Company has resolved to dispute liability and to advance a set-off and counterclaim.  Management of the Company believes that the outcome will not have a material adverse effect on the financial position of the Company.  Since the fiscal year ended December 31, 2003, no further action has been taken with respect to this matter, by either the Company or Mr. Morel.

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

ITEM 2. CHANGES IN SECURITIES

During the nine month period ended September 30, 2006, the Company issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 797,826 shares were issued when stock options were exercised at a price of $0.23 per share for a total of $159,751 in cash proceeds, $12,125 set off against accounts payable for expenses and $11,000 set off against compensation payable.  An additional 123,316 shares were issued when stock options were exercised at a price of $0.965 per share for a total of $119,000 and 300,000 shares were issued when stock options were exercised at a price of $0.40 per share for a total of $120,000 with both respective stock issuances set off against compensation payable.  Additionally, during the nine month period ended September, 2006, the Company issued 300,000 shares of its common stock when warrants were exercised at a price of $0.20 per share.

Subsequent to the period ended September 30, 2006, the Company completed a private placement of its securities, wherein the Company sold 7,642,856 Units to participants at a price of $0.63 per Unit.  Each Unit is comprised of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock.  The Company realized $4,663,832 in cash proceeds from the sales, with $3,855 set off against accounts payable for expenses related to the sales and $147,313 set off against compensation payables.  The Company plans to use the proceeds from the sales to make additional contributions to the Company's joint venture interest, LRM, to retire debt and for general administrative and operating purposes.

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
               A report on Form 8-K regarding Item 9.01 was filed by the Company on March 10, 2006.
               A report on Form 8-K regarding Item 7.01 was filed by the Company on March 20, 2006.
               A report on Form 8-K regarding Item 8.01 was filed by the Company on April 14, 2006.
               A report on Form 8-K regarding Item 2.03 was filed by the Company on May 25, 2006.
               A report on Form 8-K regarding Item 1.01 was filed by the Company on July 20, 2006.
               A report on Form 8-K regarding Item 2.01 was filed by the Company on August 11, 2006.
               A report on Form 8-K regarding Item 5.02 was filed by the Company on August 25, 2006.
               A report on Form 8-K regarding Item 9.01 was filed by the Company on August 30, 2006.

               SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2006.

Registrant:	ENVIROKARE TECH, INC.

By:	/s/ Louis F. Savelli

Name: Title:	Louis F. Savelli Chairman and CEO

By:	/s/ George Kazantzis

Name: Title:	George Kazantzis President and Principal Financial Officer