Form 10KSB
period 2006-12-31
ENVIROKARE TECH INC
filed 2007-04-02
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

Common Stock (Par Value - $0.001)

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Check whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).  YES [  ]  NO [X]

For the fiscal year ended December 31, 2006, the issuer had revenues of $471,091.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price ($0.53 per share) of such common equity, as of February 12, 2007 is $13,972,874.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 15, 2007 was 59,324,030.

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

TABLE OF CONTENTS

Part I

Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters
Item 6.    Management Discussion and Analysis
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
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Principal Accountant Fees and Services

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

               This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, and we rely on the "safe harbor" provisions in those laws.  Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements.  The forward-looking statements in this Report reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including specifically, the absence of significant revenues and financial resources, no guarantee that the development of technology can be successfully completed or that its completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate.  In this report, the words "anticipates," "believes," "future," "will" and similar expressions identify certain of the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Description of Business

Business Development

                You should read the following discussion of our business together with our financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report.

The Merger

                Since March 3, 2005, the business of the Company has been and it is expected that it will continue to be principally conducted through its wholly-owned subsidiary Envirokare Composite Corp. ("ECC") and ECC's interest in the joint venture company LRM Industries, LLC ("LRM").  On that date the Company, together with ECC, Thermoplastic Composite Designs, Inc. ("TCD") and the TCD sole shareholders, Dale Polk Jr. & Dale Polk Sr., terminated their prior merger and related agreements and simultaneously therewith entered into a new merger agreement as a result of which, among other things:

                (a)           ECC acquired from TCD all of its assets and agreed to pay the TCD shareholders merger consideration equal in amount to $15 million, of which $2.5 million was paid at the time of acquisition with $2 million payable not later than January 31, 2009, $3 million payable not later than January 31, 2012 and $7.5 million payable not later than January 31, 2013 ("merger  consideration") plus, commencing 2013, contingent consideration equal to 1 % of : (i) the annual net income of the ECC joint venture company, LRM;  (ii) the net proceeds derived by: (x) the members from any sale of their interests in the joint venture company; (y) the joint venture company from any sale of less than a majority of its equity or assets; and (z) the sale by ECC of any part of its interest in the joint venture company;

                (b)           TCD merged into ECC, which became the surviving company; and

                (c)           ECC entered into a joint venture agreement with Nova Chemicals, Inc ("NCI") under the provisions of which their equally-owned joint venture company LRM acquired from ECC all of ECC's assets acquired in the merger with TCD, excepting the former TCD operating plant and land, and agreed to pay and assume payment of the merger consideration.

The Business

                The business of LRM is the use of TPF Thermoplastic Flowforming™ process technology in production of thermoplastic and composite large molded products for third parties and for LRM proprietary product sales.  LRM intends to license the TPF Thermoplastic Flowforming™ process technology to suitably positioned domestic and international licensees in the industry where this activity will not adversely impact LRM's primary production business.  LRM will engage in facilitating business activities including development projects and government contracts where these activities will enhance the core production business by generating additional significant revenue opportunities.  LRM will also recognize revenues through toll production and proprietary product sales, licensing, customer funded development projects and government contracts.

                TPF Thermoplastic Flowforming™ process patents have been issued under United States Patent and Trademark Office patent nos. 6,719,551, 6,869,558 and 6,900,547.  Additional patent filings that attribute to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.

Markets, Applications and Customers

                LRM has focused its attention to date on addressing existing opportunities to displace large thermoformed parts which are currently sold at significant cost disadvantage (20-40%), relative to the same parts produced using the TPF Thermoplastic Flowforming™ process, and on new product opportunities, which are made possible using the process capabilities.  Initial toll production sales to third parties are expected to be primarily in the building and construction, materials handling and marine markets.  Collectively, we believe these markets, applications and customers represent more than $500 million of annual revenue opportunities for LRM, with additional opportunities existing in the aerospace, automotive and appliance markets and the marine, protective covering and temporary shelter markets in which products are currently made using the rotational molding and injection molding processes.

                In the building and construction market, the applications are expected to generate the most revenue over the next five years and include portable toilets, fenestration products, decking, railings, steps and risers, decking joists, storm water chambers, storage shed doors and walls, air conditioning housings, shade covers and ports.  Customers with which LRM is currently engaged in discussions and negotiations include DuPont, U.S. Department of Defense and others.

                In the materials handling market, applications include pallets, bins and containers.  LRM is currently engaged in discussions and negotiations with a number of end-users within this industry sector, including the U.S. Department of Defense.

                In the marine market, applications include Sea-Doo hulls, boat hulls, boat beams and struts and commercial fishing hydraulic drum supports.  LRM is currently engaged in discussions and negotiations with a number of end-users within this industry sector.

New Plant and Equipment and Expected Significant Changes in Number of Employees

                The closing of the Merger provided the Company an existing TPF Thermoplastic Flowforming™ operating line including equipment and premises, located in Mims, Florida, which the Company through ECC leased to LRM. Since the size of the Mims facility was limited, being used primarily for product development and small production runs, it was decided by LRM management to vacate the Mims facility and to lease a new facility that could house not only current operations but also at least two additional production/product development lines.  LRM leased the new facility and, in July 2006, it relocated to the new facility in Rockledge, Florida, with LRM's first operating line currently in full operation and key components for a production line purchased and installed, with an estimated start up time for the production line scheduled for early 2007.

                The Company currently has two employees.  The Company's current policy is to utilize consultants for accounting, legal and administrative services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations.  The Company currently retains two consultants in the areas of accounting, legal and administration.  As a result of the ECC/TCD Merger and the establishment of the ECC/NOVA Chemicals, Inc. joint venture, two prior Company consultants became consultants of LRM.   In addition, two TCD employees and one consultant have become employed by LRM.  Contracts are entered into as required, with respect to employees and consultants who provide marketing, engineering and technical support for LRM products in development.

                The Company anticipates that LRM will add personnel required for operation of the existing facility and to facilitate expansion of the business during the 2007 fiscal year.  The Company does not expect to add key employees to its own staff during the current year.

Raw Materials

                As previously stated, LRM is constructing its own manufacturing facilities, and these facilities will utilize significant amounts of plastic, differing in grade and price per pound.  There are numerous plastic suppliers in the United States including Exxon Mobil Chemicals, Basell, with respect to suppliers of virgin plastic materials, as well as  several recycled plastic suppliers.  The TPF ThermoPlastic Flowforming™ manufacturing process is flexible and allows for the inclusion of plastics of varying grades.  As such, access to raw material required for production of various products that utilize the TPF ThermoPlastic Flowforming™ process in their manufacture is not anticipated to be more than a short term supply issue.  LRM's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of TPF ThermoPlastic Flowforming™ designed and produced products manufactured using virgin or recycled plastics.

                LRM and the Company, through its joint venture interest in LRM, are subject to risks in connection with proposed raw material procurement and use.  These risks may have a material effect on the Company's business.  Some of the possible risks relating to raw materials are (i) government legislation prohibiting the use of recycled plastic in all products; (ii) market resistance to products manufactured from recycled materials; and (iii) introduction of new, more sophisticated, methods of plastic recycling equipment, rendering the TPF Thermoplastic Flowforming™ methodologies obsolete.

Federal Regulation

                LRM has not been materially impacted by existing government environmental regulation.  The Company recognizes, however, that products developed by LRM utilizing the TPF Thermoplastic Flowforming™ process and its business, in general, may be significantly impacted by constantly changing environmental laws and regulations, which may require that certain environmental standards be met and liabilities be imposed for the failure to comply with such standards.  The Company believes that it and LRM are presently in compliance with all applicable federal, state and local environmental laws, rules and regulations.  In the future, LRM may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of toxic materials and certain waste products.  While the Company believes that LRM anticipates taking all necessary steps to comply with all applicable environmental laws and regulations, there can be no assurance that LRM's operations or activities, or historical operations by others at the LRM locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company and LRM.  The Company's costs in complying with environmental laws to date have been negligible.

Contracts, Arrangements, Understandings or Relationships with Nova Chemicals Inc.

                Nova Chemicals Inc., a Delaware corporation, is an indirect wholly-owned subsidiary of Nova Chemicals Corp. ("Nova").  The principal business of Nova is the production and marketing of plastics and chemicals.  The principal business of NCI is to serve as a United States operating company for Nova.

                NCI executed a Limited Liability Company Agreement dated as of February 18, 2005 with ECC, a wholly-owned subsidiary of Envirokare, to create LRM, the companies' joint venture entity.  LRM was created for the purpose of commercializing Envirokare's TPF ThermoPlastic Flowforming™ technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.  ECC sold its intellectual property rights, technology, manufacturing equipment and its TPF ThermoPlastic Flowforming™ business activities to LRM pursuant to the terms of an Asset Purchase Agreement dated as of March 3, 2005, while NCI contributed $5,000,000.  NCI also agreed to contribute $1,000,000 in services to LRM.

                NCI and the Company (through ECC) entered into a promissory note arrangement on May 15, 2006, which provided for a loan from NCI to ECC of $500,000, upon which interest accrues daily at an annual rate of 9%.  Pursuant to the terms of such promissory note, NCI, at its sole discretion, may convert all or any portion of the principal and accrued interest into common stock of Envirokare, at a price of $0.45 per share.  The promissory note is due on May 15, 2008 with ECC having the right to prepay without penalty or premium of any kind.  The promissory note is secured by a Pledge and Security Agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such Pledge and Security Agreement.  The obligations of ECC under this promissory note are guaranteed by that certain Guaranty executed by the Company and dated as of May 15, 2006.

                On June 23, 2006, LRM entered into certain loan transactions with SunTrust Bank in order to provide financing for the purchase of new equipment.  In connection with such loan transactions, NCI provided (i) a Guaranty for $2,240,000 and (ii) two Letters of Credit for a total of $1,110,000 to secure certain loans from SunTrust to LRM.  NCI and the Company are currently negotiating the terms of a potential arrangement whereby NCI could elect to repay on behalf of LRM a portion of LRM's obligations under the SunTrust loan transactions, in exchange for which NCI would be entitled to a number of shares of Company common stock equal to the Company's share of the repayment amount divided by a price to be determined.

                On October 2, 2006 and pursuant to a Subscription Agreement dated as of such date, NCI purchased 6,349,206 Company - offered "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.  Subsequent to NCI's purchase of the Units, NCI was offered the right to nominate one member of the Company's board of directors.  Upon NCI's acceptance, the Company board of directors on November 27, 2006 elected John P. Sereda, NCI's nominee.

Item 2.    Description of Property

                The Company leases office space in New York, New York and has done so since July 1, 2005 with its lease payments currently $4,542 per month.  It incurs additional monthly charges for common area services and its lease payment includes a provision for certain additional specific telephone and secretarial services.  Total payments under the New York lease for the year ended December 31, 2006 were $54,504.

                The Company had previously leased office space in both Orlando, Florida from September 16, 2002 to September 2005 and in Boca Raton, Florida from February 7, 2001 to February 2006.  Its total payments under the Orlando lease for the year ended December 31, 2005 were $24,192 and its total lease payments under the Boca Raton lease net of subtenant income were $27,940 for the year ended December 31, 2005 and $ 5,610 for the year ended December 31, 2006.

                The Company records, as rent expense, payments to officers and directors for lodging reimbursement, but the Company is not contractually bound by lease agreements to make such payments.  For the year ended December 31, 2005, the Company recorded rent expense payments of $14,034 related to these transactions and no related rent expense payments for the year ended December 31, 2006.

As a part of the merger with TCD, described in Item 1. above, the Company acquired property in Mims, Florida and through ECC leased it to LRM for a period of two years.  This two-year agreement provided for rents of $7,000 per month with the lease to terminate in March 2007.  During the year ended December 31, 2006, the LRM lease was terminated and the Mims property was sold for a gross sale price of $440,000, netting the Company approximately $326,000.

                During the month of July 2006, LRM relocated its operations to a leased facility in Rockledge, Florida.  The lease is for a period of five years and provides for a monthly rent of $11,667, with a security deposit of $20,000.  This lease may be extended for an additional five-year term, in which case an incremental lease payment increase is provided for in the renewable lease term.  LRM maintains insurance on the Rockledge facility property and believes it to be adequate to cover any risk of normal loss.

Item 3.    Legal Proceedings

                The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada.  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  Company management believes that it will prevail in this action and that any outcome will not have a material adverse affect on the Company's operations.

                The Company was a named defendant along with others including a director of the Company in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC ("Sports Quest"), for back wages and penalties.  This action was settled during the period ended September 30, 2005.

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

                By reason of the foregoing, on or about June 10, 2005 the Company filed its complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company complaint was subsequently amended to add multiple claims that during the period Mr. Steve Pappas, the Defendant, was President, CEO and Chairman of the Company he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company was entitled to be reimbursed.  Mr. Steve Pappas denied all of the Company claims and filed counterclaims seeking affirmative relief by (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust had breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the Board of Directors; (4) seeking to force the Company to indemnify him for expenses he incurred as a result of certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with his defending the claims asserted against him in the Company's amended Complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by the Company representatives for services performed on behalf of the Company.  Subsequent to the period ended March 31, 2006, the Company and Mr. Steve Pappas settled the aforementioned litigation by entry into a without prejudice Standstill Agreement dated April 14, 2006 under the provisions of which  Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share and exercisable for a ten year period,  (ii) received a $200,000 credit in connection with his future exercise of Company options and/or warrants held in his name, (iii) the aforementioned voting trust created in his name was terminated, and (iv) Mr. Steve Pappas agreed not to vote any Company shares held in his name for a period of five years.

Item 4.    Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of shareholders by the Company during the 2006 fiscal year.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

                The approximate number of holders of record as at December 31, 2006 was 133, with issued and outstanding shares recorded as 57,469,863.

                The Company's common shares trade from time to time, under the symbol ENVK, on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc.

	Closing
Quarter Ending:	High	Low

March 31, 2005	$1.10	$0.60
June 30, 2005	$1.00	$0.15
September 30, 2005	$0.77	$0.39
December 31, 2005	$0.75	$0.24
March 31, 2006	$0.52	$0.22
June 30, 2006	$0.50	$0.40
September 30, 2006	$0.72	$0.43
December 31, 2006	$0.64	$0.47

                These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                There have been no cash dividends declared on the Company's common stock in the last two fiscal years.  Dividends are declared at the sole discretion of the Company's Board of Directors.

                Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Available for Issuance

1999 Equity Incentive Plan	250,000	$0.575	2,798,570

Total	250,000	$0.575	2,798,570

Unregistered Sales of Securities during the Last Fiscal Year

                There have been no sales of unregistered securities within the 2006 fiscal year which would be required to be disclosed pursuant to Item 701 of Regulation S-B and not previously reported, except for the following:

                During the 2006 fiscal year, the Company completed a private placement offering of its securities which was exempt under the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 506, wherein the Company sold 7,642,856 Units to offering participants at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements.  From the offering, the Company realized $4,663,832 in cash proceeds, with $3,855 set off against accounts payable for expenses, $84,313 set off against compensation payable and $63,000 set off against a stock exercise credit.  Additionally, the Company issued 4,220,833 shares of its common stock when warrants at prices ranging between $0.20 and $0.24 per share were exercised for cash proceeds of $840,000 and set off against a stock exercise credit in an amount of $137,000.  The Company also issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 847,826 shares were issued when stock options were exercised at prices ranging between $0.23 and $0.30 per share for a total of $174,751 in cash proceeds, $12,125 set off against accounts payable for expenses and $11,000 set off against compensation payable.  An additional 123,316 shares were issued when stock options were exercised at a price of $0.965 per share for a total of $119,000 and 300,000 shares were issued when stock options were exercised at a price of $0.40 per share for a total of $120,000 with both respective stock issuances set off against compensation payable.

                Subsequent to the year ended December 31, 2006, the Company issued 1,854,167 shares of common stock when warrants were exercised for between $0.24 and $0.40 per share for cash proceeds in an amount of $453,000.

Item 6.    Management's Discussion and Analysis:

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

Financial Position, Results of Operations and Liquidity and Capital Resources

                Management's discussion and analysis of our financial condition and results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  Our critical accounting policies are described in Note 2 of the Company's Consolidated Financial Statements follow Item 14, beginning at page F-1, below.  This summary of critical accounting policies of the Company is presented to assist in the understanding of the Company's financial statements.  All accounting estimates are at risk to change because of internal and external factors, and when adjustments are adopted.  Most of our estimates are based upon historically known data and have remained stable over time.  Certain estimates are subject to marketplace conditions, and are discussed below.

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

Critical Accounting Policies

                We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

Cash and Marketable Securities

                Following guidance from FAS 12, Accounting for Certain Marketable Securities, the Company records the carrying value of its marketable securities at the lower of cost or market as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as other income.  Portfolio transaction costs are recognized and expensed in the period in which they are incurred.

                For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  Securities investments that are bought and principally held for the purpose of selling them in the near future are classified as trading securities.  Management believes that its treatment of near term investments as trading securities is reasonable given the liquidity of the investments held, providing management ready access to these funds to facilitate any anticipated use in support of its business operations.

Deferred tax assets and liabilities

                The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction.  To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.  Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company's ability to obtain the future tax benefits.

Outstanding Dilutive Securities

                The Company currently reports stock options and warrants issued under the rules of SFAS No. 123.  In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 and issued SFAS No. 123R.  The Company does not expect an impact on its overall results from operations and financial position from adopting the provisions as provided for under SFAS No. 123R.

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

                In accordance with EITF 98-5 and 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.  The Company and a beneficial holder of Company securities, Nova Chemicals Inc., entered into a loan agreement during the 2006 fiscal year ended, which loan contained a beneficial conversion feature.  The Company accounts for this loan in accordance with EITF 98-5 and 00-27, as discussed above.

                Pursuant to SFAS 123 and 123(R) and EITF 98-5 and 00-27, the Company has and presently makes valuation determinations of options, warrants and, conventional convertible debt.  These valuations are reviewed and revalued, where necessary, every audit year.  Adjustments, if required, are made to the Company's records to reflect valuation changes that are made.

                For the year ended December 31, 2006 and the year ended December 31, 2005, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered anti-dilutive:

	Outstanding December 31, 2006	Outstanding December 31, 2005

Conventional convertible debt	1,169,444	-
Stock options	18,568,307	17,414,449
Stock warrants	14,684,106	16,816,250

Total outstanding dilutive securities	34,421,857	34,230,699

                The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2006: risk-free interest rate of 8-9%, volatility of 74.66%, and terms ranging from two to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2005: risk-free interest rate of 3 to 4%, volatility ranging from 72% to 94%, and terms of three to ten years.

                A detailed discussion regarding issued and outstanding and exercisable issued and outstanding stock options and purchase warrants is provided in Note 10 and, with respect to conventional convertible debt, Note 7 of the Company's Consolidated Financial Statements, which follow Item 14, beginning at page F-1, below.

Patents

                In March 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly-owned subsidiary, ECC.  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC.  Upon completion of the merger with TCD into ECC, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset is $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12% in ascribing the value to the intangible asset obtained.  We continue to conduct impairment valuations on all material corporate assets, to determine that no other reason(s) exists which would require an adjustment to the valuations carried on the Company's books.

Recent Accounting Pronouncements

                In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

                In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)."  This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

                In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  Management has not yet determined the impact of SFAS No. 157 to its financial position or results of operations.

                In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

                In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available- for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

                In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140."  This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.   Management believes the adoption of SFAS 155 will have no immediate impact on the Company's financial condition or results of operations.

Reclassification

                That Company has reclassified the Stock options and warrants account and merged that account into the Additional paid-in capital account during the year ended December 31, 2006.  Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition

                The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from research and development and product development activities.  Services contracts (i.e. for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment.  Renegotiated amounts are not included in net revenues until earned, and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and Administrative fees are billed upon contract approval.  Revenues from Setup and Administrative fees are amortized over the life of the contract.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.  All products manufactured for shipment are priced Freight On Board plant (i.e. F.O.B. LRM, the joint venture).

Cost of Sales

                Cost of sales consist of the purchase price of products sold, commissions, inbound shipping charges, net of freight recovered from customers, and packaging supplies.

Financial Position

                As of December 31, 2006, the Company had a cash balance of $4,038,351, compared to a cash balance of $2,193,604 as of December 31, 2005.  The increase in cash was primarily due to funds raised through completion of a private placement offering of Company securities during the quarter ended December 31, 2006, in addition to funds raised during the 2006 fiscal year by LRM through debt financing.  The LRM debt financing is comprised of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.  Additionally, significant capital was expended by the Company's joint venture interest, LRM, to acquire operating equipment for its new operating facility in Rockledge, Florida.  The Company reported $442,198 in accounts payable as of December 31, 2006, compared to $316,900 as of December 31, 2005.  The Company recorded no accrued compensation as of December 31, 2006, compared to $104,186 as of December 31, 2005.

                As of December 31, 2006 the Company reported no property, with equipment in the amount of $4,334,563, compared to property in the amount of $400,000 and equipment in the amount of $507,429 as of December 31, 2005.  The decrease in property is attributed to the sale of Company property in Mims, Florida in connection with the relocation of LRM to the facility in Rockledge, Florida.  The increase in equipment amount is attributed to the acquisition of TCD by merger by the Company and additional equipment purchases by LRM during the 2006 fiscal year, in addition to reporting $135,477 in leasehold improvements in connection with the relocation to the Rockledge, Florida operating facility.

                As of December 31, 2006, the net patent value was $6,671,804, compared to $7,089,966 as of December 31, 2005.  The decrease in patent value is due to amortization recognized during the year ended December 31, 2006.

                As of December 31, 2006 and December 31, 2005 the Company has accrued interest payable on promissory notes due, in the amounts of $76,478 and $44,031, respectively, of which $50,228 is currently the subject of legal dispute (see "Legal Proceedings" below).  The Company also imputes interest payable on a note due to former TCD shareholders, with the imputed interest calculation based on the net present value of the note payable, in an amount of $5,657,208, as established in March 2005.  The accrued interest on this note is $1,439,194 for the 2006 fiscal year end versus accrued interest on the note payable of $678,865 for the 2005 fiscal year ended.  The current portion of notes payable to shareholders was zero as of December 31, 2006 and $1,490,812 as of December 31, 2005.  The decrease in the current portion of notes payable is due to payments made on account of certain notes that matured and became payable by the Company during the year ended December 31, 2006.

                In 2005, LRM determined that in order to meet anticipated production requests from customers during fiscal 2006, additional production and operating equipment would be required.  Subsequently, LRM contracted to acquire a new custom manufactured press.  LRM received delivery of the new press during the year ended December 31, 2006.  The cost of the press was approximately $392,000, for which LRM procured a capital lease.  Additionally, a raw material accumulator was acquired by way of a capital lease in an amount of $218,000.  LRM entered into agreements to acquire additional production equipment during the year ended December 31, 2006, including two 1,500 - ton presses and two 6" in-line extruders.  The equipment, which makes up a significant portion of a new production line commissioned during the 2006 fiscal year ended, was acquired at an aggregate capital cost of approximately $3,236,500.

Results of Operations

                The Company reported revenues for the year ended December 31, 2006 in an amount of $471,091, compared with revenues of $1,073,538 for the year ended December 31, 2005.   Overall, revenues were down 50% for the comparative periods.  The Company reported gross profits of $169,139 for the year ended December 31, 2006, as compared to a gross profit of $509,479 for the year ended December 31, 2005.  The decrease in revenues resulted from the fact that LRM was in the process of relocating its operating facilities to its new location in Rockledge, Florida and was unable to operate at normal capacity during the year ended December 31, 2006.   Additionally, the Company had reported, in a Chairman's Letter to Shareholders issued during July 2006, a projection of $22 million in LRM revenues for the year ended December 31, 2007.  This forecast was revised downward during the first quarter of 2007, primarily due to a commercialization startup date which was moved forward to allow for installation of additional significant enhancements to the new production line, which was installed and commissioned during the fiscal year ended December 31, 2006.

                Total expenses reported by the Company for the year ended December 31, 2006 were $5,344,441, compared to $8,495,072 for the year ended December 31, 2005.  With these expenses, the Company recorded a loss from operations of $5,175,302 for the year ended December 31, 2006, compared to loss from operations of $7,985,593 for the year ended December 31, 2005.  The comparative decrease in expenses for the year ended December 31, 2006 was primarily due to the fact that LRM was unable to operate at normal capacity during a portion of 2006 as a result of the relocation of its operating facilities.  The Company also recognized, in 2005, a one - time expense of $4,947,869 related to the issuance of market-price stock options to executives and others, which options were granted in connection with the closing of the TCD acquisition, as well as amortized interest expense on a note payable to former TCD shareholders of $760,329 and $678,865 for the respective 2006 and 2005 fiscal years ended.

Liquidity and Capital Resources

                The Company has budgeted expenditures of $930,000 for fiscal 2007.  During the 2006 fiscal year ended, the Company raised $4,663,832 from a private placement offering of its securities and an additional $269,752 from the exercise of stock options and warrants.  As of December 31, 2006, the Company had a cash balance of $4,038,351, which includes cash balances of LRM, in the amount of $141,138, of which $7,666 is restricted.  LRM was initially capitalized with a $2,500,000 contribution in cash and $1,000,000 in services to be provided by NCI.

                The significant changes in assets during the year ended December 31, 2006 were primarily due to (i) the increase in accrued interest in the amount of $760,329, resulting from the imputation of interest payable on the net present value of the note payable to TCD shareholders in connection with the acquisition of TCD; (ii) the acquisition of additional operating equipment by LRM, in an amount of $3,846,513; (iii) a change in the net patent value, as a result of the amortization of the patent value; (iv) a decrease in accounts receivable, in the amount of $331,053; (v) the establishment of LRM's initial inventory, in an amount of $13,607; (vi) sale of the Company's property located at Mims, Florida, in an amount of $440,000; (vii) the recognition of accrued interest in connection with certain notes payable to a former director and officer, which the Company is currently disputing; and (vii) amortization of the patent value in an amount of $418,162.

                The Company has historically raised equity capital through the sale of common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  The Company will consider funding future operations through further private placements and borrowings and from funds to be derived from future warrant or option exercise and product sales, product development agreements and licensing by LRM of the TPF™ Thermoplastic Flowforming technology.

                Although management believes its current capital resources to be sufficient to meet the needs of its operations, no assurance can be given that demand for our equity/debt instruments will be sufficient to meet our capital needs, that financing will be available on terms favorable to us, or that operations will provide sufficient revenue.  If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results.  In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Company to: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives, including a merger or sale of the business.  To the extent that we raise additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

                The Company has no Off-Balance Sheet arrangements other than as discussed in the section above titled Contracts, Arrangements, Understandings or Relationships with Nova Chemicals Inc., wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a Pledge and Security Agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM, the joint venture, and the related collateral described in such Pledge and Security Agreement.  The obligations of ECC under this promissory note are guaranteed by that certain Guaranty executed by the Company and dated as of May 15, 2006.

Subsequent Events

                Subsequent to the year ended December 31, 2006, the Company issued common stock in an amount of 1,804,167 shares in completion of a warrant exercise initiated during December 2006.  Additionally, the Company issued 50,000 shares of common stock upon exercise of purchase warrants during the first quarter of 2007.

Item 7.    Financial Statements

                Our audited financial statements, for the 2006 fiscal year, and for the 2005 fiscal year, follow Item 14, beginning at page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 8A.  Controls and Procedures

                Under  the  supervision  and  with  the  participation  of our  management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the  effectiveness  of the design and operation of our  disclosure  controls and procedures  (as defined in Rule  13a-15(e)  or  15d-15(e) under the  Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded  that,  as of the  end of the  period  covered  by  this  report,  our disclosure controls and procedures  were  effective to ensure that information required to be disclosed in the reports that the Company files or submits under the  Securities Exchange Act of 1934 is recorded,  processed, summarized  and reported within the time periods specified in the SEC's rules and forms and timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings.  There has been no change in the Company's internal  control over  financial  reporting during the Company's most recent fiscal year that has materially affected, or is reasonably  likely  to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

                None

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

                The following list identifies the members of the Company's Board of Directors as of December 31, 2006, as well as the Company's current executive officers, and sets forth certain information regarding each person.  Each director serves in office until the next annual meeting of shareholders; the Company's President and Executive Vice President serve as such at the pleasure of the Board of Directors.

Name	Age	Position
Louis F. Savelli	71	Chairman of the Board of Directors and Chief Executive Officer
George E. Kazantzis	56	Director, President, Principal Financial Officer, Treasurer and Secretary
Dr. John Verbicky*	54	Director
Dr. Walter V. Gerasimowicz	54	Director
John P. Sereda	52	Director
Paul G. Gillease	74	Director
Douglas Davidian	54	Director
Steve Pappas	63	Director
Dr. Gary Cook**	62	Former Director
Dr. Nicholas Pappas***	77	Former Chairman of the Board of Directors and Chief Executive Officer

*Dr. Verbicky departed as President and CEO of the Company in March of 2005 to become President and CEO of LRM, the Company's joint venture.  He remains a Director of the Company.
**Dr. Cook resigned as a Director of the Company in March of 2005 to become a Director and then the Chairman of LRM.
***Dr. Pappas resigned his positions as Director and Chief Executive Officer on September 30, 2006.

                Mr. Louis F. Savelli, Director, joined the Company's Board in September 2005, and he brings extensive executive experience developed in the polymer products industry to Envirokare's Board.  Mr. Savelli's substantial industry contributions were achieved primarily with E. I. DuPont de Nemours and Company ("DuPont").  He was assigned to Marketing in 1963, and worked in Technical Services, Sales and Market Development.  He became District Manager for Teflon in Los Angeles in 1969, and from there progressed through a number of management positions, including an assignment in the Corporate Plans Division, working on virtually every product group in DuPont's Polymer Products Division.  In 1989, he was appointed Division Director for the Finishes Division, DuPont's business group responsible for the supply of paints and finishes to the automotive OEM and after markets.  Mr. Savelli was appointed Vice President and General Manager in 1991, and moved to Detroit where, in addition to heading the Finishes business, he took over responsibility for marketing all of DuPont's products to the Automotive Industry.  Under his leadership, the Finishes Division grew to become one of DuPont's largest and most profitable business groups.  In 1999, the business acquired the Herberts Paint Company, a Division of Hoechst, for just under $2 billion, thus doubling in size and becoming a global entity.  He was appointed Group Vice President in 1999, and retired in 2001.

                Dr. Nicholas Pappas, Former Chairman of the Board of Directors and Chief Executive Officer.  Dr. Pappas retired from the DuPont Company, where he was Executive Vice President and member of DuPont's  Executive Committee, after 34 1/2 years of service.  His background at DuPont was in coatings and polymers technology.  After DuPont, Dr. Pappas served as President and Chief Operating Officer of Rollins Environmental Services and later Vice Chairman of the Board from July 1991 to March 1996.  Dr. Pappas resigned his positions of Chairman of the Board of Directors and Chief Executive Officer on September 30, 2006.  Dr. Pappas remains in the capacity of an advisor to the Company's Chairman and the Board of Directors.

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

                Mr. George E. Kazantzis, Director, has served as President and Principal Financial Officer of the Company since September 20, 2005.   Mr. Kazantzis was appointed Secretary and Treasurer of the Company on November 17, 2005.  Mr. Kazantzis has served in various senior management capacities with the Company since 2002.  Prior to these appointments, Mr. Kazantzis was elected as Acting President and continued his position as Chief Operating Officer, effective March 17, 2005.  Mr. Kazantzis was previously appointed as Executive Vice President of the Company and was appointed President and interim Chief Executive Officer of the Company, and resigned from these positions effective March 5, 2003.  Previously, Mr. Kazantzis was elected Executive Vice President of Envirokare on July 1, 2002 and served in that capacity until his resignation on March 5, 2003.  Mr. Kazantzis was also appointed Assistant Treasurer by the Board of Directors as of December 14, 2002.

                In 1989, Mr. Kazantzis, with other Partners and in conjunction with Merrill Lynch Inter-Funding, acquired and built Pacific Outlook Co., Inc., one of the largest sportswear and licensing companies in the United States.  In 1994, Mr. Kazantzis acquired two of the Pacific Outlook divisions, Offshore California, Inc., a California life style sportswear brand, and Team Gear USA, an athletic brand, which successfully marketed World Cup USA94 and Soccer USA licensed products.  From 1998 to 2002 he was the Managing Director of SLC Leasing Company, Ltd., at that time the largest privately held car-leasing (hire-purchase) company in Thailand.  In conjunction with the law firm of Tilleke & Gibbins and Grant Thornton-Thailand, Mr. Kazantzis successfully funded and restructured SLC as a litigation-proof entity before conveying it to a group of creditors and investors.  During the early 1980s he was a principal in HQZ Enterprises, Inc., a real estate division of Cumberland Investment Group, a New York financial investment firm specializing in real estate and private equity transactions.  Mr. Kazantzis was directly responsible, among many projects, for the design and construction of the New Museum of Contemporary Art and the Andy Warhol Factory. In 1972 he founded EuroConcepts, Ltd., a high-end home remodeling and furniture retailer/distribution business. Mr. Kazantzis was the recipient of the prestigious Resources Council ROSCOE (Design) Award in 1979.

                Dr. John Verbicky, Director, joined the Company in 2003 and served in the capacities of President and Chief Executive Officer until March 2005, when he left the Company to join the Company's joint venture interest, LRM Industries, as President and Chief Executive Officer.  Dr. Verbicky has over twenty-five years of business experience in the high performance materials and plastic composites industry, most recently as President and CEO of Chemfab Corporation, a global manufacturer of high performance composites.  During his tenure as CEO, Chemfab grew over 60% to $125 million in revenues and expanded its presence in the U.S., Europe, South America, Japan and China.  Prior to Chemfab, he served as Manager in the Technology Development and Commercialization area for the General Electric Company leading a series of successful development and commercialization efforts for GE Plastics and GE Silicones.

                Dr. Verbicky received a PhD Degree in Physical Organic Chemistry from the Georgia Institute of Technology, holds 19 US and 7 foreign patents and has more than 20 technical publications.  He is a member of the American Chemical Society, the EPA Science Advisory Board and the Society of Plastics Engineers.

                Dr. Walter V. Gerasimowicz joined the Company's Board of Directors during 2004 and currently serves as Director and Chairman of the Company's Audit Committee.  Prior to joining the Company, Dr. Gerasimowicz has served as a Director of Advisory Services and Chief Investment Strategist for high net worth investors in Lehman's Private Client Services Division.  As a Senior Vice-President he was responsible for portfolio allocation, construction and rebalancing both on a global and on a domestic basis, as well as for risk management and performance attribution. In his work he deals with all security classes (fixed-income and equity), as well as with index, derivative products and alternative investments such as private equity and hedge funds, which can be utilized both to diversify and implement long and/or short-term allocation decisions.  Additionally, tax and monetization strategies are an integral part of his work.

                Prior to assuming his duties at Lehman Brothers, Dr. Gerasimowicz was Head of the International Portfolio Advisory Group at J.P. Morgan, where he pioneered state-of-the art risk management techniques including downside risk measures and methodologies. He also specialized in global and international fixed-income strategies as they related to benchmark design, replication and out-performance for major institutions, including central banks, state pension funds and large endowment funds.  Additionally, he has worked closely with sovereign entities in managing debt (re) issuance on liability side of the balance sheet.  Prior to joining J.P. Morgan he worked as a Senior Scientist for the U.S.D.A. and the Naval Research Laboratories in Washington, D.C., where he specialized in multiple-quantum nuclear magnetic resonance and solid-state thermodynamic research.

                Dr. Gerasimowicz has a B.S. in Chemistry from Ursinus College, MS and PhD degree in Physical Chemistry from Villanova University and an MBA in Finance from Wharton School of the University of Pennsylvania.

                Mr. John P. Sereda joined the Company's Board of Directors in September of the 2006 fiscal year.  He has over 30 years of financial management experience.  His responsibilities have included debt and equity financing, treasury operations, pension management, insurance, mergers and acquisitions.  Mr. Sereda has held his current position as Vice President Finance and Treasurer of NOVA Chemicals since 1998.  Prior to joining NOVA Chemicals in 1989, Mr. Sereda had an extensive career in corporate and investment banking with a major Canadian bank.  Mr. Sereda attended the Universities of Saskatchewan, Toronto and British Columbia, where he received a Bachelor's degree in Economics and professional designations as an Associate of the Institute of Canadian Bankers (AICB) and as a Certified Cash Manager (CCM).

                Mr. Paul Gillease joined the Company's Board of Directors in August of the 2006 fiscal year.  Mr. Gillease retired from the DuPont Company as Vice President of the Nylon Division, in 1993, where among his duties in this capacity, he oversaw a major acquisition from ICI, a United Kingdom-based public traded entity.  Prior to this involvement with DuPont, Mr. Gillease served as Vice President & General Manager DuPont Textiles, where he held worldwide responsibility for "Lycra, Nylon, Dacron, Orlon" operations, managing annual revenues of $4 billion with 23 manufacturing sites, 14 of which are located outside the United States.  In addition, among positions held during a thirty two-year employment with DuPont, he represented DuPont on several foreign joint venture boards, served as a Business Director of DuPont's Dacron fiber Division, and served as a Director of Corporate Marketing, Specialty Products, Fabrics and Finishes.  After DuPont, Mr. Gillease served as a Consultant Board Member to Guildford Mills, Inc., Galey & Lord and Pillowtex/Fieldcrest Cannon, all New York Stock Exchange -listed companies.  Mr. Gillease has also recently served as a Board Advisor to Joan Fabrics and American Textile, both privately held companies.

                Mr. Gillease received a Bachelor of Science in Economics from St. Peter's College, New Jersey and an MBA from Seton Hall University.

                Mr. Douglas Davidian joined the Company's Board of Directors in September of the 2005 fiscal year.  He has over twenty-three years experience in the business furnishings industry and presently owns and operates three successful businesses that design, manufacture and develop furniture for various end-use applications across a broad range of industries.  He is a multiple award recipient of furniture industry acknowledgements in the State of California and his businesses have ranked in the top 100 of the fastest growing privately held companies in America (1990).  His business acumen, development skills and community contributions have been recognized by organizations within California on a regular basis over the past fifteen years.  He serves and has served in an active capacity on numerous regionally-based business and community boards and committees.

                Mr. Steve Pappas, Director, joined the Company's Board of Directors in March 2001 and has served in various management and Board capacities since 2001.  He was elected as President and a director of the Company on March 26, 2001 and served in that capacity until his resignation on March 5, 2003.  Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present as Managing General Partner of SPL Associates ("SPL"), based in Brooklyn, New York.  SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York.  Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980, during which time it became the largest third party leasing company for Xerox equipment.

                Dr. Gary Cook, former Director, joined E. I. DuPont in 1969 as a Research Chemist.  Remaining with DuPont for 23 years, he held  a number of senior management positions, including Vice President of Medical Products, Vice President and General Manager of Publishing and Printing, and Vice President-Corporate Plans.

                Dr. Cook joined Ethyl Corporation as Senior Vice President and President-Chemicals Group and Director in 1992, and he later  served as President and Chief Operating Officer of Albemarle Corporation, the former Chemicals Group spun off from Ethyl, as the Albemarle Corporation is an independently traded specialty chemical company.   He was named Chairman, President and Chief Executive Officer of Witco Corporation in 1996, and served in that capacity until the merger of Witco and Crompton and Knowles in 1999, at which time he was named Chairman of the merged company, CKWitco.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except with respect to two Forms 4 which were filed late on behalf of Mr. Steve Pappas, a Company director, disclosing an acquisition of Company common stock, in an amount of 500,000 shares, by conversion of options held in Mr. Pappas' name during fiscal year 2004 and receipt of a stock option grant to purchase up to 1,200,000 shares of Company common stock, such grant provided by virtue of a Settlement Agreement between Mr. Pappas and the Company, dated April 14, 2006, with the Section 16(a) filing for both transactions dated September 12, 2006.

Code of Ethics

                The Company's Board, pursuant to Item 406 of Regulation S-B, adopted a Code of Ethics during the 2006 fiscal year ended.  A copy of the Code of Ethics was filed with the Commission on Form 8-K, dated August 30, 2006, and may be viewed on the Company's web site www.envirokare.com.

Audit Committee

                The Company, pursuant to Item 407(d)(4) and (5) of Regulation S-B, appointed an Audit Committee during the 2005 fiscal year.  The committee is comprised of three individuals who possess experience in matters relating to financial reporting and accounting.  The following persons serve on our audit committee: Dr. Walter Gerasimowicz, Douglas Davidian and Dr. John Verbicky.  Prior to becoming an operating company, which occurred during the fiscal years ended 2006 and 2005, the Company had limited liquidity and was unable to retain a financial expert to serve on its Audit Committee.  During the 2007 fiscal year, to the extent the liquidity of the Company continues to adequately improve, it will search for a qualified financial expert and appoint him or her to the Board and Audit Committee.

Nominees to the Company's Board of Directors

                The Company, pursuant to Item 407(c)(viii) and as otherwise stated in the Company's By-laws, has not adopted procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 10.   Executive Compensation

Executive Compensation

                The Company is required to set out particulars of compensation paid for the last fiscal year, or for such shorter period since the Company's inception, to the following persons (the "Named Executive Officers"):

                (a)  All persons serving as the Company's principal executive officers, or serving in a similar capacity, during the last completed fiscal year;

                (b)  Each of the Company's two most highly compensated executive officers, other than the then principal executive officers, who were serving as executive officers at the end of the last completed fiscal year; and

                (c) Up to two additional individuals for whom disclosure would have been provided under (b), except that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

                Louis F. Savelli was elected Chairman and Chief Executive Officer of the Company on October 2, 2006, replacing Dr. Nicholas Pappas, who resigned those positions on September 30, 2006.  Dr. Pappas remains in the capacity of an advisor to the Chairman and the Board of Directors.  George E. Kazantzis resigned from the position as Executive Vice President of the Company and was elected President and interim Chief Executive Officer of the Company, effective March 5, 2003, and he was paid a salary, a portion of which was realized as deferred compensation, as set out in the following table.  Mr. Kazantzis was appointed President of the Company in September 2005.  From September 2003 through early March 2005, John Verbicky served as President and Chief Executive Officer of the Company, and he was paid a salary, a portion of which was realized as deferred compensation, as set out in the following table.  No other persons fall within the above-listed categories (a), (b) or (c).

Summary of Compensation

                The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid to each of the Company's Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name	Year		Salary[1]		Bonus[1]		Stock Awards	Option Awards[2]		Non-Equity Incentive Plan Compensation		Non-Qualified Deferred Compensation Earnings		All Other Compensation[3]	Total

Louis F. Savelli, Chief Executive Officer[4]	2005 2006	$	- 30,000	$	- -	$	- -	$100,785 265,000	$	- -	$	- -	$	- -	$100,785 295,000

George E. Kazantzis, President, Chief Operating Officer and Principal Financial Officer[5]	2004 2005 2006		140,000 150,000 160,000		- - -		- - -	107,325 712,500 126,850		- - -		- - -		13,993 13,993 13,993	261,318 876,493 300,843

Nicholas Pappas, Chief Executive Officer (former) [6]	2004 2005 2006		- - 24,000		- - 250,000		- - -	123,420 1,875,000 -		- - -		- - -		- - -	123,420 1,875,000 274,000

John Verbicky, President, CEO (former) [7]	2004 2005 2006		175,000 18,638 -		- - -		- - -	- 487,500 -		- - -		- - -		- 141,327 -	175,000 647,465 -

                (1)  The salaries for the named executive officers in the reported years were paid in cash.  The bonus paid to the former chief executive officer was used as a credit to exercise stock options (see the Option Exercises and Stock Vested table below).

                (2)  "Option Awards" represent the dollar amount recognized as an expense with respect to option awards on the Company's financial statements for the 2006 fiscal year in accordance with FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123 (R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by FASB No. 123(R).  No amounts of option awards were forfeited by the named executive officers for 2006.  Option expense is charged to earnings over the relevant period of vesting service and relates to the awards granted to the named Chief Executive Officer in September 2005.  See footnote 4 below for a discussion to this named executive officer.  Additionally, see the following footnotes 5, 6 and 7 for a discussion of the option grants to other named executive officers.  See Note 10 to the Company's audited financial statements for the 2006 fiscal year for a discussion of the methodology used and the assumptions made in the valuation of the options.

                (3)  "All Other Compensation" reflects compensation paid by us to our named executive officers as (i) year-end annual compensation, (ii) 401(k) matching contributions, (iii) insurance premiums, and (iv) other perquisites.  The amounts paid to Mr. George E. Kazantzis include annual payments of $9,193 for insurance premiums paid and car allowance paid in an amount of $4,800. The amounts paid to Dr. John Verbicky relate to severance paid during 2005, in an amount of $141,327.  For a detailed discussion of these amounts, please refer to the narrative discussion in the following footnote 5 and footnote 7, respectively, below.

                (4)  Mr. Savelli was elected Chief Executive Officer and Chairman effective October 2, 2006, replacing Dr. Nicholas Pappas in those capacities.  Mr. Savelli was granted 500,000 shares at that time.  During September 2005, Mr. Savelli joined the Company's Board and was awarded a stock option to purchase up to 300,000 shares of Company common stock, subject to vesting criteria, wherein ½ of the options vested in the year ended December 31, 2006 and the remaining ½ of the options vest during the year ended December 31, 2007, provided that Mr. Savelli remains a director or Chairman of the Company.  The Company recognized the compensation expense for ½ of the option value during the year ended December 31, 2006 (see the Compensation of Directors and Remuneration of Senior Officers section, below).

                (5)  Of salary amounts for Mr. Kazantzis, one half was deferred for the years ended December 31, 2005 and 2004.  Mr. Kazantzis elected to exercise options and warrants during the year ended December 31, 2005.  In addition, ½ of Mr. Kazantzis' salary was deferred through a portion of 2006, and Mr. Kazantzis elected to exercise warrants with the remaining portion of his deferred salary in the 2006 fiscal year ended.  Mr. Kazantzis was granted a stock option to purchase up to 250,000 shares of Company common stock during the year ended December 31, 2004.  The fair value of these options used in calculating the compensation expense recorded in the year ended December 31, 2004 was $0.429 per share.  During the year ended December 31, 2005, Mr. Kazantzis was granted an option to acquire up to 950,000 shares of Company common stock.  This fair value of these options used in calculating the compensation expense for the year ended December 31, 2005 was $0.75 per share.  During the year ended December 31, 2006, Mr. Kazantzis was granted an option to acquire up to 250,000 shares of Company common stock.  The fair value utilized in calculating the compensation expense for the year ended December 31, 2005 was $0.507 per share.  Mr. Kazantzis receives a car allowance, in a monthly amount of $400, and medical insurance allowance, in a monthly amount of $766.  Both of these allowances are reported in the table above under the "All Other Compensation" column (see the Compensation of Directors and Remuneration of Senior Officers section, below).

                (6)  Dr. Pappas, during the year ended December 31, 2003, was granted a stock option, a portion of which provided for a purchase of up to 600,000 shares of Company common stock at a price of $0.23 per share, and which option grant vested during the 2004 fiscal year, with the calculated fair value of $0.206 per share for the granted options.  Additionally, during the year ended December 31, 2005, Dr. Pappas received an option to purchase up to 2,500,000 shares of Company common stock, which grant vested immediately and had an option value calculated at $0.75 per share.  Dr. Pappas also received a stock option to acquire up to 1,000,000 shares of Company common stock, during the year ended December 31, 2005, which option grant is subject to vesting criteria that have not been realized as of the 2006 fiscal year ended.  The vesting of this grant is related to performance criteria at the Company's joint venture interest, LRM Industries, LLC.  In the event that these performance criteria are met, then Dr. Pappas will receive a fully-vested stock option to acquire up to an additional 500,000 shares of Company common stock (see the Compensation of Directors and Remuneration of Senior Officers section, below).

                (7)  Of the salary amount for Dr. Verbicky, ½ was deferred for the year ended December 31, 2004.  Dr. Verbicky elected to exercise options with this deferred salary during the year ended December 31, 2005.  During the period ended December 31, 2005, Dr. Verbicky was granted a stock option to purchase up to 650,000 shares of Company common stock, which grant vested immediately and had an option value calculated at $0.75 per share.  Additionally, during the 2005 fiscal year, Dr. Verbicky received a stock option to acquire up to 500,000 shares of Company common stock, which grant is subject to vesting criteria that have not been realized as of the 2006 fiscal year ended.  The vesting is related to performance criteria at the Company's joint venture interest, LRM.  In the event that these performance criteria are met, then Dr. Verbicky will receive a fully-vested stock option to acquire up to an additional 500,000 shares of Company common stock.  Dr. Verbicky received severance during the 2005 fiscal year ended, and this amount is reported in the table above under the "All Other Compensation" column (see the Compensation of Directors and Remuneration of Senior Officers section, below).

Narrative Discussion of Summary Compensation Table Information

                The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table.  The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

Louis F. Savelli, Chief Executive Officer

                Cash Compensation.  Mr. Savelli was awarded total cash compensation for his services to us in 2006 in the amount of $30,000. Of this sum, $30,000 represents Mr. Savelli's annual base salary for 2006, with no cash bonus or year-end annual compensation awards granted.  As of the 2006 fiscal year end, there was no written employment agreement between the Company and Mr. Savelli.  The base salary paid to Mr. Savelli for 2006 constituted 100% of the total cash compensation paid to Mr. Savelli as set forth in the "Total" column in the Summary Compensation Table.  Since 2004, no change was made to the base salary of the named executive officer.  The Company's Board plans to reevaluate Mr. Savelli's base salary on an annual basis.

                In determining Mr. Savelli's base salary for 2006, the Board considered Mr. Savelli's managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies.  The Board also considered the competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Mr. Savelli, including the performance of Mr. Savelli, and level of his experience, ability and knowledge of the job.

                Long-Term Incentive Awards.  The Company presently has no long-term incentive award program.  On October 2, 2006, the Board granted an incentive award to Mr. Savelli in the form of stock options.  The grant consists of a stock option to purchase 500,000 shares of our common stock at a purchase price of $0.64 per share, which vests and becomes exercisable immediately upon grant.  On September 20, 2005, the Board granted Mr. Savelli an incentive award, as a director of the Company, in the form of stock options.  The grant consists of a stock option to purchase 300,000 shares of our common stock at a purchase price of $0.75 per share, which vests ½ on September 20, 2006 and ½ on September 2007, subject to Mr. Savelli remaining in his capacity as a director of the Company.  No long-term incentive awards were granted to Mr. Savelli in 2006.

                The amounts included under the column "Options" in the Summary Compensation Table for Mr. Savelli represent the dollar amount recognized as an expense with respect to option awards on the Company's audited financial statements for the 2006 fiscal year in accordance with FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by FASB Statement No. 123(R).  See footnote 2 of the Summary Compensation Table for a further description of such amounts.

                Fringe Benefits and Perquisites.  The Company presently provides no fringe benefits to Mr. Savelli.

                Employment Agreement.  As of the 2006 fiscal year end, there was no written employment agreement between the Company and Mr. Savelli.

George E. Kazantzis, President, Chief Operating Officer and Principal Financial Officer

                Cash Compensation.  Mr. Kazantzis was awarded total cash compensation for his services to us in 2006 in the amount of $160,000.  Of this sum, $160,000 represents Mr. Kazantzis' annual base salary for 2006, with no cash bonus or year-end annual compensation awards granted, as determined by his employment agreement.  The base salary paid to Mr. Kazantzis for 2006, in conjunction with car allowance and insurance premium payments in an amount of $13,993, constituted 100% of the total cash compensation paid to Mr. Kazantzis as set forth in the "Total" column in the Summary Compensation Table.  The base salary for Mr. Kazantzis was $150,000 for 2005 and $140,000 for 2004.  Since 2004, no change was made to the base salary of the named executive officers.  The Board plans to reevaluate Mr. Kazantzis' base salary with respect to periods after October 1, 2008, when his current employment agreement expires.

                In determining Mr. Kazantzis' base salary for 2006, the Board considered Mr. Kazantzis' managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies.  The Board also considered the competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Mr. Kazantzis, including the performance of Mr. Kazantzis, and level of his experience, ability and knowledge of the job.

                Long-Term Incentive Awards.  The Company presently has no long-term incentive award program.  On August 24, 2006, the Board granted an incentive award to Mr. Kazantzis in the form of stock options.  The grant consists of a stock option to purchase 250,000 shares of our common stock at a purchase price of $0.60 per share, which vests and becomes exercisable immediately upon grant.  No long-term incentive awards were granted to Mr. Kazantzis in 2006.

                The amounts included under the column "Options" in the Summary Compensation Table for Mr. Kazantzis represent the dollar amount recognized as an expense with respect to option awards on the Company's audited financial statements for the 2006 fiscal year in accordance with FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by FASB Statement No. 123(R).  See footnote 2 of the Summary Compensation Table for a further description of such amounts.

                Fringe Benefits and Perquisites.  During the 2006 fiscal year ended, the Company provided fringe benefits to Mr. Kazantzis in an amount of $13,993, which benefits relate to car allowance and medical insurance premiums.

                Employment Agreement.  We entered into an employment agreement with Mr. Kazantzis effective October 1, 2006.  The agreement follows a prior three-year agreement, which completed October 1, 2006.  Mr. Kazantzis' current annual salary is $160,000.  The employment agreement expires in October 2008, provided that either party may terminate the agreement by providing the other party notice 30 days prior to termination.  In addition, as discussed below in the Employment Contracts and Termination of Employment and Change-in-Control Arrangement section, the employment agreement contains severance provisions which provide for certain payments to be made by us to Mr. Kazantzis upon the occurrence of certain events which result in his employment with us being severed, including upon a change of control of us.  For a detailed description of the severance provisions contained in the employment agreement, please refer to the narrative discussion that follows.

Nicholas Pappas, former Chief Executive Officer

                Cash Compensation.  Dr. Pappas was awarded total cash compensation for his services in the capacity of Chief Executive Officer in the amount of $274,000 for the 2006 fiscal year ended. Of this sum, $24,000 represents Dr. Pappas' annual base salary for 2006 and $250,000 represents an amount paid to Dr. Pappas as a cash bonus.  The base salary and cash bonus paid to Dr. Pappas for 2006 constituted 100% of the total compensation paid to Dr. Pappas as set forth in the "Total" column in the Summary Compensation Table.  Since 2004, Dr. Pappas received no cash compensation in his capacity of Chief Executive Officer of the Company.  Dr. Pappas resigned from his position as Chief Executive Officer effective September 30, 2006.

                In determining Dr. Pappas' compensation for 2006, the Board considered our performance during 2006, past contributions by Dr. Pappas to the Company and the level of compensation paid to the highest paid executive at comparable public companies.  The Board also considered the competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Dr. Pappas, including the performance of Dr. Pappas and level of his experience, ability and knowledge of the job.

                Long-Term Incentive Awards.  The Company presently has no long-term incentive award program.  On March 10, 2005, the Board granted an incentive award to Dr. Pappas in the form of stock options.  The grant consists of a stock option to purchase 4,000,000 shares of our common stock at a purchase price of $0.965 per share, with a portion of the grant representing a purchase of up to 2,500,000 shares of Company common stock vesting and becoming exercisable immediately upon grant and the remaining grant representing a purchase of up to 1,500,000 shares of Company common stock vesting between March 10, 2005 and December 31, 2008, subject to certain threshold performance goals for operations at LRM, the Company's joint venture interest.  On October 1, 2003, the Board granted Dr. Pappas an incentive award, as a director of the Company, in the form of stock options.  The grant consists of a stock option to purchase 1,200,000 shares of our common stock at a purchase price of $0.23 per share, which vests ½ on October 1, 2003 and ½ on October 1, 2004, subject to Dr. Pappas remaining in his capacity as Chairman of the Company's Board.  No long-term incentive awards were granted to Dr. Pappas in 2006.

                The amounts included under the column "Options" in the Summary Compensation Table for Dr. Pappas represent the dollar amount recognized as an expense with respect to option awards on the Company's audited financial statements for the 2006 fiscal year in accordance with FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by FASB Statement No. 123(R).  See footnote 2 of the Summary Compensation Table for a further description of such amounts.

                Fringe Benefits and Perquisites.  The Company presently provides no fringe benefits to Dr. Pappas.

                Employment Agreement.  As of the 2006 fiscal year end, there was no written employment agreement between the Company and Dr. Pappas.

John Verbicky, former President and Chief Executive Officer

                Cash Compensation.  Dr. Verbicky was awarded total cash compensation for his services to us in 2005 in the amount of $159,965.  Of this sum, $18,638 represents Dr. Verbicky's annual base salary for 2005, $141,327 represents severance paid to Dr. Verbicky upon his termination from the Company and no cash bonus or year-end annual compensation awards were granted to Dr. Verbicky for the 2006 fiscal year ended.  The base salary and severance paid to Dr. Verbicky for 2005 constituted 100% of the total cash compensation paid to Dr. Verbicky as set forth in the "Total" column in the Summary Compensation Table.  The base salary for Dr. Verbicky was $18,638 for 2005 and $175,000 for 2004.  Dr. Verbicky left the Company during March of 2005, and the Company has no plans to provide any further cash compensation or consideration to Dr. Verbicky.

                In determining Dr. Verbicky's base salary for 2004 and 2005, the Board considered Dr. Verbicky's managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies.  The Board also considered the competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Dr. Verbicky, including the performance of Dr. Verbicky, and level of his experience, ability and knowledge of the job.

                Long-Term Incentive Awards.  The Company presently has no long-term incentive award program.  On March 10, 2005, the Board granted an incentive award to Dr. Verbicky in the form of stock options.  The grant consists a stock option to purchase 1,650,000 shares of our common stock at a purchase price of $0.965 per share, with a portion of the grant representing a purchase of up to 650,000 shares of Company common stock vesting and becoming exercisable immediately upon grant and the remaining grant representing a purchase of up to 1,000,000 shares of Company common stock vesting between March 10, 2005 and December 31, 2008, subject to certain threshold performance goals for operations at LRM Industries, the Company's joint venture interest.  No long-term incentive awards were granted to Dr. Verbicky in 2006.

                The amounts included under the column "Options" in the Summary Compensation Table for Dr. Verbicky represent the dollar amount recognized as an expense with respect to option awards on the Company's audited financial statements for the 2006 fiscal year in accordance with FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by FASB Statement No. 123(R).  See footnote 2 of the Summary Compensation Table for a further description of such amounts.

                Fringe Benefits and Perquisites.  During the 2006 fiscal year ended, the Company provided no fringe benefits to Dr. Verbicky.

                Employment Agreement.  We entered into an employment agreement with Dr. Verbicky during October 2003.  The employment agreement was to expire in October 2006, and the agreement provided that either party may terminate the agreement by providing the other party notice 30 days prior to termination.  In addition, as discussed below, the employment agreement contains severance provisions which provide for certain payments to be made by us to Dr. Verbicky upon the occurrence of certain events which result in his employment with us being severed, with such severance provisions including a change of control of the Company.  Dr. Verbicky's contract was terminated in March 2005, resulting in the payment of severance by the Company to Dr. Verbicky.  For a detailed description of the severance provisions contained in the employment agreement, please refer to the narrative discussion that follows.

Options and Stock Appreciation Rights Granted During the Most Recently Completed Fiscal Year

                The Company did not grant options or stock appreciation rights to Named Executive Officers during the most recently completed fiscal year other than as set out in the Summary Compensation Table above and the Compensation of Directors and Remuneration of Senior Officers below.

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

Compensation of Directors and Remuneration of Senior Officers

                Mr. Louis F. Savelli, Chairman and Chief Executive Officer, was granted options to purchase the Company's common stock at a price of $0.64, 500,000 exercisable from October 2, 2006 until October 1, 2016.  In addition, Mr. Savelli was granted options to purchase the Company's common stock at a price of $0.75, 300,000 exercisable subject to vesting provisions that provide for 150,000 exercisable beginning September 20, 2006 and 150,000 exercisable beginning September 20, 2007, as long as Mr. Savelli remains a director until the dates of exercise, with the options exercisable until varying dates up to September 20, 2017, subject to the vesting provisions discussed herein.

                Dr. Nick Pappas, former Chairman and Chief Executive Officer, was granted options to purchase the Company's common stock at a price of $0.965, 2,500,000 exercisable from June 13, 2005 until March 10, 2015 and 1,000,000 exercisable subject to attainment of certain performance criteria by LRM and, if performance criteria are met and options are exercised, expiring March 10, 2015.  In addition, Dr. Pappas was granted options to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from October 1, 2003 until October 1, 2013 and 600,000 exercisable beginning October 1, 2004 until October 1, 2014.  This option became fully-vested during the 2006 fiscal year ended.

                Dr. Walter V. Gerasimowicz, Director, was granted options to purchase the Company's common stock at a price of $0.965, 900,000 exercisable from June 13, 2005 until March 10, 2015.  In addition, Dr. Gerasimowicz was granted options to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014.  This option became fully-vested as of the 2006 fiscal year ended.

                Dr. Gary Cook, a former Director, was granted options to purchase the Company's common stock at a price of $0.965, 500,000 exercisable from June 13, 2005 until March 10, 2015.  In addition, Dr. Cook was granted options to purchase the Company's common stock at a price of $0.23, 200,000 exercisable from November 1, 2003 until November 1, 2013 and 200,000 exercisable beginning November 1, 2004 until November 1, 2014.

                Dr. John Verbicky, former President, CEO and currently a Director, was granted warrants to purchase the Company's common stock at a price of $0.965, 650,000 exercisable from June 13, 2005 until March 10, 2015, 500,000 exercisable subject to attainment of certain performance criteria by LRM and, if performance criteria are met and options are exercised, expiring March 10, 2015.  In addition, Dr. Verbicky was granted warrants to purchase the Company's common stock at a price of $0.23, 2,000,000 exercisable from October 24, 2003 until October 24, 2013.   Dr. Verbicky was also granted severance in an amount of $141,327 during the 2005 fiscal year.

                Mr. George E. Kazantzis, President, Chief Operating Officer, Principal Financial Officer and Director, was granted options to purchase the Company's common stock at a price of $0.60, 250,000 exercisable from August 24, 2006 until August 23, 2016.  In addition, Mr. Kazantzis was granted options to purchase the Company's common stock at a price of $0.965, 950,000 exercisable from June 13, 2005 until March 10, 2015, and Mr. Kazantzis was granted options to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from October 1, 2003 until October 1, 2013 and 600,000 exercisable beginning October 1, 2004 until October 1, 2014.   Mr. Kazantzis was also granted options to purchase the Company's common stock at a price of $0.23, 250,000 exercisable from April 1, 2004 until April 1, 2014.

                Mr. Paul G. Gillease, Director, was granted options to purchase the Company's common stock at a price of $0.60, 300,000 exercisable subject to vesting provisions that provide for 150,000 exercisable beginning August 24, 2007 and 150,000 exercisable beginning August 24, 2008, as long as Mr. Gillease remains a director until the dates of exercise, with the options exercisable until varying dates up to August 23, 2018, subject to the vesting provisions discussed herein.

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

                Mr. Steve Pappas, Director, was granted options to purchase the Company's common stock at a price of $0.965, 1,200,000 exercisable from April 14, 2006 until April 13, 2016, such option award resulting from conditions as contained in a Standstill Agreement between the Company and Mr. Pappas, wherein Mr. Pappas was also granted an exercise credit, in an amount of $200,000, to be used at the discretion of Mr. Pappas to exercise stock options or purchase warrants issued in the name of Mr. Pappas.  In addition, Mr. Pappas was granted options to purchase the Company's common stock at a price of $0.965, 200,000 exercisable from June 13, 2005 until March 10, 2015, and Mr. Pappas was granted options to purchase the Company's common stock at a price of $0.23, 600,000 exercisable from April 1, 2004 until April 1, 2014.

                The Board grants directors an Honorarium of $1,000 per meeting attended in person, with the Chairman receiving an Honorarium in an amount of $1,500 per meeting attended in person, in addition to the options and other payments as set out above.  The Board grants directors an Honorarium of $500 per meeting attended telephonically, with the Chairman receiving an Honorarium in an amount of $750 per meeting attended telephonically, in addition to the options and other payments as set out above.  Board Committees are granted an Honorarium of $500 per meeting attended, with the Chairman of the Committee receiving an Honorarium in an amount of $750.  The Board revised the Honorarium during the 2006 fiscal year.  The Board now grants directors $3,000 per meeting attended in person, in addition to the options and other payments set out above.  The Board grants directors an Honorarium of $1,500 per meeting attended telephonically, in addition to the options and other payments as set out above.  Board Committees are granted an Honorarium of $1,500 per meeting attended, with the Chairman of the Committee receiving an Honorarium in an amount of $2,000.  The Board also grants an Honorarium of $3,000 per meeting attended in person for Board appointed directors to the LRM Industries, LLC Board of Directors, and the Board grants $1,500 per meeting held telephonically for Board appointed directors to the LRM Industries, LLC Board of Directors.  For committee meetings held telephonically, non-employee directors receive $750 per meeting, with the Chairman of the respective committee receiving $1,000 per meeting.

                Other than as discussed above, there has been no arrangement pursuant to which directors were compensated by the Company in their capacity as directors or for services rendered as consultants or experts during the 2006 fiscal year.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

                Mr. George E. Kazantzis, as President and Principal Financial Officer, entered into a contract with the Company during October 2003 that provides for an initial base salary at the annual rate of One Hundred Ten Thousand Dollars ($110,000) for the first 12 months hereof ($50,000 of which will be accrued as deferred compensation); One Hundred Forty Thousand Dollars ($140,000) for the second 12 months hereof ($60,000 of which will be accrued as deferred compensation) and One Hundred Sixty Thousand Dollars ($160,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes.  The Company, on the basis of Mr. George Kazantzis' performance and the Company's financial success and progress, shall review this salary level at least annually.  All deferred compensation and interest is due and payable to the contractor 36 months from the date of this agreement or sooner subject to any termination provisions herein.  Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly).  The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms herein.  The Company renewed the contract for Mr. Kazantzis during the 2006 fiscal year on an At Will basis, for a two year period ending October 2008.  The salary payment terms for Mr. Kazantzis provide for payments in an amount of One Hundred Sixty Thousand Dollars ($160,000) (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes.

                Dr. John Verbicky, former President and CEO, entered into a contract with the Company that provided for an initial base salary at the annual rate of One Hundred Forty Thousand Dollars ($140,000) for the first 12 months hereof ($70,000 of which will be accrued as deferred compensation); One Hundred Seventy-five Thousand Dollars ($175,000) for the second 12 months hereof ($85,000 of which will be accrued as deferred compensation) and Two Hundred Thousand Dollars ($200,000) or industry standard, whichever is greater, for the third 12 months hereof (the "Base Salary"), which shall be payable at least as frequently as weekly and not subject to deductions and withholding taxes.  The Company, on the basis of Dr. Verbicky's performance and the Company's financial success and progress, shall review this salary level at least annually.  All deferred compensation and interest is due and payable to the Dr. Verbicky 36 months from the date of this agreement or sooner subject to any termination provisions herein.  Deferred compensation will accrue interest at an annual rate two percentage points (2%) above the prime lending rate as published in the Wall Street Journal (compounded quarterly).  The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company.  Dr. Verbicky is entitled to expenses reimbursements and certain incentives as they are voted by the Board.  Dr. Verbicky departed the Company to become the President and CEO of LRM during March 2005, and the Company made a severance payment to Dr. Verbicky in an amount of $141,327 at that time.

Narrative Discussion to Grants of Plan-Based Awards Information

Employment Arrangements

                The Chief Executive Officer serves at the pleasure of the Company's Board of Directors.  The Board agreed to compensate the named executive officer by virtue of (i) salary, with monthly payments in an amount of $10,000, and (ii) a grant of fully-vested stock options, in an amount of 500,000 shares and a stock purchase price of $0.64 per share.  The fair value of the options granted to the named executive officer was $265,000, as of the 2006 fiscal year end.  As of the 2006 fiscal year ended the Company had not entered into a written agreement with the Chief Executive Officer.  The President and Chief Operating Officer, George E. Kazantzis, and the Company entered into a written Employment Agreement, effective October 1, 2006.  The agreement provides for (i) salary, in a monthly amount of $13,333, and (ii) certain expenses, including car allowance and medical insurance coverage.  In addition, during the 2006 fiscal year ended, the Board provided additional compensation to the named executive officer in the form of a fully-vested stock option grant to acquire Company common stock, in an amount of 250,000 shares at a price of $0.60 per share.  The fair value of the options granted to the named executive officer was $126,850, as of the 2006 fiscal year end.  With the exception of Nicholas Pappas, the former Chief Executive Officer who received a bonus during the 2006 fiscal year ended in an amount of $250,000, none of the named executive officers received or is scheduled to receive a bonus.  During the 2006 fiscal year ended, the Board did not grant stock options to named executive officers within a timeframe that coincided with the release of any material non-public information, and all options granted during the 2006 fiscal year were issued at a purchase price equal to the market price of the Company's common stock on the date of the option grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Louis F. Savelli, Chief Executive Officer[1]	150,000 500,000	150,000 -	- -	$0. 0.	75 64	09/20/2015 10/01/2016	- -	- -	- -	- -

George E. Kazantzis, President and Principal Financial Officer[2]	1,100,000 250,000 950,000 250,000	- - - -	- - - -	0. 0. 0. 0.	23 23 965 60	10/01/2013 04/01/2014 03/10/2015 08/23/2016	- - - -	- - - -	- - - -	- - - -

Nicholas Pappas, Chief Executive Officer (former) [3]	1,501,684	1,500,000	-	0.	965	03/10/2015	-	-	-	-

John Verbicky, President, CEO (former) [4]	985,535 650,000	- 1,000,000	- -	0. 0.	23 965	09/24/2013 03/10/2015	- -	- -	- -	- -

(1)  On October 2, 2006, Mr. Savelli was granted fully-vested stock options to purchase 500,000 shares of our common stock.  On September 20, 2005, Mr. Savelli was granted stock options to purchase 300,000 shares of our common stock, of which 150,000 of Mr. Savelli's options vest and become exercisable on September 20, 2006 and 150,000 of Mr. Savelli's options vest on September 20, 2007, subject to Mr. Savelli remaining in the capacity of a director of the Company's Board.  Of this option grant, during the 2006 fiscal year ended, 150,000 shares became fully-vested and exercisable.  Of all stock options granted to Mr. Savelli, 800,000 remain outstanding as of the 2006 fiscal year ended, with 150,000 of that amount subject to possible future vesting.

(2)  On August 24, 2006, Mr. Kazantzis was granted fully-vested and immediately exercisable stock options to purchase 250,000 shares of our common stock.  On March 10, 2005, Mr. Kazantzis was granted fully-vested and immediately exercisable stock options to purchase 950,000 shares of our common stock.  On April 1, 2004, Mr. Kazantzis was granted fully-vested and immediately exercisable stock options to purchase 250,000 shares of our common stock.  Of all stock options granted to Mr. Kazantzis, 2,550,000 remain outstanding as of the 2006 fiscal year ended, of which stock options to purchase 100,000 shares are held by Mr. Kazantzis' family members, to which Mr. Kazantzis disclaims beneficial ownership and an additional 25,000 shares are held in the name of a member of the reporting person's family to which Mr. Kazantzis does claim beneficial ownership.  For these options originally issued in his name, Mr. Kazantzis has transferred 100,000 and 25,000 stock option rights priced at $0.23 and $0.60, respectively.

(3)  On March 10, 2005, Dr. Pappas was granted stock options to purchase 4,000,000 shares of our common stock. 2,500,000 of Dr. Pappas's options immediately vested and became exercisable upon grant, and 1,500,000 of Dr. Pappas' grant vests and the shares underlying this portion of the stock option grant become immediately exercisable, with vesting subject to threshold performance goals for operations at LRM Industries, the joint venture interest of the Company, as established during a period ending December 31, 2008.  Of all stock options granted to Dr. Pappas, 3,001,684 remain outstanding as of the 2006 fiscal year ended, with 1,500,000 of that amount subject to possible future vesting.  For options originally issued in his name, Dr. Pappas has transferred 875,000 stock option rights priced at $0.965.

(4)  On March 10, 2005, Dr. Verbicky was granted stock options to purchase 1,650,000 shares of our common stock. 650,000 of Dr. Verbicky's options immediately vested and became exercisable upon grant, and 1,000,000 of Dr. Verbicky' grant vests and the shares underlying this portion of the stock option grant become immediately exercisable, with vesting subject to threshold performance goals for operations at LRM Industries, the joint venture interest of the Company, as established during a period ending December 31, 2008.  Of all stock options granted to Dr. Verbicky, 3,035,535 remain outstanding as of the 2006 fiscal year ended, with 1,000,000 of that amount subject to possible future vesting.  For options originally issued in his name, Dr. Verbicky has transferred 1,000,000 stock option rights priced at $0.23.

Termination of Employment and Change-in-Control Arrangements

Severance Arrangements

                The Board determined that it was in our best interests to provide severance arrangements to our named executive officers, based on such individual's position with us.  Accordingly, the employment agreements entered into by the named executive officers have the terms and conditions intended to provide certain payments and benefits upon an involuntary termination of the named executive officer's employment or the occurrence of certain other circumstances that may affect the named executive officer.

                General Term.  In the event a named executive officer's employment is terminated prior to the expiration of its term, we will pay him any accrued but unpaid base salary through the termination date.  Generally, we will not pay to the terminated executive employer any bonus compensation or year-end annual compensation payment for the year of termination or any subsequent period.  However, in case of Mr. Kazantzis, if his employment is terminated by us without cause or by Mr. Kazantzis for cause, he will be entitled to a severance compensation payment for the year of termination as described in more detail below.

                Termination by Us Without Cause.  If Mr. Kazantzis' employment is terminated by us without cause or by Mr. Kazantzis for cause, he will be entitled to severance compensation equal to six (6) months of his annually prorated salary in effect at the time of employment termination.  Likewise, during the 2005 fiscal year ended and with severance compensation conditions as set out in this paragraph, we paid severance compensation to Dr. John Verbicky in an amount of $141,327, which amount represents six (6) months of Dr. Verbicky's annually prorated salary.

                The Company employs Mr. Kazantzis at will, and either Mr. Kazantzis or the Company may terminate Mr. Kazantzis' employment with the Company at any time and for any reason, without "Cause" or "Reason" (as hereinafter defined) by giving 60 days written notice and subject to the severance obligations defined in detail within the employment agreement.  Generally, termination by us for "Cause" means gross or willful misconduct leading to his being convicted of a non-misdemeanor felony in a U.S. court of law. "Cause" shall not include unsatisfactory performance of duties except as provided above. The Contractor may at any time immediately terminate his employment under this agreement for "Reason" (as hereinafter defined) upon sixty (60) days written notice.  For purposes of the agreement the term "Reason"  means (i) a material breach by the Company of any term of this agreement, (ii) any event of bankruptcy or insolvency in respect of the Company (iii) any reduction in Mr. Kazantzis' compensation or position or the duties or authority of Mr. Kazantzis to a level less than customary to the office of President of an industrial corporation (subject to the terms of the Company's By-Laws as presently in effect), (iv) any change in control of the Company, or (v) Mr. Kazantzis' death or disability.

                Non-Competition.  Each executive officer agreed that during the term of the employment agreement and following the termination of the employment, he will not disclose any Confidential Information, as defined in the employment agreement, directly or indirectly, or use such information in any way, either during the term of the agreement or at any time thereafter, except as required in the course of employment with the Company.  Mr. Kazantzis also agrees to comply with the Company's policies and regulations, as established from time to time for the protection of its Confidential Information, including, for example, executing the Company's standard confidentiality agreements. The confidentiality section of the employment agreement survives termination of the agreement.

                Non-Solicitation.  Each executive officer agreed that during the term of the employment agreement and for a period of 6 months following the termination of the employment, he will not, without our prior written consent, directly or indirectly, employ or retain, or have or cause any other person or entity or retain, any person who was employed by us while he was employed.

                Effect on the Stock Options.  Termination of employment does not accelerate the vesting of the stock options.  If a named executive officer's employment is terminated due to his death or disability, then any portion of an option that is exercisable on the date of termination will remain exercisable by the executive officer during a five year period following the date of termination.  In the event of a termination due to death or disability, the deceased officer's beneficiary may exercise the option, to the extent exercisable by the deceased executive officer immediately prior to his death or disability, for a period of five years following the date of death.

                If a named executive officer's employment terminates for any reason other than those described above or no reason, then any portion of a stock option that is exercisable on the date of termination will remain exercisable by the named executive officer during the remaining expiration term of the specific stock option following the date of termination.

                The following tables provide quantitative disclosures of the estimated payments and benefits that would be provided to Mr. Kazantzis, applying the assumptions that each of the triggering events described in his employment agreement took place on December 31, 2006 and the last day of employment for the named executive officers was December 31, 2006.

	Termination by Us without Cause, or Termination by Executive Officer for Cause, or Termination by Change in Control				Termination by Us for Cause, or Termination by Executive Officer without Cause
	Base Salary	Bonus	Year-End Compensation	Severance Payment	Base Salary	Bonus	Year-End Compensation	Severance Payment

George E. Kazantzis	- -	- -	- -	$80,000[1] 160,000[2]	- -	- -	- -	- -

(1)  Relates to termination by us without cause or by executive officer for cause.

(2)  Relates to termination by change in control.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Louis F. Savelli, Chairman[2]	$11,250	$-	$265,000	$-	$-	$-	$276,250

Walter V. Gerasimowicz	17,250	-	-	-	-	-	17,250

Paul G. Gillease[3]	10,500	-	-	-	-	-	10,500

Steve Pappas [4]	13,000	-	413,880	200,000	-	-	626,880

Douglas Davidian[5]	14,000	-	100,785	-	-	-	114,785

John Verbicky	17,000	-	-	-	-	-	17,000

Nicholas Pappas, Chairman (former)	6,750	-	-	-	-	-	6,750

(1)  Represents (a) compensation for serving on the committees, (b) compensation for serving as the chairman of the committees, (c) compensation for attendance at all Board and committee meetings, and (d) grant date fair value of options granted to directors during the fiscal year ended.  The dollar amount recognized for financial statement reporting purposes, with respect to option awards for the fiscal year, are calculated in accordance with FAS 123R.

(2)  On October 2, 2006, the Chairman was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.64, which price is equal to the fair market value of the common stock on the date of the grant.  The grant date fair value of each option computed in accordance with FAS 123R was $265,000.  On September 20, 2005, the Director was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.75, which price is equal to the fair market value of the common stock on the date of the grant.  The grant vested ½ on September 20, 2006 and ½ will vest September 20, 2007, subject to the director remaining in his capacity on the Company's Board.  The grant date fair value of the option computed in accordance with FAS 123R was $100,785.  The balance of the grant date fair value of the option grant, in an amount of $100,785, will not be recognized as a charge to the Company's earnings until such time as the option vests.  The Chairman receives no compensation for attending ENVK or LRM Board meetings.  Prior to Mr. Savelli's appointment as Chairman of the Company, during fiscal 2006, he received director's fees of $11,250 for serving in the capacity of director on the Board.

(3)  On August 24, 2006, the Director was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.60, which price is equal to the fair market value of the common stock on the date of the grant.  The grant vests ½ on August 24, 2007 and ½ on August 24, 2008, subject to the director remaining in his capacity on the Company's Board.  The grant date fair value of the option computed in accordance with FAS 123R was $152,200, with this option value not recognized as a charge to the Company's earnings until such time as the option vests.

(4)  On April 14, 2006, the director was granted an immediately vested option to purchase 1,200,000 shares of our common stock at an exercise price of $0.965, which price is above the fair market value of the common stock on the date of the grant.  The grant date fair value of each option computed in accordance with FAS 123R was $413,880.  The grant was issued pursuant to a Standstill Agreement executed between the director and the Company, dated April 14, 2006, wherein the director received the option grant as set forth herein and an exercise credit, in an amount of $200,000, which credit is to be utilized at the discretion of the director as payment towards the exercise of stock options or warrants in the director's name.  The stock exercise credit was used in its entirety during the 2006 fiscal year.

(5)  On September 20, 2005, the Director was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.75, which price is equal to the fair market value of the common stock on the date of the grant.  The grant vested ½ on September 20, 2006 and will vest ½ on September 20, 2007, subject to the director remaining in his capacity on the Company's Board.  The grant date fair value of the option computed in accordance with FAS 123R was $100,785.  The balance of the grant date fair value of the option, in an amount of $100,785, will not be recognized as a charge to the Company's earnings until such time as the option vests.

(6)  The aggregate number of options granted to directors for 2006 was 2,000,000 and the aggregate number of vested options awards granted to directors and outstanding at the fiscal year end was 9,957,219.

Narrative Discussion of Director Compensation Table Information

                The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Director Compensation Table.

Cash Compensation

                We pay each of our non-employee directors a fee of $3,000 for every board of directors meeting they attend in-person and $1,500 for every board meeting they attend telephonically, with similar board of director meeting fees paid for non-employee Company appointed directors to LRM Industries, LLC, the Company's joint venture interest. Each non-employee director also receives an additional fee of $1,500 per meeting of the compensation committee, the audit committee and the disclosure control and procedure committee, with the Chairman of each respective committee receiving $2,000 per meeting.  For committee meetings held telephonically, non-employee directors receive $750 per meeting, with the Chairman of the respective committee receiving $1,000 per meeting.

Equity Compensation

                Directors are generally awarded a stock option by the Board upon the individual accepting to serve in the capacity as director on the Company's Board.  During the 2006 fiscal year, one director was issued an option grant in recognition of his acceptance to serve on the Company's Board, and one director was granted an option to assume the positions of Chairman and Chief Executive Officer of the Company.  One additional director accepted a position on the Company's Board during the 2006 fiscal year, and this director was not provided compensation.  The exercise price per share covered by options granted to directors and officers is equal to the fair market value of the common stock on the date of grant.  With respect to one newly appointed director during the 2006 fiscal year and subject to his remaining in continuous service with the Company through each applicable vesting date, the newly appointed director's initial option grant will become exercisable as follows: with respect to ½ of the shares covered by the grant, one year after the grant date and, with respect to ½ of the shares covered by the grant, two years after the grant date.  The grants generally have an exercise period extending for ten years.  If a director's service terminates by reason of his or her death, his or her beneficiary will generally have 5 years to exercise any portion of a director-granted option that is exercisable on the date of death.  Generally, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant and, generally, upon a change in control as defined in the respective stock option agreements, options will terminate unless provision is made in writing in connection with such change in control transaction for the assumption of the option, or the substitution for the option for an option covering the stock of a successor employer corporation, or a parent or a subsidiary thereof, with appropriate adjustments in accordance with the provisions of the respective option agreement as to the number and kind of shares optioned and their exercise prices, in which event the option shall continue in the manner and under the terms provided of the written provisions.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                To the knowledge of the Company's management, as of March 15, 2007, no person beneficially owned more than five percent of any class of the Company's voting securities, common stock par value $0.001 per share, other than as set forth below.  The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers, directors and director nominees and by its executive officers, directors and director nominees, as a group, as of March 15, 2007.

Name and Address (1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class

Nova Chemicals, Inc.	8,941,961	(3)	14.8%
James Pappas	3,200,000		5.4%
Vanessa Houiris	3,200,000		5.4%
Adrian Alexandru	5,030,000	(4)	8.3%
Steve Pappas	13,876,400	(5)	22.3%
Jonathan Edelstein	563,044	(6)	0.1%
Louis F. Savelli	750,000	(7)	1.3%
Douglas Davidian	557,260	(8)	1.0%
George E. Kazantzis	4,353,586	(9)	7.0%
Nicholas Pappas	3,835,000	(10)	6.3%
John Verbicky	2,640,000	(11)	4.4%
Walter V. Gerasimowicz	1,388,365	(12)	2.3%
Paul G. Gillease	79,365	(13)	0.1%
John P. Sereda	0	(14)	0.0%

All executive officers and directors as a group	27,479,976	(2)	39.5%	(2)

(1)  The address for each of the persons listed is 641 Lexington Avenue, 14th Floor, New York, NY  10022.

(2)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to stock options and purchase warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2006, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The beneficial ownership calculations are based on the Company's issued and outstanding common share balance of 59,324,030, as of March 15, 2007.

(3)  In 2004, Nova Chemicals, Inc. entered into a short-term exclusivity agreement with the Company related to a potential joint venture regarding the use, license or sublicense of the Company's TPF ThermoPlastic Flowforming™ technology.  In connection with this agreement, the Company issued NCI common stock purchase warrants for a total of 1,400,000 shares at an exercise price of $0.20 per share.  NCI exercised these warrants in December 2004 and received 1,400,000 shares of Company common stock for a total purchase price of $280,000.  NCI funded the purchase with cash on hand.  In February 2005, NCI and ECC, a wholly-owned subsidiary of the Company, entered into a 50:50 joint venture agreement and created a new company, LRM, to commercialize the Company's TPF Thermoplastic Flowforming™ technology and process.  On May 15, 2006, NCI loaned ECC $500,000 from cash on hand.  The loan is evidenced by a promissory note that provides for interest that accrues at a rate of 9% per annum and is due on May 15, 2008.  ECC has the right to prepay the promissory note at any time without penalty or premium of any kind and NCI has the right to elect to convert all or any portion of the outstanding principal balance of, and accrued and unpaid interest on, the loan into common shares of Envirokare at a price of $0.45 per share.  The loan is secured by both a pledge of ECC's entire membership interest in LRM and the Company's guaranty of payment.  NCI has the immediately exercisable right to acquire beneficial ownership of a number of shares of the Company's common stock equal to (A) the principal balance ($500,000) plus all accrued and unpaid interest (which accrues daily from May 15, 2006 at an annual rate of 9%) on that certain promissory note issued by ECC, divided by (B) $0.45.  As of January 8, 2007, this equaled the right to acquire 1,176,317 shares.  As of 60 days from January 8, 2007 (assuming no prior repayment or conversion of the promissory note), this will equal the right to acquire 1,192,755 shares.  On June 23, 2006, LRM entered into certain loan transactions with SunTrust Bank ("SunTrust") in order to provide financing for the purchase of new equipment.  In connection with such loan transactions, NCI provided (i) a Guaranty for $2,240,000, (ii) two Letters of Credit for a total of $1,110,000 to secure certain loans from SunTrust to LRM.  NCI and the Company are currently negotiating the terms of a potential arrangement whereby NCI could elect to repay on behalf of LRM a portion of LRM's obligations under the SunTrust loan transactions, in exchange for which NCI would be entitled to a number of shares of Company common stock equal to the Company's share of the repayment amount divided by a price to be determined.  On October 2, 2006, NCI purchased 6,349,206 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.  NCI funded the purchase of the Units with cash on hand.

(4)  The tabular disclosure reflects the holdings of the shareholder, to the extent of information provided by the shareholder to the Company.  As of March 15, 2007, the disclosure includes purchase warrants to acquire 1,050,000 shares of Company common stock exercisable immediately and until varying dates up to August 1, 2007.

(5)   The tabular disclosure reflects the holdings of the shareholder, to the extent of information provided by the shareholder to the Company.  As of March 15, 2007, the disclosure includes stock options and purchase warrants to acquire 3,000,000 shares of Company common stock exercisable immediately and until varying dates up to April 13, 2016.  Includes 250,000 shares of Common Stock of the Company owned by the reporting person's wife, to which the reporting person disclaims beneficial ownership.  On October 2, 2006, Mr. Pappas purchased 100,000 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock, which share ownership is represented in the table above, and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.

 (6)  Includes a stock option to purchase 563,044 shares of Common Stock of the Company immediately exercisable until February 13, 2010.  The immediately exercisable stock options are not included in calculations for executive officers and directors as a group as of March 15, 2007.  Mr. Edelstein suffered an untimely death during the 2005 fiscal year.

(7)  The reported figure includes stock options to purchase 650,000 shares of Company common stock and does not include a stock option to purchase 150,000 shares of Company common stock, such option rights granted during the 2005 fiscal year and subject to vesting criteria which were not met as of the end of the 2006 fiscal year.  On October 2, 2006, Mr. Savelli purchased 100,000 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock, which share ownership is represented in the table above, and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.

(8)  Includes a stock option to purchase 120,000 shares of Company common stock immediately exercisable until September 20, 2015, and does not include 30,000 shares of the stock option purchase rights of that grant that Mr. Davidian transferred to an adult third party. Includes 73,260 shares indirectly owned by Mr. Davidian, which are held by a Trust on behalf of Mr. Davidian's minor children and minor nieces. Also includes purchase warrants to acquire 100,000 shares of Company common stock. Does not include a stock option to purchase up to 150,000 shares of Company common stock, such option rights granted during the 2005 fiscal year and subject to vesting criteria which were not met as of the end of the 2006 fiscal year, and of which Mr. Davidian assigned 45,000 shares of the non-vested stock option purchase rights to a third party.

(9)  Includes stock options and purchase warrants to acquire 2,725,000 shares of Company common stock exercisable immediately and until varying dates up to August 23, 2016.  The reported figure does not include stock options to purchase 100,000 shares of Company common stock held by Mr. Kazantzis' adult family members, to which Mr. Kazantzis disclaims beneficial ownership.  On October 2, 2006, Mr. Kazantzis purchased 100,000 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock, which share ownership is represented in the table above, and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.

(10)  Includes stock options granted to purchase 1,501,684 shares of Company common stock immediately exercisable at varying dates up to March 10, 2015, and does not include stock options to purchase 1,500,000 shares of Company common stock, such grant that is subject to vesting criteria based on threshold performance goals for operations at LRM with vesting criteria as established during a period ending December 31, 2008.  The reported figure includes common stock in an amount of 4,000 shares held in the name of Dr. Pappas' wife, to which Dr. Pappas disclaims beneficial ownership.  The reported figure does not include rights to acquire 875,000 shares of Company common stock, which were transferred to adult family members, to which Dr. Pappas disclaims beneficial ownership.  On October 2, 2006, Dr. Pappas purchased 100,000 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock, which share ownership is represented in the table above, and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.

 (11)  Includes stock options granted to purchase 1,035,535 shares of Company common stock immediately exercisable at varying dates up to March 10, 2015, and does not include stock options to purchase 1,000,000 shares of Company common stock, such grant that is subject to vesting criteria based on threshold performance goals for operations at LRM, with vesting criteria as established during a period ending December 31, 2008.  The reported figure does not include rights to acquire 1,000,000 shares of Company common stock, such stock option rights that were transferred to adult family members, to which Dr. Verbicky disclaims beneficial ownership.

(12)  The reported figure includes stock options to purchase 1,200,000 shares of Company common stock exercisable immediately and until varying dates up to March 10, 2015.  The reported figure does not include a purchase warrant to acquire up to 79,365 shares of Company common stock, with such purchase warrant rights subject to vesting criteria that were not met as of the 2006 fiscal year ended.  On October 2, 2006, Dr. Gerasimowicz purchased 79,365 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock, which share ownership is represented in the table above, and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.

(13)  The reported figure does not include a stock option grant to purchase 300,000 shares that will vest ½ on August 24, 2007 and ½ of August 24, 2008, subject to Mr. Gillease remaining in his capacity as a director of the Company.  Upon vesting, the options are immediately exercisable until varying dates up to August 23, 2018.  On October 2, 2006, Mr. Gillease purchased 79,365 Company "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock, which share ownership is represented in the table above, and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.

(14)  Mr. Sereda has been granted no compensation award by the Company within 90 days of the 2006 fiscal year ended.

                The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions

                During the year ended December 31, 2006, the Company completed a private placement of its securities, wherein the Company sold units to participants at a price of $0.63 per unit.  Each unit is comprised of one share of Company common stock and one purchase warrant to acquire one share of Company common stock, with the purchase warrants exercisable between October 2, 2007 and October 2, 2010.  Of the 7,642,856 units sold in the offering, 7,007,936 were sold to Company affiliates, including directors and officers of the Company.

                During the year ended December 31, 2006, options issued by the Company totaled 2,375,000.  Of these issued options, 1,200,000 were issued to Mr. Steve Pappas, a Company director, as a part of a settlement agreement between the parties, 500,000 options were issued to Mr. Louis F. Savelli, the newly appointed Chairman and Chief Executive Officer of the Company.

                During the year ended December 31, 2006, the Company entered into a promissory note arrangement with Dr. Nicholas Pappas, then Chairman and Chief Executive Officer of the Company, in the principal amount of $100,000.  Dr. Nicholas Pappas resigned from his positions of Chairman of the Board and Chief Executive Officer with the Company on September 30, 2006.  The note bears an interest rate of 8.5% per annum with interest payment payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan was secured by a mortgage on property owned by the Company's wholly-owned subsidiary, ECC.  During the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC.  The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.

Item 13.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Document
3.1	Company's Articles of Incorporation, as amended October 12, 1999	(1)
3.2	Company's By-laws as amended and restated December 11, 2000	(2)
10.1	License Agreement between Envirokare Composite Corp. and Thermoplastic Composite Designs, Inc., dated March 30, 2001	(3)
10.2	Merger Agreement by and among the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., Dale Polk, Sr. and Dale Polk, Jr., dated March 30, 2001	(3)
10.3	Joint Venture Agreement by and between the Envirokare Composite Corp., NOVA Chemicals, Inc. and LRM Industries, LLC, dated February 18, 2005	(4)
10.4	Asset Purchase Agreement between LRM Industries, LLC and NOVA Chemicals, Inc., dated February 18, 2005	(4)
10.5	Lease between Envirokare Composite Corp. and LRM Industries, LLC, dated February 24, 2005	(4)
10.6	Joint Venture Security Agreement between the Envirokare Composite Corp. and LRM Industries, LLC, dated March 3, 2005	(4)
10.7	Merger Agreement by and between the Company, Envirokare Composite Corp., TCD, Inc. and TCD shareholders, dated March 3, 2005	(4)
10.8	Merger Schedule by and between the Company, Envirokare Composite Corp., TCD, Inc. and TCD shareholders, dated March 3, 2005	(4)
10.9	Standstill Agreement by and between the Company and Steve Pappas, dated April 14, 2006	(5)
10.10	Convertible Promissory Note between Envirokare Composite Corp. and NOVA Chemicals Inc., dated May 15, 2006.	(6)
10.11	Pledge and Security Agreement between Envirokare Composite Corp. and NOVA Chemicals, Inc., dated May 15, 2006.	(6)
10.12	Guaranty between Envirokare Tech, Inc. and NOVA Chemicals, Inc., dated May 15, 2006.	(6)
10.13	Material Agreement Facility ($2.24 million) between LRM Industries, LLC and SunTrust Bank, dated June 23, 2006.	(7)
10.14	Material Agreement Facility ($560,000) between LRM Industries, LLC and SunTrust Bank, dated June 23, 2006.	(7)
10.15	Material Agreement Facility ($550,000) between LRM Industries, LLC and SunTrust Bank, dated June 23, 2006.	(7)
10.16	Employment Agreement by and between the Company and George E. Kazantzis, dated October 1, 2006, enclosed herewith
14	Code of Ethics for Executive Offices, Employees and Directors dated August 24, 2006.	(8)
21	Subsidiaries of the Company	(9)
23.1	Letter of Consent from Independent Registered Accountants, Williams & Webster, P.S., enclosed Herewith
31.1	Certifications -18 USC 1350 Section 302, filed herewith
32.1	Certification -18 USC 1350 Section 906, filed herewith
99.1	Audit Committee Charter, dated December 14, 2002

(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Commission on April 7, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on June 15, 2001, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on March 11, 2005, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on April 14, 2006, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 25, 2006, and incorporated herein by reference

(7) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 19, 2006, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on August 30, 2006, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 16, 2001, and incorporated herein by reference.

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
A report on Form 8-K regarding Item 1.01 was filed by the Company on July 20, 2006.
A report on Form 8-K regarding Item 2.01 was filed by the Company on August 11, 2006.
A report on Form 8-K regarding Item 5.02 was filed by the Company on August 25, 2006.
A report on Form 8-K regarding Item 9.01 was filed by the Company on August 30, 2006.
A report on Form 8-K regarding Item 5.02 was filed by the Company on October 3, 2006.
A report on Form 8-K regarding Item 3.02 was filed by the Company on October 6, 2006.
A report on Form 8-K regarding Item 5.02 was filed by the Company on November 27, 2006.

Item 14. Principal Accountant Fees and Services

For	Year Ended 12-31-06	Year Ended 12-31-05

Audit Fees	$49,989	$31,906
Audit Related Fees	$0	$21,507
Tax Fees	$5,208	$7,700
All Other Fees	$1,488	$0

The Audit Committee of the Board of Directors  has concluded that fees charged to the Company by the principal accountant  in categories other than audit fees, if any, are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee's charter (adopted December 14, 2002) provides that the audit committee is responsible for:

  preapproval of all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002).
  preapproval of all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries.

The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

ENVIROKARE TECH, INC.

Williams & Webster, P.S.
Certified Public Accountants & Business Consultant

The Board of Directors
Envirokare Tech, Inc.
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Envirokare Tech, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2006 and 2005, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 15, 2007

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$1,520,596	$1,897,604
Restricted cash	7,666	296,000
Trading securities	2,510,089	-
Accounts receivable	90,233	421,286
Inventory	13,607	-
Deposits and retainers	58,417	78,252
Prepaid expenses	663,139	722,851

TOTAL CURRENT ASSETS	4,863,747	3,415,993

PROPERTY AND EQUIPMENT
Equipment	4,334,563	507,429
Leasehold improvements	135,477	-
Molds	-	16,000
Real estate and building	-	400,000
Less accumulated depreciation	(75,642)	(47,663)

TOTAL PROPERTY AND EQUIPMENT	4,394,398	875,766

OTHER ASSETS
Prepaid expenses - long term	170,458	327,397
Patents, net	6,671,804	7,089,966

TOTAL OTHER ASSETS	6,842,262	7,417,363

TOTAL ASSETS	$16,100,406	$11,709,122

L I A B I L I T I E S & S T O C K H O L D E R S ' D E F I C I T
CURRENT LIABILITIES
Accounts payable	$442,198	$316,900
Accrued compensation	-	104,186
Accrued interest	1,515,671	722,896
Deposits for stock purchase	433,000	-
Line of Credit	176,333	-
Loans payable, current portion	208,878	84,248
Notes payable, current portion	61,965	61,965
Notes payable to shareholders, current portion	-	1,490,812

TOTAL CURRENT LIABILITIES	2,838,046	2,781,006

LONG-TERM LIABILITIES
Notes payable, net of current portion	9,138,648	6,007,427
Discount on notes payable - other	(217,574)	(231,972)

TOTAL LONG-TERM LIABILITIES	8,921,074	5,775,454

MINORITY INTEREST IN SUBSIDIARY	4,570,355	5,721,169

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 57,469,863 and 44,247,032 shares
issued and outstanding, respectively	57,470	44,247
Additional paid-in capital	24,471,710	16,835,741
Accumulated deficit	(24,758,250)	(19,448,496)

TOTAL STOCKHOLDERS' DEFICIT	(229,069)	(2,568,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,100,406	$11,709,122

The accompanying notes are an integral part of these consolidated financial statements.

F-2

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

REVENUES	$471,091	$1,073,538

COST OF GOODS SOLD	(301,952)	(564,059)

GROSS PROFIT	169,139	509,479

E X P E N S E S
Consulting fees - related parties	1,255,730	6,097,984
Consulting fees - other	157,065	287,381
Board of directors fees	279,070	16,250
Rent	131,792	94,604
General and administrative	809,670	831,630
Depreciation and amortization	470,489	344,415
Professional fees	824,396	446,281
Research and development	192,217	334,391
Wages and salaries	1,224,013	42,135

TOTAL EXPENSES	5,344,441	8,495,072

LOSS FROM OPERATIONS	(5,175,302)	(7,985,593)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	280,000
Gain (loss) on sale of assets	31,039	(1,396)
Loss on impairment	(12,000)	-
Other income	1,468	13,561
Interest expense	(1,305,773)	(1,041,638)

TOTAL OTHER EXPENSE	(1,285,266)	(749,474)

LOSS BEFORE INCOME TAXES	(6,460,568)	(8,735,067)

INCOME TAXES	-	-

MINORITY INTEREST ALLOCATION	1,150,814	278,831

NET LOSS	$(5,309,753)	$(8,456,236)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.11)	$(0.20)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	47,594,332	41,307,819

The accompanying notes are an integral part of these consolidated financial statements.

F-3

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
			Additional
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2004 (restated)	38,943,980	$38,944	$9,580,913	$(10,992,260)	$(1,372,403)

Stock options exercised at between $0.23 and $0.30 per share
for cash proceeds of $362,358 and accounts payable of $47,000	1,076,086	1,076	408,282	-	409,358

Exercise of stock warrants at between $0.25 and $0.50 per share for
cash proceeds of $920,317 and accrued wages of $300,629	3,612,500	3,613	1,217,334	-	1,220,946

Options issued in acquisition at $0.75 per share	-	-	741,000	-	741,000

Issuance of options @ $.965 per share	-	-	4,747,500	-	4,747,500

Stock options exercised at $0.23 per share	614,466	615	140,712	-	141,327

Net loss for the year ended December 31, 2005	-	-	-	(8,456,236)	(8,456,236)

Balance, December 31, 2005	44,247,032	44,247	16,835,741	(19,448,496)	(2,568,508)

Stock option issued in settlement, at an exercise price of $0.965 per share	-	-	413,880	-	413,880

Stock warrants and options exercised for accrued wages payable
of $250,000 (warrants, 300,000 shares; options, 171,142 shares)	471,142	471	249,529	-	250,000

Stock options granted at between $.60 and $.75 per share	-	-	656,845	-	656,845

Stock warrants exercised at $.20 and $.24 per share for stock credit payable of $137,000	670,833	671	136,329	-	137,000

Stock issued in private placement at $.63 per share for cash proceeds of $4,663,832, stock credit of $63,000 and for accounts payable
of $88,168	7,642,856	7,643	4,807,357	-	4,815,000

Stock options exercised between $.23 and $.30 per share for cash proceeds of $174,751,
expenses of $12,125 and wages payable of $11,000	800,000	800	186,076	-	186,876

Stock warrants exercised at between $.20 and $.50 per share for $840,000 cash
proceeds and accrued wages payable of $44,000	3,638,000	3,638	880,362	-	884,000

Beneficial conversion feature granted at $.45 per share for Nova loan
and accrued interest payable	-	-	305,590	-	305,590

Net loss for the period ended December 31, 2006	-	-	-	(5,309,753)	(5,309,753)

Balance, December 31, 2006	57,469,863	$57,470	$24,471,709	$(24,758,249)	$(229,069)

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,309,753)	$(8,177,405)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(1,150,814)	(278,831)
Depreciation and amortization	470,489	344,415
Impairment of molds	12,000	154,912
Amortization of debt discount	319,989	235,616
Options issued in acquisition for consulting services	-	741,000
Stock options issued for consulting fees	1,070,725	4,747,500
Services provided by NOVA	-	72,603
Common stock issued for payment of expenses	100,293	-
Common stock issued for payment on stock exercise credit	200,000	-
Common stock issued for payment of wages	261,000	-
Changes in assets and liabilities:
Accounts receivable	331,053	(421,286)
Inventory	(13,607)	43,216
Deposits and retainers	19,835	(55,786)
Customer deposits	-	(61,215)
Employee and related party receivables	-	1,864
Prepaid expenses	216,651	(50,248)
Accounts payable	125,299	32,967
Accrued compensation	(62,973)	222,490
Accrued interest payable	792,775	676,125
Gain on sale of property	(31,309)	-
Deposit on exclusivity agreement	-	(280,000)

Net cash used by operating activities	(2,648,347)	(2,052,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trading securities	(2,510,089)	-
Patent costs	-	(6,356)
Proceeds from sale of land and building	440,000	-
Purchase of equipment	(3,787,050)	(128,618)
Leasehold improvements	(135,477)	-

Net cash used in investing activities	(5,992,616)	(134,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital equipment lease	-	(5,200)
Payment of notes payable, related parties	(1,590,812)	(88,916)
Payments on notes payable	(182,483)	-
Proceeds from borrowing	3,461,000	392,200
Proceeds from sale of common stock	5,678,584	1,424,002
Deposit for stock purchase	433,000	-
Cash set aside for equipment purchase	-	(296,000)
Proceeds from line of credit	176,333	22,400
Proceeds from minority interest capital contribution	-	5,000,000
Payment on acquisition agreement	-	(2,500,000)

Net cash provided by financing activities	7,975,621	3,948,486

Net increase (decrease) in cash (including restricted cash)	(665,342)	1,761,449

Cash and cash equivalents, beginning of period	2,193,604	432,155

Cash and cash equivalents, end of period	$1,528,262	$2,193,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$155,498	$150,520

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Equipment financed	$-	$100,711
Equipment acquired via capital lease	$610,200	$401,912
Relocation costs	$59,942	$-
Stock issued for payment of accrued wages	$44,000	$-
Debt incurred in acquisition of subsidiary's property
and patents	$-	$8,157,208
Stock options issued in acquisition	$-	$741,000
Interest imputed on Note to merger entity shareholders	$760,329	$-
Receivable due to LRM (services in kind from NOVA)	$770,458	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

F-5

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

Subsequent to obtaining licensing rights for the TPF ThermoPlastic Flowforming™ technology, in March, 2005 the Company announced that it had executed a definitive merger agreement with the developer of the TPF ThermoPlastic Flowforming™ technology, in which Thermoplastic Composite Design (hereinafter "TCD") merged with and into the Company's wholly-owned subsidiary, Envirokare Composite Corp. (hereinafter "ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The merger agreement provides for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which, in total, will amount to $15 million.  See Note 14.

Also in March, 2005, the Company announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals, Inc. (hereinafter "NCI," an indirect wholly-owned subsidiary of Nova Chemicals Corp., hereinafter "Nova"), to create a new company, LRM Industries, LLC (hereinafter "LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with NCI's interest treated as a minority interest.  See Note 14.

The Company's joint venture interest has a current operating strategy that is based on developing products to be manufactured by the TPF ThermoPlastic Flowforming process™, as well as marketing the TPF ThermoPlastic Flowforming™ technology to potential sublicensees.  The Company maintains offices in New York, New York.  The Company has elected a fiscal year-end of December 31.

The Company's consolidated financial statements include the following entities:  Envirokare Composite Corp., Thermoplastic Composite Designs, Inc., and LRM Industries, LLC.

All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

Advertising

The Company expenses advertising costs as incurred.  The Company did not have advertising expenses during the years ending December 31, 2006 and 2005.

Cash and Marketable Securities

Following guidance from FAS 12, Accounting for Certain Marketable Securities, the Company records the carrying value of its marketable securities at the lower of cost or market as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as other income.  Portfolio transaction costs are recognized and expensed in the period in which they are incurred.

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  Securities investments that are bought and principally held for the purpose of selling them in the near future are classified as trading securities.  See Note 3.

Compensated Absences

Employees of the Company are not entitled to paid vacation, paid sick days or other personal time off.  Accordingly, the accompanying financial statements do not include an accrual for such expenses.  LRM Industries does provide vacation and sick pay to its employees, and the financial statements reflect unused vacation and sick day payments made to employees, as made on the last day of the 2006 fiscal year.

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

Concentration of Risk

The Company maintains its cash in various commercial depository accounts in the United States.  For the years ended December 31, 2006 and 2005, the Company's consolidated cash balance exceeded the Federal Deposit Insurance Corporation's insurability limits in the amounts of $3,838,351 and $2,003,604, respectively.

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

In accordance with EITF 98-5 and 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.  See Note 7.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  During the years ended December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company had been in the development stage since its formation in June of 1998.  It is primarily engaged in the marketing of the TPF ThermoPlastic Flowforming™ technology.  During March 2005, the Company merged with TCD, Inc. and entered into a joint venture agreement with Nova Chemicals, Inc. through creation of a joint venture entity, LRM.  During the years ended December 31, 2006 and 2005, the Company has recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company has discontinued its reporting as a development stage enterprise.  See Note 15.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the reporting of basic and diluted earnings/loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been anti-dilutive.  Accordingly, the basic and diluted net loss per share amount is the same.

For the year ended December 31, 2006 and the year ended December 31, 2005, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered anti-dilutive:

	Outstanding December 31, 2006	Outstanding December 31, 2005

Conventional convertible debt	1,169,444	-
Stock options	18,568,307	17,414,449
Stock warrants	14,684,106	16,816,250

Total outstanding dilutive securities	34,421,857	34,230,699

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, receivables, accounts payable, notes payable and accrued liabilities and expenses.  All instruments are accounted for on a historical basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $24,758,250, which includes a net loss of $5,309,753 and $8,456,236 for the years ended December 31, 2006 and 2005, respectively, has a negative cash flow for the same respective years ended and has revenues of $471,091and $1,073,538 for the years ended December 31, 2006 and 2005, respectively.  The change in revenues realized for the fiscal years ended December 31, 2005 to 2006 are primarily due to the relocation of operating facilities for LRM during 2006 and the cost of new machinery, refurbished equipment and idle facilities costs experienced by LRM (See Note 4), as a result of its relocation efforts, which were substantially completed during the year ended December 31, 2006.  The Company, through its interest in the LRM joint venture, is currently marketing the TPF ThermoPlastic Flowforming™ technology which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to fund operations from sales of its debt and equity in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming™ technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and nonreinforced thermoplastic composite, through its 50% interest in its joint venture, LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  LRM management anticipates that the joint venture company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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

During the year ended December 31, 2005, the Company's joint venture interest, LRM, secured a loan from SunTrust Bank that was accounted for as a capital lease for purposes of acquiring a key component of production line equipment.  LRM borrowed the funds required to acquire the equipment and began making payments on this obligation over a five year period, commencing in January 2006.  The Company shows the remaining cash received from this financing as Restricted cash on its consolidated balance sheets.  LRM acquired additional equipment under the terms as previously set forth, and secured additional borrowings from SunTrust Bank, during the year ended December 31, 2006, to facilitate these equipment acquisitions.  See Note 13.

Impaired Asset Policy

In August 2001, the Financial Accounting Standards Board issued Statement of Financial  Accounting  Standards  No. 144,  "Accounting  for the  Impairment  or Disposal  of  Long-Lived  Assets"  (hereinafter  "SFAS No. 144").  SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  This statement is effective beginning for fiscal years after December 15, 2001.  See Note 6.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.  See Note 4.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and accounts have been eliminated in the financial statements.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of such an asset.  See Note 12.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  Management has not yet determined the impact of SFAS No. 157 to its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes  and Error  Corrections," (hereinafter "SFAS No. 154") which replaces Accounting  Principles Board Opinion No. 20, "Accounting  Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28."  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

Reclassification

That Company has reclassified the stock options and warrants account and merged that account into the Additional paid-in capital account during the year ended December 31, 2006.  Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Research and Development

Research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from research and development and product development activities.  Services contracts (i.e. for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment.  Renegotiated amounts are not included in net revenues until earned, and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and Administrative fees are billed upon contract approval.  Revenues from Setup and Administrative fees are amortized over the life of the contract.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.  All products manufactured for shipment are priced F.O.B. plant (i.e. F.O.B. LRM Industries, LLC).

Cost of Sales

Cost of sales consist of the purchase price of products sold, commissions, inbound shipping charges, net of freight recovered from customers, and packaging supplies.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be trading securities.

For the period ended December 31, 2006, the current portfolio of marketable trading securities is carried at the lower of cost or market at the balance sheet date.  Marketable trading securities included in the current assets had a cost of $2,510,089 at December 31, 2006.

A net realized gain on the sale of marketable trading securities, interest received and cash dividends received in amounts of $889, $3,152 and $6,256, respectively, were included in the determination of net income for 2006 and are reflected in the cost of the marketable trading securities as of the year ended December 31, 2006.  The unrealized gain, for the year ended December 31, 2006, is $21,548, and this amount has not been included in the trading securities account as of the year ended.  Portfolio transaction costs in an amount of $208 were expensed during the year ended December 31, 2006, and these transaction costs are reflected in the cost of marketable trading securities as of the year ended December 31, 2006.

NOTE 4 – INVENTORY

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151").  This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  For the year ended December 31, 2006, the Company has not incurred losses from write-downs to market.  For the year ended December 31, 2006, LRM was in the process of relocating its operations from Mims, Florida to Rockledge, Florida.  LRM experienced idle facility costs as a consequence of this relocation activity, and expensed certain plant operating costs, in an amount of $59,942, for the period ended to the general and administrative and rent accounts to reflect these idle facility costs.

Inventories at December 31, 2006 and December 31, 2005 consist of the following:

	December 31, 2006	December 31, 2005

Materials	$13,607	$-
Work-In-Process	-	-
Finished goods	-	-

	$13,607	$-

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets, which range from three to ten years.  Molds are depreciated over their estimated useful lives once placed in service.  The costs included in molds as of December 31, 2005 are comprised of design, machining, manufacturing and delivery and relate to the Beam mold and were valued at $16,000.  This mold was being depreciated over a five-year period.  During the year ended December 31, 2006, the Company deemed that Beam mold valued at $16,000 was of no commercial value and expensed the value of this mold.  During the quarter ended June 30, 2005, the Company deemed that pallet molds valued at $43,000 were of no commercial value and expensed the value of these molds. Additionally, during the quarter ended September 30, 2005, the Company expensed the value of a top cap and pallet mold valued at $112,912.  None of the molds expensed during the years ended December 31, 2006 and 2005, or the molds previously deemed to be of no commercial value, are carried in valuations of the Company's assets.  During the year ended December 31, 2006, the Company determined that office equipment valued at $16,406 was obsolete.  The equipment values and their associated accumulated depreciation values were written down from the Company's fixed asset accounts.  Depreciation expense for the years ended December 31, 2006 and 2005 is $52,326 and $39,674, respectively.

The following is a summary of the Company's equipment and related accumulated depreciation at December 31, 2006 and December 31, 2005:

	December 31,	December 31,
	2006	2005

Office equipment	$7,894	$25,292
Molds	-	16,000
Equipment	4,326,669	482,137
Leasehold improvements	135,477	-
Buildings	-	50,000
Land	-	350,000
	4,470,040	923,429
Less: Accumulated depreciation	(75,642)	(47,663)

	$4,394,398	$875,766

During the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly-owned interest in Envirokare Composite Corp. ("ECC").  The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  See Note 7, Note 8, Note 11 and Note 13.

NOTE 6 – INTANGIBLE ASSETS

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

Intangible assets are tested for impairment on an annual basis.  At December 31, 2006 and December 31, 2005, the Company has determined that the carrying value of its intangible assets is fully recoverable, as more fully described below.

Patent Acquisition Costs and Technology Rights

In March, 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly-owned subsidiary, Envirokare Composite Corp. ("ECC").  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC.  Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset is an amount of $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12% in ascribing the value to the intangible asset obtained.  See Note 14.

NOTE 7 – CONVERTIBLE DEBENTURES, CONVENTIONAL CONVERTIBLE
                  DEBENTURES AND NOTES PAYABLE TO SHAREHOLDERS

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

Conventional convertible debenture

During the year ended December 31, 2006, the Company and Nova Chemicals, Inc. ("NCI"), a shareholder, entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9% per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full, two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  NCI, at its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  The fair value ascribed for the beneficial conversion feature on the loan principal, in an amount of $500,000 and representing a conversion to acquire up to 1,111,111 shares of Company common stock, is $0.206 per share.  The fair value ascribed for the beneficial conversion feature, for the periods ended December 31, 2006, September 30, 2006 and June 30, 2006, that applies to the conversion of accrued interest due on the loan principal into Company common stock, is $0.259, $0.337 and $0.206 per share for the respective periods, and represents a conversion right to acquire up to 58,333 shares of Company common stock.  This beneficial conversion feature is fully exercisable for up to two years from the date of the note agreement.  The Company used the assumptions of a 9% interest rate, volatility of 74.66% and a two-year period to calculate the beneficial conversion value for Company common stock that may be acquired upon conversion of principal debt and for conversion of interest accrued, for the year ended December 31, 2006.  The calculated fair value of the beneficial conversion feature on the note and accrued interest for the year ended December 31, 2006, in the amounts of $288,889 and $16,612, respectively, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the year ended December 31, 2006, the Company has amortized this discount on debt, in the amount of $87,927.  The accumulated amortization for the discount on debt relating to this promissory note for the year ended December 31, 2006 is $87,927.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  During the year ended December 31, 2006, the Company has accrued interest on the loan payable in an amount of $26,250.  The Company has pledged its interest in LRM Industries, LLC as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM Industries, LLC is considered by the Company as an Off-Balance Sheet arrangement.  See Note 8, Note 11 and Note 13.

Notes payable to shareholders

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a Company director, in the principal amount of $100,000.  The note bears an interest rate of 8.5% per annum with interest payment payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan is secured by a mortgage on property owned by the Company's wholly-owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.  See Note 5, Note 8, Note 11 and Note 13.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears an interest rate of 15% per annum with principal and interest payment payable in 36 equal monthly installments of $3,467, commencing September 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.11 per share.  These warrants are fully exercisable for up to three years from the dates of issuance.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.   The calculated fair value of the warrants, in the amount of $32,810, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2006, 2005, 2004 and 2003, the Company has amortized this discount on debt, in the amounts of $7,288, $10,938, $10,938 and $3,646, respectively.  The accumulated amortization for the respective years is $32,810, $25,520, $14584 and $3,646, and the discount is fully amortized as of the period ended.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  The Company completed its payment obligations under this promissory note during the year ended December 31, 2006.  See Note 8, Note 9, and Note 11.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears an interest rate of 15% per annum, with principal and interest payment payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share, with each warrant being valued at $0.13 per share.  These warrants are fully exercisable for up to three years.  The Company used the assumptions of a 4% interest rate, volatility of 69% and a three-year period to calculate the warrant value.  The calculated fair value of the warrants, in the amount of $78,000, has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2006, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $26,000 for each year.  This amortized amount increased accumulated amortization for the years ended December 31, 2006, 2005 and 2004 in the amount of $26,000, in each respective year.  The accumulated amortization for the discount on debt relating to this promissory note is $78,000 and the discount is fully amortized as of the period ended. The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  During the period ended December 31, 2006, the Company satisfied its obligations under this promissory note.  See Note 8, Note 9, Note 10 and Note 11.

In December 2003, with the exception of the notes discussed in the three paragraphs above, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  The Company calculated a fair value for these warrants, in the amount of $138,888.  The Company used the assumptions of a 4% interest rate, volatility of .69% and a three-year term to calculate the warrant value.  Subsequent to reporting the original transaction as previously described, the Company discovered a defect in the assumptions utilized to calculate the fair value of the newly issued and extended warrants, and the correction relating to these transactions was recorded during the year ended December 31, 2004.  The revised assumptions utilized to calculate the warrant value are a 4% interest rate, volatility of 69% and a three-year term.  The restated warrant valuation of $596,038 has been recorded as a discount on the debt issued and is being amortized over the life of the debt.  During the years ended December 31, 2006, 2005 and 2004, the Company has amortized this discount on debt, in an amount of $198,679 in each respective year.  During the year ended December 31, 2006, this amortized amount increased accumulated amortization pertaining to this promissory note to $596,038.  The amortization previously described is reflected in the financial statements as a charge to interest for the respective periods.  During the period ended December 31, 2006, the Company satisfied its obligations under the series of promissory notes, as discussed in this paragraph, by making aggregate principal payments to note holders in an amount of $1,375,890.  See Note 8, Note 9, Note 10 and Note 11.

NOTE 8 – LONG-TERM DEBT

Summarized information about the Company's long-term debt at December 31, 2006 and December 31, 2005, is as follows:

	December 31, 2006	December 31, 2005

Note payable, interest payable at 9%, loan maturing in May 2008 (see Note 7, Note 11 and Note 13)	$500,000	$-

Shareholder notes, monthly principal and
interest payments at 15%, maturing October and December, 2006, uncollateralized (see Note 7, Note 9 and Note 11)	-	124,795

Shareholder notes, monthly interest
payments at 12%, maturing December,
2006, uncollateralized (see Note 7, Note 9 and Note 11)	-	1,375,890
Note payable, interest accrued at 10%,
payable at an undetermined date
(see Note 13), uncollateralized	61,965	61,965

Loan agreements at SunTrust Bank, maturing at
various date in 2006, 2007, and in 2010,
collateralized by equipment	508,294	323,455

Line credit at SunTrust Bank, payments on the loan balance commencing May 2007	176,333	-

Loan agreements at SunTrust Bank, monthly interest at LIBOR plus 1.25% to 2%, maturing in 2011, collateralized by Nova guarantees	2,682,024	-

Note payable, monthly principal
and interest payments at 12%, maturing
October, 2008, uncollateralized	-	10,144
Note payable to TCD shareholders (Net Present Value), 12% discount rate, maturing at various dates until 2013. Note value includes accrued interest payable *	7,096,402	6,336,073
Less: Current portion	(1,047,176)	(1,572,794)

	$9,977,842	$6,659,525

* Net Present Value of Note payable to TCD shareholders was calculated as $5,657,208.  Accrued interest for the years ended December 31, 2006 and 2005 is $760,329 and $678,865, respectively, which amounts have been added to the respective year end balances of the Note payable.

Loan maturities for each of the five years following December 31, 2006 are as follows:

2007	$1,047,176
2008	3,223,083
2009	600,000
2010	600,000
2011	3,458,357

$8,928,616

During the year ended December 31, 2006, LRM Industries, LLC, the Company's joint venture company with Nova Chemicals, Inc. ("NCI"), entered into three Loan Agreements with SunTrust Bank that provide for borrowings of up to $2.24 million, $560,000, respectively, in addition to a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in its Rockledge, Florida facilities.  These respective agreements generally provide for interest at the rate of LIBOR plus 2%, LIBOR plus 1.25% and LIBOR plus 1.25% with interest payments commencing July 2006 and principal repayments commencing November 2006, with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility provides funds in the form of a Revolving Master Borrowing Loan, with principal and interest due and payable in May 2007, based on the outstanding loan balance at that time.  For the year ended December 31, 2006, LRM had borrowed $2,682,024 against the $2.24 million and $560,000 loan facilities described herein, respectively, and $176,333 against the Revolving Master Borrowing Loan, and these amounts are reflected in the respective Loan Agreement and Line of Credit disclosures in the above table.

Additionally, during the year ended December 31, 2006 and the year ended December 31, 2005, the Company's joint venture interest, LRM, secured two loans for purposes of acquiring key components of production line equipment.  During the years ended December 31, 2006 and 2005, these equipment loan agreements held by SunTrust Bank, are valued at $508,294 and $323,455, respectively, and LRM recorded the equipment in its property, plant and equipment upon delivery, during the year ended December 31, 2006.  LRM makes monthly payments on these loan obligations, in amounts of $8,024 and $5,047, respectively, for agreements that have a five-year term, with payments commencing January 2006.  For the year ended December 31, 2006, the Company shows the remaining cash received from this financing, including interest, in an amount of $7,666 as Restricted cash on its consolidated balance sheets.

During the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied a mortgage held on the property upon closing of the property sale.  See Note 5, Note 7, Note 11 and Note 13.

During the year ended December 31, 2006, the Company completed its payment obligations under two uncollateralized promissory notes bearing interest at an annual rate of 15%.  See Note 7 and Note 11.

During the year ended December 31, 2006, the Company satisfied its obligations under a series of uncollateralized promissory notes, making principal payments to note holders in an aggregate amount of $1,375,890.  The notes, bearing an annual interest rate of 12%, matured during December 2006.  See Note 7 and Note 11.

During the year ended December 31, 2006, the Company satisfied its obligations under an uncollateralized loan agreement, making full payment, including principal and interest, in an amount of $8,028.  The loan, bearing an annual interest rate of 12%, was to mature in October 2008.  See Note 7 and Note 11.

NOTE 9 – COMMON STOCK

During the year ended December 31, 2006, the Company completed a private placement offering of its securities, wherein the Company sold 7,642,856 Units to offering participants at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements (See Note 10).  From the offering, the Company realized $4,663,832 in cash proceeds, with $88,168 set off against accounts payable for expenses and $63,000 set off against stock credit payable.  Additionally, the Company issued 4,220,833 shares of its common stock when warrants at prices ranging between $0.20 and $0.24 per share were exercised for cash proceeds of $840,000 and set off against a stock exercise credit in an amount of $137,000.  The Company also issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000 set off against accrued wages payable.  Additionally, 971,142 shares were issued when stock options were exercised at prices ranging between $0.23 and $0.965 per share for a total of $174,751 in cash proceeds, $12,125 set off against accounts payable for expenses and $141,000 set off against compensation payable.  An additional 300,000 shares were issued when stock warrants were exercised at a price of $0.40 per share for a total of $120,000 with the stock issuance set off against compensation payable.  See Note 10 and Note 11.

Subsequent to the year ended December 31, 2006, the Company issued 1,854,167 shares of common stock when warrants were exercised for between $0.24 and $0.40 per share for cash proceeds in an amount of $453,000.  See Note 10 and Note 16.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation.  In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)").  This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans.  SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company does not expect an impact on its overall results from operations and financial position from adopting the provisions as provided for under SFAS No. 123R.

The following assumptions were made to value the stock options and warrants for the year ended December 31, 2006: risk-free interest rate of 8-9%, volatility of 74.66%, and terms ranging from two to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2005: risk-free interest rate of 3 to 4%, volatility ranging from 72% to 94%, and terms of three to ten years.

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

Summarized information about stock options outstanding and exercisable at December 31, 2006 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$0.23	5,336,623	6.86	$0.23	5,336,623	$0.23
0.575	250,000	2.75	0.575	250,000	0.575
0.60	675,000	9.65	0.60	375,000	0.60
0.64	500,000	9.76	0.64	500,000	0.60
0.75	600,000	8.73	0.75	300,000	0.75
0.94	1,300,000	1.15	0.94	1,300,000	0.94
0.965	9,906,684	8.33	0.965	7,406,684	0.965

$0.23 - 0.965	18,568,307	7.47	$0.72	15,468,307	$0.72

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	250,000	$0.575	2,798,570

Following is a summary of the Company's stock option activity during the years ended December 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	8,375,000	$0.25
Granted	1,300,000	0.94
Granted	8,830,000	0.97
Granted	600,000	0.75
Exercised	(1,690,551)	0.23

Options outstanding at December 31, 2005	17,414,449	0.68

Exercised	(971,142)	0.33
Expired	(250,000)	0.40
Granted	675,000	0.60
Granted	500,000	0.64
Granted	1,200,000	0.965

Options outstanding at December 31, 2006	18,568,307	$0.72

The fair value ascribed for options not vested, for the years ended December 31, 2006 and 2005, is $2,076,570 and $2,278,140, respectively, and these options vest under varying conditions and at varying times up December 31, 2008, as more fully discussed below.

During the year ended December 31, 2006, with respect to pending litigation between the parties, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, such option exercisable for a ten-year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options and/or warrants held in his name, in an amount of $200,000, which credit represents an approximate exercise of up to 930,000 shares of common stock (iii) entered into a Standstill Agreement that generally provides that Mr. Pappas, and/or his assigns, may not vote Company shares held in his name for a period of five years, and (iv) entered into a Release Agreement to end the voting trust created in his name, in order to facilitate the establishment of the Standstill Agreement.  The assumptions used to calculate the fair value of the options issued to Mr. Steve Pappas are presently contained in this Note 9 as a risk-free interest rate of 8%, volatility of 74.66% and a term of ten years.  The expense recorded during the period ended June 30, 2006 is allocated to Professional fees – related parties in an amount of $413,880.  See Note 11 and Note 13.

During the year ended December 31, 2006, the Company granted 500,000 options to the Company's Chairman and Chief Executive Officer, 550,000 options to two Board members and 125,000 options to a consultant at a strike price of $0.64 per share, with respect to the Chairman and Chief Executive Officer and $0.60 per share, with respect to the two board members and the consultant.  Of these grants, an option to purchase 300,000 shares granted to a Board member vests ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board member remains in his capacities with the Company.  Due to the vesting criteria established for this Board member, the Company will not recognize the fair value ascribed to this compensation, in an amount of $152,220, until such time as the options vest.   The assumptions used to calculate the fair value of these options are a risk-free interest rate of 8%, volatility of 74.66% and a term of ten years.

Options issued by the Company, for the year ended December 31, 2005, in aggregate totaled 10,730,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants, at a strike price of $0.94 per share and a three-year exercise period with immediate vesting of the option grants, and 8,830,000 shares issued to the Company's management team and consultants, at a strike price of $0.965 per share and a ten-year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above but are included in the options issued section of the tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves: (i) $40,000,000 in annual revenue or (ii) has 17% profit based on pre-tax income, in any 4 calendar years ending December 31, 2005, 2006, 2007 and 2008.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM Industries. The fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.  See Note 14.

Additionally, the Company granted 600,000 options to Board members during the year ended December 31, 2005, at a strike price of $0.75 per share.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company recognized ½ of the fair value ascribed to this compensation, in an amount of $201,570, and recorded this amount as compensation expense during the year ended December 31, 2006.  The remainder of the calculated fair value will not be recognized until such time as the remaining options vest.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The options granted to Company management and consultants were rewards for efforts expended and achievements made by virtue of completion of the merger agreement of TCD into the Company's wholly-owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, Nova Chemicals, Inc. and for various additional management services provided to the Company since 2003 and as incentive for services to be provided to the Company in future years.  The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in this Note 9 as a risk-free interest rate of 3%, volatility of 72% and a term of ten years.  The expense recorded during the period ended June 30, 2005 is $4,747,500 and the expense was allocated to Professional fees – related parties and Professional fees – other, in the amounts of $4,653,900 and $93,600, respectively.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as previously set out, will be achieved.

The weighted average fair market value of stock options granted for the year ended December 31, 2006 and the year ended December 31, 2005 was $0.72 and $0.34, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the years ended December 31, 2006 and 2005 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2004	20,990,000	$0.20-$0.75	$0.36	2/05-11/08
Exercise of warrants	(3,612,500)	$0.25-$0.50	$0.28	6/05-12/05
Expiration of warrants	(561,250)	$0.40-$0.75	$0.45	2/05-12/05

Balance, December 31, 2005	16,816,250	$0.20-$0.75	$0.37	1/06-11/08

Grant of warrants	7,642,856	$0.63	$0.63	10/10
Exercise of warrants	(6,413,000)	$0.20-$0.50	$0.24	1/06 -11/08
Expiration of warrants	(3,362,000)	$0.40-$0.75	$0.55	1/06-5/06

Balance, December 31, 2006	14,684,106	$0.40-$0.75	$0.52	3/07-10/10

During the year ended December 31, 2006, as described in Note 9, above, 7,642,856 shares of Company common stock purchase warrants were issued pursuant to completion of a private placement, wherein subscribers purchased units offered by the Company at a price of $0.63 per unit.  Each Unit is comprised of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, wherein the warrants vest on October 2, 2007 and are exercisable until October 1, 2010.  In addition, 4,608,833 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.20 to $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  A common stock purchase warrant in an amount of 1,804,167 shares was exercised as of the year ended December 31, 2006, as described in Note 16 below; however, the issuance of stock pursuant to this exercise had not been completed as of the year then ended, and the common stock underlying this transaction was issued during the first quarter of 2007.  An additional 3,362,000 warrants expired during the year ended December 31, 2006.  See Note 10 and Note 11.

During the year ended December 31, 2005, 3,612,500 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.25 - $0.50 per share, subject to terms as contained within the respective warrant holder agreements.  An additional 561,250 warrants expired during the year ended December 31, 2005.

The Company has issued warrants associated with debt financings undertaken by the Company during the year ended December 31, 2003.  The Company satisfied its debt repayment obligations under these debt financings during the year ended December 31, 2006.  The warrants attached to the debt financings were exercised during the year ended December 31, 2006, and the Company issued an aggregate of 5,125,000 shares of common stock in these transactions, subject to one common stock issuance discussed in the following paragraph, wherein stock, in an amount of 1,804,167 shares, was issued during the first quarter of 2007.  See Note 5, Note 7, Note 8, Note 9, Note 10, Note 11 and Note 16.

Subsequent to the year ended December 31, 2006, the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  Additionally, the Company issued 50,000 shares during the first quarter of 2007 pursuant to exercises by purchase warrant holders.  See Note 9 and Note 16.

NOTE 11 – RELATED PARTIES

Contracts, Arrangements, Understandings or Relationships with Nova Chemicals Inc.

Nova Chemicals Inc., a Delaware corporation ("NCI"), is an indirect wholly-owned subsidiary of Nova Chemicals Corp. ("Nova").  The principal business of Nova is the production and marketing of plastics and chemicals.  The principal business of NCI is to serve as a United States operating company for Nova.

NCI executed a Limited Liability Company Agreement dated as of February 18, 2005 with Envirokare Composite Corp. ("ECC"), a wholly-owned subsidiary of Envirokare, to create LRM Industries, ("LRM"), the companies' joint venture entity.  LRM was created for the purpose of commercializing Envirokare's TPF ThermoPlastic Flowforming™ technology, including but not limited to the manufacture, marketing, sales and/or licensing of the technology.  ECC sold its intellectual property rights, technology, manufacturing equipment and its TPF ThermoPlastic Flowforming™ business activities to LRM pursuant to the terms of an Asset Purchase Agreement dated as of March 3, 2005, while NCI contributed $5,000,000.  NCI also agreed to contribute $1,000,000 in services to LRM.

NCI and the Company (through ECC) entered into a promissory note arrangement on May 15, 2006, which provided for a loan from NCI to ECC of $500,000, upon which interest accrues daily at an annual rate of 9%.  Pursuant to the terms of such promissory note, NCI, at its sole discretion, may convert all or any portion of the principal and accrued interest into common stock of Envirokare, at a price of $0.45 per share.  The promissory note is due on May 15, 2008 with ECC having the right to prepay without penalty or premium of any kind.  The promissory note is secured by a Pledge and Security Agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such Pledge and Security Agreement.  The obligations of ECC under this promissory note are guaranteed by that certain Guaranty executed by the Company and dated as of May 15, 2006.  See Note 7, Note 8 and Note 13.

On June 23, 2006, LRM entered into certain loan transactions with SunTrust in order to provide financing for the purchase of new equipment.  In connection with such loan transactions, NCI provided (i) a Guaranty for $2,240,000 and (ii) two Letters of Credit for a total of $1,110,000 to secure certain loans from SunTrust to LRM.  NCI and the Company are currently negotiating the terms of a potential arrangement whereby NCI could elect to repay on behalf of LRM a portion of LRM's obligations under the SunTrust loan transactions, in exchange for which NCI would be entitled to a number of shares of Company common stock equal to the Company's share of the repayment amount divided by a price to be determined.   See Note 8.

On October 2, 2006 and pursuant to a Subscription Agreement dated as of such date, NCI purchased 6,349,206 Company offered "Units" at a price of $0.63 per Unit.  Each Unit is comprised of one share of Company common stock and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.  Subsequent to NCI's purchase of the Units, NCI was offered the right to nominate one member of the Company's board of directors.  Upon NCI's acceptance, the Company board of directors on November 27, 2006 elected John P. Sereda, NCI's nominee.  See Note 9 and Note 10.

Additional Related Party Transactions

During the year ended December 31, 2006, options issued by the Company totaled 2,375,000.  Of these issued options, 1,200,000 were issued to a Company director as a part of a settlement agreement between the parties, 500,000 options were issued to the newly appointed Chairman and CEO of the Company and 550,000 options were issued to two additional Company directors. Of the grants issued to the Company's Board members and a consultant, 300,000 shares are not included in the options exercisable section of the tabular format in Note 10, above, but are included in the options issued section of that tabular format, as the vesting of these options is subject to vesting ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board member remains in his capacities with the Company.  See Note 10 and Note 13.

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a Company director, in the principal amount of $100,000.  The note bears an interest rate of 8.5% per annum with interest payment payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal (and any interest) due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan is secured by a mortgage on property owned by the Company's wholly-owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.  See Note 5, Note 7, Note 8 and Note 13.

In December 2003, the Company rolled all of its then remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12% per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  During the period ended December 31, 2006, the Company satisfied its obligations under the series of promissory notes, as discussed in this paragraph, by making aggregate principal payments to note holders in an amount of $1,375,890, of which a payment in an amount of $498,800 plus accrued interest was made to a director of the Company to satisfy the debt obligation to that director.  See Note 7 and Note 8.

During the year ended December 31, 2005, options issued by the Company totaled 10,730,000 and include the number of shares under options outstanding of 1,300,000 shares issued to LRM employees and consultants and 8,830,000 shares issued to the Company's management team and consultants.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format in Note 10, above, but are included in the options issued section of that tabular format, as the vesting of these options is subject to certain performance criteria that must be met by LRM Industries prior to vesting, with these options being issued to two Company management team members.  See Note 10.

Additionally, during the year ended December 31, 2005, the Company granted 600,000 options to Board members during the period year ended December 31, 2005.  These options vest ½ after one year from the date of issue and ½ two years after the date of issue, given that the Board members remain in their capacities with the Company.  Due to the vesting criteria established for these Board members, the Company recognized ½ of the fair value ascribed to this compensation, in an amount of $201,570, and recorded this amount as compensation expense during the period ended September 30, 2006.  The remainder of the calculated fair value will not be recognized until such time as the remaining options vest.  See Note 10.

NOTE 12 – INCOME TAXES

At December 31, 2006, the Company had net deferred tax assets of approximately $4,600,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined State and Federal tax rate of 39.5%.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2006.

The significant components of the deferred tax asset at December 31, 2006 and December 31, 2005 are as follows:

	December 31,	December 31,
	2006	2005

Net operating loss carryforward	$11,650,000	$8,300,000

Deferred tax asset	$4,600,000	$2,800,000

Deferred tax asset valuation allowance	$(4,600,000)	$(2,800,000)

At December 31, 2006, the Company had net operating loss carryforwards of approximately $11,650,000, which expire in the years 2018 through 2026.  The change in the allowance account from December 31, 2005 to December 31, 2006 was $1,800,000.

The Company recognized $1,070,725 and $5,488,500 of losses from the issuance of stock options during the year ended December 31, 2006 and the year ended December 31, 2005, respectively, which were not deductible for tax purposes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet arrangements other than as discussed Note 7, Conventional convertible debenture, and Note 8 and Note 12, above, and in the section titled Contracts, Arrangements, Understandings or Relationships with Nova Chemicals Inc., Part II, Item 6 of the Form 10-KSB, wherein as a result of a promissory note arrangement between the Company and Nova Chemicals, Inc. ("NCI"), dated May 15, 2006, the promissory note is secured by a Pledge and Security Agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of Envirokare Composite Corp.'s ("ECC's") membership interest in LRM and the related collateral described in such Pledge and Security Agreement.  The obligations of ECC under this promissory note are guaranteed by that certain Guaranty executed by the Company and dated as of May 15, 2006.  See Note 7, Note 8 and Note 11.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments are currently $4,542 per month, with additional charges for common area services.  The lease payment includes a provision for certain specific telephone and secretarial services. A security deposit was paid in the amount of $8,303.  Total payments under the lease for the years ended December 31, 2006 and 2005 were $54,504 and $22,710, respectively.

The Company entered into a lease for office space in Orlando, Florida on September 16, 2002 for a period of 36 months.  The lease ended during the year ended December 31, 2005.  A security deposit was paid in the amount of $2,600, and the return of this deposit was recognized during the year ended December 31, 2006.  Total payments under this lease for the year ended December 31, 2005 were $24,192.

The Company entered into a lease for office space in Boca Raton, Florida on February 7, 2001 for sixty months.  Lease payments, including charges for common area, were $4,942.  A security deposit and last month's rent were paid in the amount of $8,412.  A portion of this space was being subleased, with the sublessee reimbursing the Company $3,000 per month.  The Company's net lease payments amounted to $2,121.  Total net lease payments for the year ended December 31, 2005 were $27,940.  This lease completed during February 2006.  The security deposit previously provided by the Company was set off against the final lease payment due, and during the year ended December 31, 2006 the Company made a final lease payment in an amount of $2,610.

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

The Company leased its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM Industries, LLC.  The two-year agreement provided for rents of $7,000 per month, which lease was to complete in March 2007.  Transactions relating to this lease have been eliminated in the consolidation of these financial statements.  Due to the sale of the Mims property as discussed herein, the Company terminated the lease with LRM for the Mims property during the year ended December 31, 2006.

During the year ended December 31, 2006, LRM relocated its operations to a Rockledge, Florida facility, and LRM leased these facilities.  The five-year lease agreement provides for monthly rents of $11,667, with a deposit in an amount of $20,000 held by the lessor.  Additionally, the lease may be extended for an additional five-year term, in which an incremental lease payment increase is provided for in the renewable lease term.  Future annual minimum operating lease payments for the terms of the Rockledge lease agreement is as follows for the years ending December 31:

Rockledge Facility
2007	$140,004
2008	$140,004
2009	$140,004
2010	$140,004
2011	$5,834

Also during the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly-owned interest in ECC.  The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  See Note 5, Note 7, Note 8 and Note 11.

Capital Leases Agreements

During the year ended December 31, 2003, the Company acquired computer equipment through two capital leases.  The Company recognizes the value of the equipment in property, plant and equipment in the financial statements and the lease liability in both current liabilities and long-term liabilities on the financial statements.  The leases, totaling $9,463, are for 36 months, with interest and principal payments of $345 per month.   During the year ended December 31, 2006, the Company made final payments on these lease accounts.

During the year ended December 31, 2004, the Company acquired additional computer equipment under capital lease agreements.  These leases, totaling $6,132, are for 36 months, with interest and principal payments of $222 per month.  During the year ended December 31, 2006, the Company made the final payments on these lease accounts.

Litigation

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada.  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  Company management believes that it will prevail in this action and that any outcome will not have a material adverse effect on the Company's operations.

The Company was a named defendant along with others including a director of the Company in a proceeding filed in the Superior Court of Cumberland County, Maine by former employees of Sports Quest of New England LLC ("Sports Quest"), for back wages and penalties.  This action was settled during the period ended September 30, 2005.

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

By reason of the foregoing, on or about June 10, 2005 the Company filed its complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company complaint was subsequently amended to add multiple claims that during the period Mr. Steve Pappas, the Defendant, was President, CEO and Chairman of the Company he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company was entitled to be reimbursed.  Mr. Steve Pappas denied all of the Company claims and filed counterclaims seeking affirmative relief by (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust had breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the Board of Directors; (4) seeking to force the Company to indemnify him for expenses he incurred as a result of certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with his defending the claims asserted against him in the Company's amended Complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by the Company representatives for services performed on behalf of the Company.  Subsequent to the period ended March 31, 2006, the Company and Mr. Steve Pappas settled the aforementioned litigation by entry into a without prejudice Standstill Agreement dated April 14, 2006 under the provisions of which  Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share and exercisable for a ten year period,  (ii) received a $200,000 credit in connection with his future exercise of Company options and/or warrants held in his name, (iii) the aforementioned voting trust created in his name was terminated, and (iv) Mr. Steve Pappas agreed not to vote any Company shares held in his name for a period of five years.  See Note 10 and Note 11.

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

The Company has delivered part of the first run of development parts.  The initial period of the development contract has expired.  Due to changes from both SSI and the company that is constructing the prototypes, the final product has not been finished.  The Company believes that the first generation molds produced for SSI under the product development agreement are of no commercial value.  Accordingly, the initial payment, previously held as a deposit on account, was recognized by the Company and offset as an expense charged to research and development costs during the year ended December 31, 2005.

NOTE 14 – ACQUISITIONS

In March, 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly-owned subsidiary, Envirokare Composite Corp.  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets, including contracts with ECC.  Upon completion of the merger with TCD into the Company's wholly-owned subsidiary, ECC, the operating assets in TCD were assigned to LRM, through ECC.   TCD, as such, has no operations and LRM is the operating entity.  Accordingly, the Company consolidates LRM's operations in its reporting.  As a result of the structure as previously described, there are no operating results for TCD to report.  LRM reports its financial activities on a quarterly basis and has elected a year end of December 31.  The operating activities of LRM are consolidated in the Company's periodic financial reports.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period totaling $15 million.   The current value of this note was determined by applying a discount rate of 12%.  The original note value under this discount was $8,157,208, of which $2,500,000 was paid during the quarter ended March 31, 2005.  See Note 1.

The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD and the real property and equipment, as previously discussed.  The audit of TCD's books and records for the years ended December 31, 2003 and 2004 was completed and it was determined that in-process research and development, that realized gross margin profits in an approximate amount of $12,500, existed at the close of the merger.  This amount has been included as a component of the assets acquired in the merger with TCD.  See Note 6.

Following is a summary of the assets acquired under the TCD merger agreement:

Equipment	$350,000
Real property	400,000
Contracts in-process	12,500
Patents	7,394,708

Assets acquired	$8,157,208

Also in March, 2005, the Company announced that ECC executed a 50/50 joint venture agreement with Nova Chemicals, Inc. ("NCI"), and created a new company, LRM, to commercialize the Company's TPF ThermoPlastic Flowforming™ technology and process.  The Company has contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while NCI has contributed $5,000,000 in cash and agreed to contribute future services valued at $1,000,000.  The joint venture is accounted for as a subsidiary of the Company.  See Note 1.

Following is a summary of the net assets contributed to LRM by the Company:

Equipment	$350,000
Contracts in-process	12,500
Patents	7,394,708

Net assets contributed	$7,757,208

The Company issued 1,300,000 options to employees and consultants of LRM (former employees of TCD), in connection with the acquisition of TCD.  Aspects of this issuance were previously discussed in Note 10, above.  The fair value ascribed to the option grants is $741,000.  This amount was expensed during the year ended December 31, 2005 in the consolidation of the Company's financial statements and reported as a charge to compensation expense.  The Black-Scholes model was utilized to calculate the value of these options and the assumptions used to calculate the fair value of the options issued to former TCD shareholders were a risk-free interest rate of 4%, volatility of 94% and a term of three years.  The calculated value for these option shares was $0.57 per share, and the options were granted at an exercise price of $0.94 per share.  The Company has also contributed equipment and in-process contracts to LRM, in the amounts of $350,000 and $12,500 respectively.

NOTE 15 – DEVELOPMENT STAGE REPORTING

During the years ended December 31, 2006 and 2005, the Company recognized significant revenues from its consolidated joint venture entity, LRM Industries, LLC.  As a result, the Company discontinued its reporting as a development stage enterprise for the years then ended.  See Note 2.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2006, the Company issued common stock in an amount of 1,804,167 shares in completion of a warrant exercise initiated during December 2006.  Additionally, the Company issued 50,000 shares of common stock upon exercise of purchase warrants during the first quarter of 2007.  See Note 9 and Note 10.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

                                                                                                                                                                                                           Registrant      ENVIROKARE TECH, INC.

                                                                                                                                                                                                          By: /s/ Louis F. Savelli
                                                                                                                                                                                                           Name:    Louis F. Savelli
                                                                                                                                                                                                           Title:       Chairman and Chief Executive Officer

                                                                                                                                                                                                           By: /s/ George E. Kazantzis
                                                                                                                                                                                                           Name:    George E. Kazantzis
                                                                                                                                                                                                           Title:       President, Principal Financial Officer
                                                                                                                                                                                                                           and Director

/s/ Louis F. Savelli                                                               Chairman               March 29, 2007
Louis F. Savelli

/s/ George E. Kazantzis                                                       Director                  March 29, 2007
George E. Kazantzis

/s/ Walter V. Gerasimowicz                                                 Director                  March 29, 2007
Walter V. Gerasimowicz

/s/ John Verbicky                                                                 Director                  March 29, 2007
John Verbicky

/s/ John P. Sereda                                                                Director                  March 29, 2007
John P. Sereda

/s/ Paul G. Gillease                                                               Director                  March 29, 2007
Paul G. Gillease

/s/ Steve Pappas                                                                  Director                  March 29, 2007
Steve Pappas

/s/ Douglas Davidian                                                           Director                  March 29, 2007
Douglas Davidian