Form 10QSB
period 2007-06-30
ENVIROKARE TECH INC
filed 2007-08-14
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26095

ENVIROKARE TECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412549

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 13, 2007: 60,495,280 shares

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$396,397	$1,520,596
Restricted cash	7,666	7,666
Trading securities	2,587,165	2,510,089
Accounts receivable	24,737	90,233
Inventory	245,428	13,607
Deposits and retainers	32,682	58,417
Prepaid expenses	689,637	663,139

TOTAL CURRENT ASSETS	3,983,712	4,863,747

PROPERTY AND EQUIPMENT
Equipment	4,689,931	4,334,563
Leasehold improvements	159,220	135,477
Less accumulated depreciation	(113,080)	(75,642)

TOTAL PROPERTY AND EQUIPMENT	4,736,071	4,394,398

OTHER ASSETS
Prepaid expenses - long term	170,458	170,458
Patents, net	6,462,723	6,671,804

TOTAL OTHER ASSETS	6,633,181	6,842,262

TOTAL ASSETS	$15,352,964	$16,100,406

L I A B I L I T I E S & S T O C K H O L D E R S ' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$249,409	$442,198
Accrued interest	1,979,221	1,515,671
Deposits for stock purchase	-	433,000
Line of Credit	550,000	176,333
Loans payable, current portion	2,251,063	208,878
Notes payable, current portion	61,965	61,965

TOTAL CURRENT LIABILITIES	5,091,659	2,838,046

LONG-TERM LIABILITIES
Notes payable, net of current portion	7,578,064	9,138,648
Discount on notes payable - other	(147,451)	(217,574)

TOTAL LONG-TERM LIABILITIES	7,430,613	8,921,074

MINORITY INTEREST IN SUBSIDIARY	3,903,184	4,570,355

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 59,785,280 and 57,469,863 shares
issued and outstanding, respectively	59,785	57,470
Additional paid-in capital	25,116,305	24,471,710
Accumulated deficit	(26,248,582)	(24,758,250)

TOTAL STOCKHOLDERS' (DEFICIT)	(1,072,491)	(229,070)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$15,352,964	$16,100,406

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$62,584	$31,825	$96,293	$72,047

COST OF GOODS SOLD	(19,955)	(5,666)	(44,927)	(29,689)

GROSS PROFIT	42,629	26,159	51,366	42,358

E X P E N S E S
Consulting fees - related parties	-	842,843	-	863,880
Consulting fees - other	24,000	22,470	48,000	44,940
Board of directors fees	20,000	19,582	30,500	26,250
Rent	25,130	69,659	74,532	85,328
General and administrative	324,885	225,596	459,097	382,377
Depreciation and amortization	122,985	115,560	246,518	232,590
Professional fees	74,783	485,097	96,280	646,644
Research and development	15,764	125,233	34,458	209,234
Wages and salaries	366,196	184,861	638,449	436,235

TOTAL EXPENSES	973,743	2,090,902	1,627,834	2,927,479

LOSS FROM OPERATIONS	(931,114)	(2,064,742)	(1,576,468)	(2,885,120)

OTHER INCOME (EXPENSES)
Other income	53,142	5,525	91,543	18,986
Interest expense	(342,758)	(304,716)	(672,578)	(602,012)

TOTAL OTHER EXPENSE	(289,616)	(299,191)	(581,035)	(583,026)

LOSS BEFORE INCOME TAXES	(1,220,730)	(2,363,934)	(2,157,503)	(3,468,147)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	392,717	281,841	667,171	556,387

NET LOSS	$(828,016)	$(2,082,092)	$(1,490,332)	$(2,911,761)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.05)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	59,681,228	44,961,411	59,247,515	44,834,911

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,490,332)	$(2,911,579)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(667,171)	(556,387)
Depreciation and amortization	246,518	232,590
Amortization of debt discount	70,123	(100,689)
Realized gain on investments	(77,163)	-
Common stock issued for consulting fees	-	413,880
Common stock issued for payment of expenses	-	142,749
Common stock issued for payment of wages	-	294,000
Changes in assets and liabilities:
Accounts receivable	65,496	287,886
Inventory	(231,821)	(147,707)
Deposits and retainers	25,735	20,704
Prepaid expenses	(26,498)	76,297
Accounts payable	(192,789)	575,979
Accrued compensation	-	(13,023)
Accrued interest payable	463,550	386,987

Net cash used by operating activities	(1,814,352)	(1,298,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(355,368)	(520,128)
Leasehold improvements	(23,743)	(130,226)

Net cash used in investing activities	(379,111)	(650,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(337,903)	(74,386)
Payment of capital equipment lease	-	(59,889)
Proceeds from borrowing	-	700,000
Proceeds from borrowing, related party	829,000	-
Proceeds from sale of common stock	204,500	159,752
Deposit for stock purchase	-	-
Proceeds from line of credit	373,667	-

Net cash provided by financing activities	1,069,264	725,477

Net increase (decrease) in cash (including restricted cash)	(1,124,199)	(1,223,190)

Cash and cash equivalents, beginning of period	1,528,262	2,193,604

Cash and cash equivalents, end of period	$404,063	$970,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$129,495	$91,931

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Equipment acquired via capital lease	$-	$15,612
Common stock issued for accrued compensation	$-	$44,000
Relocation costs	$235,547	$47,000
Accrued interest imputed on Note to merger entity shareholders	$1,864,978	$-
Receivable due to LRM (services in kind from Nova)	$770,458	$-
Stock issued in settlement of accounts payable	$-	$12,125

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

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Envirokare Tech, Inc.'s (the "Company," "Envirokare," "we," "us" or "our") financial statements.  Accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Subsequent to obtaining licensing rights for the TPF ThermoPlastic Flowforming™ technology, in March 2005, the Company announced that it had executed a definitive merger agreement with the developer of the TPF ThermoPlastic Flowforming™ technology, in which Thermoplastic Composite Design ("TCD") merged with and into the Company's wholly owned subsidiary, Envirokare Composite Corp. ("ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which, in total, will amount to $15 million.

In March 2005, the Company also announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals Inc. ("NCI," an indirect wholly owned subsidiary of Nova Chemicals Corp., ("Nova"), to create a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with NCI's interest treated as a minority interest.  See Note 14.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company's management. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Cash and Marketable Securities

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The other account, as discussed in following paragraph, consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which are insured.  At June 30, 2007, the Company's cash balances and marketable securities included $2,701,826 that was not federally insured.

Following guidance from Statement of Financial Accounting Standards No. 12, "Accounting for Certain Marketable Securities," the Company records the carrying value of its marketable securities at the lower of cost or market as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.

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

Conventional Convertible Debenture

Following guidance by the Emerging Issues Task Force ("EITF") 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company initially allocates proceeds received from convertible notes or securities to warrants granted to the note holders.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders' equity.  The discounts are amortized over the life of the loans.

In accordance with EITF 98-5, "Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,"  and EITF 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.  See Note 7.

Earnings Per Share

SFAS No. 128, "Earnings Per Share," requires the reporting of basic and diluted earnings (loss) per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been anti-dilutive.  Accordingly, the basic and diluted net loss per share amount is the same.

For the six months ended June 30, 2007 and the year ended December 31, 2006, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered anti-dilutive:

	June 30, 2007	December 31, 2006

Conventional convertible debt	1,219,444	1,169,444
Stock options	18,568,307	18,568,307
Warrants	13,492,856	14,684,106

Total outstanding dilutive securities	33,280,607	34,421,857

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, receivables, accounts payable, notes payable and accrued liabilities and expenses.  All instruments are accounted for on an historical basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a large accumulated deficit of $26,248,582, which includes a net loss of $889,616 and $1,490,332, for the respective three-month and six-month periods ended June 30, 2007 and a net loss of $2,082,092 and $2,911,761 for the respective three-month and six-month periods ended June 30, 2006.  The Company also had a negative cash flow for the same periods and had revenues of $62,584 and $96,293 for the three months and six months ended June 30, 2007 and revenues of $31,825 and 72,047 for the three months and six months ended June 30, 2006, respectively.  The change in revenues realized for the three-month and six-month periods ended June 30, 2007 and the three-month and six-month periods ended June 30, 2006 was not significant.  The low revenue numbers for the respective periods is primarily due to the relocation of operating facilities for LRM during 2006 and start up of commercial production, which occurred during the period ended June 30, 2007.  The Company, through its interest in the LRM joint venture, is currently marketing the TPF ThermoPlastic Flowforming™ technology which will, if successful, mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.  The Company believes that it has sufficient cash on hand to fund its current operations through June 30, 2008.  Management plans to fund operations from sales of its debt and equity and cash on hand, in the near-term, and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming™ technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and nonreinforced thermoplastic composite, through its 50 percent interest in its joint venture, LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  LRM management anticipates that the joint venture company will realize licensing fee revenues in the near future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Guarantees and Restricted Cash

In November 2002, FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Certain guarantees, including (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition.  These guarantees, however, are subject to the disclosure requirements of FIN 45.  Although there is a capital lease in place which was executed by LRM, Envirokare, as a parent, has not guaranteed this capital lease obligation, which is excluded from the disclosure requirements of FIN 45, and the Company is not required to recognize a liability for the guarantee by its subsidiary.  Although LRM, a Company subsidiary, has guaranteed debt owed to a third party, this guarantee is excluded from the provisions of FIN 45 related to liability recognition.  The Company has elected to disclose the transaction for purposes of providing additional clarity regarding LRM operations.

During the year ended December 31, 2005, LRM secured a loan from SunTrust Bank that was accounted for as a capital lease for purposes of acquiring a key component of production line equipment.  LRM borrowed the funds required to acquire the equipment and began making payments on this obligation over a five-year period, commencing in January 2006.  The Company shows the remaining cash received from this financing as "restricted cash" on its consolidated balance sheets.  LRM acquired additional equipment under the terms as previously set forth, and secured additional borrowings from SunTrust Bank, during the year ended December 31, 2006, to facilitate these equipment acquisitions.  See Note 8.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.  See Note 4.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 had no immediate material effect on the Company's financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140" ("SFAS No. 156").  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity ("SPE") in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  SFAS No. 156 further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, "Accounting for Debt and Equity Securities," provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  The adoption of SFAS No. 156 had no immediate material effect on the Company's financial condition or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" ("SFAS No. 155").  SFAS No. 155 establishes the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as well as eliminating a restriction on the passive derivative instruments that a qualifying SPE may hold under SFAS No. 156.  SFAS No. 155 allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 156 previously prohibited a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  The adoption of SFAS No. 155 had no immediate material effect on the Company's financial condition or results of operations.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from research and development and product development activities.  Services contracts (i.e., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and Administrative fees are billed upon contract approval.  Revenues from Setup and Administrative fees are amortized over the life of the contract.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.  All products manufactured for shipment are priced Freight On Board plant (e.g., F.O.B. LRM Industries).

Cost of Sales

Cost of sales consist of the purchase price of products sold, commissions, inbound shipping charges, net of freight recovered from customers and packaging supplies.

NOTE 3 - MARKETABLE SECURITIES

For the three-month and six-month periods ended June 30, 2007, the current portfolio of marketable trading securities is carried at the lower of cost or market at the balance sheet date.  The Company had no marketable trading securities for the three-month and six-month periods ended June 30, 2006.  Marketable trading securities included in the current assets had costs of $2,538,759 and $2,587,165 for the three months and six months ended June 30, 2007, respectively.

Interest received in amounts of $11,989 and $25,402, respectively, and cash dividends received in amounts of $16,747 and $23,024, respectively, were included in the determination of net income for the three months and six months ended June 30, 2007 and are reflected in the cost of the marketable trading securities as of the three months and six months ended June 30, 2007.  A net realized gain on the sale of marketable trading securities, interest received and cash dividends received in amounts of $889, $3,152 and $6,256, respectively, were included in the determination of net income for 2006 and are reflected in the cost of the marketable trading securities as of the year ended December 31, 2006.  The unrealized loss for the period ended June 30, 2007 is $17,661, and the unrealized gain for the period ended March 31, 2007 and the year ended December 31, 2006, were $27,004 and $21,548, respectively, and these amounts have not been included in the trading securities account as of those respective periods.  Portfolio transaction costs in an amount of $20, $66 and $208 were expensed during the three-month periods ended June 30, 2007 and March 31, 2007 and the year ended December 31, 2006, respectively, and these transaction costs are reflected in the cost of marketable trading securities as of the period ended June 30, 2007 and the year ended December 31, 2006.

NOTE 4 - INVENTORY

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151").  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, or spoilage.  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.  For the three months and six months ended June 30, 2007 and the year ended December 31, 2006, the Company did not incur losses from write-downs to market.  For the three months and six months ended June 30, 2007 and the year ended December 31, 2006, LRM was in the process of relocating its operations from Mims, Florida to Rockledge, Florida.  LRM experienced idle facility costs as a consequence of this relocation activity, and expensed certain plant operating costs of $189,365, $235,547 and $59,942, for the respective periods ended to the general and administrative and rent accounts to reflect these idle facility costs.

Inventories at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006

Materials	$ 245,428	$ 13,607
Work-In-Process	-	-
Finished goods	-	-

	$ 245,428	$ 13,607

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  Equipment, including molds, is depreciated over its estimated useful life once placed in service.  During the year ended December 31, 2006, the Company determined that a Beam mold valued at $16,000 was of no commercial value and expensed the value of this mold.  The costs included in the mold, which were expensed, are composed of design, machining, manufacturing and delivery costs.  None of the molds expensed during the year ended December 31, 2006 are carried in valuations of the Company's assets.  During the year ended December 31, 2006, the Company determined that office equipment valued at $16,406 was obsolete.  The equipment values and their associated accumulated depreciation values were written down from the Company's fixed asset accounts.  Depreciation expense for the three months and six months ended June 30, 2007 and the year ended December 31, 2006 was $18,444, $37,437 and $52,326, respectively.

The following is a summary of the Company's equipment, leasehold improvements and related accumulated depreciation at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Office equipment	$ 84,988	$ 7,894
Equipment	4,604,943	4,326,669
Leasehold improvements	159,220	135,477

	4,849,151	4,470,040

Less: Accumulated depreciation	(113,080)	(75,642)

	$ 4,736,071	$ 4,394,398

During the year ended December 31, 2006, the Company closed on the sale of property that it held through its wholly owned interest in ECC.  The sale included all land, buildings and lease rights for the Company's property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  See Note 7, Note 8, Note 11 and Note 13.

NOTE 6 - INTANGIBLE ASSETS

In June 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later.  SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142.  Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's reported results of operations.

Intangible assets are tested for impairment on an annual basis.  At June 30, 2007 and December 31, 2006, the Company has determined that the carrying value of its intangible assets is fully recoverable, as more fully described below.

Patent Acquisition Costs and Technology Rights

In March 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly owned subsidiary, ECC.  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the merger with TCD into the Company's wholly owned subsidiary, ECC, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  In conjunction with the purchase price for TCD, including the real property and equipment of TCD, the intangible asset obtained in the acquisition of TCD was incorporated into and recorded as a net patent value on the Company's balance sheet.  The value ascribed to the intangible asset is $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.

During the six months ended June 30, 2007, the United States Patent and Trademark Office issued a patent to LRM supporting the case of a patent filing, which contained product by process claims covering fiber length retention and additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.  See Note 14.

NOTE 7 - CONVERTIBLE DEBENTURES, CONVENTIONAL CONVERTIBLE DEBENTURES AND
                  NOTES PAYABLE TO SHAREHOLDERS

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150").  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Conventional Convertible Debenture

During the year ended December 31, 2006, the Company and NCI entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9 percent per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full, two years from the date of the promissory note issuance.  Principal and any interest due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  NCI, in its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  The fair value ascribed for the beneficial conversion feature on the loan principal, in an amount of $500,000 and representing a conversion to acquire up to 1,111,111 shares of the Company's common stock, is $0.206 per share.  With respect to the conversion of accrued interest due on the loan principal, the fair value ascribed for the beneficial conversion feature, for the periods ended June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, is $0.193, $0.183, $0.259, $0.337 and $0.206 per share for the respective periods, and represents a conversion right to acquire up to 25,000 shares and 108,333 shares, respectively, of the Company's common stock for the three months and six months ending June 30, 2007.  This beneficial conversion feature is fully exercisable for up to two years from the date of the note.  The Company used the assumptions of a 9 percent interest rate, volatility of 63.94 percent and a fifteen-month period to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued, for the three months and six months ended June 30, 2007.  The Company used the assumptions of a 9 percent interest rate, volatility of 74.66 percent and a two-year period to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of principal debt and for conversion of interest accrued, for the year ended December 31, 2006.  The calculated fair value of the beneficial conversion feature on the note is $288,889 as of both June 30, 2007 and December 31, 2006.  The beneficial conversion value of the accrued interest is $4,825 and $26,022, with respect to the three months and six months ended June 30, 2007, respectively, and $16,612, for the year ended December 31, 2006.  These amounts have been recorded as a discount on the debt issued and are being amortized over the life of the note.  During the three months and six months ended June 30, 2007 and the year ended December 31, 2006, the Company has amortized the discount on debt for the note and conversion feature on the accrued interest, in the respective amounts of $40,456, $79,533 and $87,927.  The accumulated amortization for the discount on debt relating to this promissory note, including the conversion feature on the accrued interest, for the three months and six months ended June 30, 2007 and the year ended December 31, 2006 is $40,456, $167,460 and $87,927, respectively.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  During the three months and six months ended June 30, 2007 and the year ended December 31, 2006, the Company had accrued interest on the loan payable in the amount of $11,250, $22,500 and $26,250, respectively.  The Company has pledged its interest in LRM as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM is considered by the Company as an off-balance sheet arrangement.  See Note 8, Note 11 and Note 13.

Notes Payable to Shareholders

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a former Company director, in the principal amount of $100,000.  The note bears interest at a rate of 8.5 percent per annum, with interest payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  The loan was secured by a mortgage on property owned by the Company's wholly owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed on the sale of property that it held through its wholly owned interest in ECC.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.  See Note 5, Note 8, Note 11 and Note 13.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two Company shareholders, in the principal amount of $100,000.  The note bears interest at a rate of 15 percent per annum, with principal and interest payable in 36 equal monthly installments of $3,467, commencing September 1, 2003.  Three common stock warrants were attached to each dollar of debt, with an exercise price of $0.20 per share.  The Company completed its payment obligations under this promissory note during the year ended December 31, 2006.  See Note 8.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bears interest at a rate of 15 percent per annum, with principal and interest payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share.  During the year ended December 31, 2006, the Company satisfied its obligations under this promissory note.  See Note 8 and Note 11.

In December 2003, with the exception of the notes discussed in the three preceding paragraphs, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12 percent per annum, with interest payments made in equal monthly installments of varying amounts, commencing January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  During the period ended December 31, 2006, the Company satisfied its obligations under this series of promissory notes by making aggregate principal payments to note holders in an amount of $1,375,890.  See Note 8 and Note 11.

NOTE 8 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at June 30, 2007 and December 31, 2006, is as follows:

	June 30, 2007	December 31, 2006

Note payable, interest payable at 9%, loan maturing in May 2008 (see Note 7, Note 11 and Note 13)	$ 500,000	$ 500,000
Note payable, interest accrued at 10%, payable at an
undetermined date (see Note 13), uncollateralized	61,965	61,965

Loan agreements at SunTrust Bank, maturing at
various dates in 2006, 2007, and 2010,
collateralized by equipment	458,081	508,294

Line of credit at SunTrust Bank, revolving debt, monthly interest at LIBOR plus 1.25%, payments commencing May 2007	550,000	176,333

Loan agreements at SunTrust Bank, monthly interest at LIBOR plus 1.25% to 2%, maturing in 2011, collateralized by Nova guarantees	2,384,838	2,682,024

Note payable by LRM to Nova, uncollateralized with no maturity (see Note 11 and Note 14)	829,000	-

Note payable to TCD shareholders (Net Present Value), 12% discount rate, maturing at various dates until 2013. Note value includes accrued interest payable *	7,522,186	7,096,402

Less: Current portion	(1,868,815)	(1,047,176)

	$ 10,437,255	$ 9,977,842

* Net present value of Note payable to TCD shareholders was calculated as $5,657,208.  Accrued interest for the three months and six months ended June 30, 2007 and the year ended December 31, 2006 is $212,892, $425,784 and $760,329, respectively, which amounts have been added to the respective three-month, six-month and year-end balances of the Note payable.

Loan maturities for each of the five years following December 31, 2006 are as follows:

2007	$ 1,215,784
2008	3,806,854
2009	756,854
2010	657,589
2011	3,284,838

$ 9,721,919

During the six-month period ended June 30, 2007, LRM received proceeds from its joint venture partners, NCI and ECC, in the amount of $829,000, with respect to proceeds provided by NCI, and in the amount of $969,000, with respect to proceeds provided by ECC.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties subsequent to the period ended June 30, 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $1,500,000 for each partner.  Additionally, subsequent to the period ended June 30, 2007, the joint venture partners, NCI and ECC, also entered into an agreement, whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the consolidated financial statements.  The note amount due to NCI, as of June 30, 2007, in an amount of $829,000, has been included in the above table as maturing in 2007.  See Note 11 and Note 14.

During the year ended December 31, 2006, LRM entered into three loan agreements with SunTrust Bank that provide for borrowings of up to $2.24 million and $560,000, respectively, in addition to a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in its Rockledge, Florida facilities.  These loan agreements provide for interest at the rate of LIBOR plus 2 percent, LIBOR plus 1.25 percent and LIBOR plus 1.25 percent respectively, with interest payments commencing July 2006 and principal repayments commencing November 2006, with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility provides funds in the form of a revolving master borrowing loan, or line of credit, with interest currently due and payable on the loan principal amount.  Interest on this revolving master loan is calculated at a rate of 6.57 percent per annum, calculated monthly based on the outstanding loan balance at that time.  For the three months ended March 31, 2007, LRM had borrowed $2,800,000 against the $2.24 million and $560,000 loan facilities described herein, respectively, and $550,000 against the revolving master borrowing loan, and these amounts and remaining balances are reflected in the respective loan agreements and line of credit disclosures in the above table.  Repayment on the $2.24 million and $560,000 loan facilities commenced during November 2006, with repayment on the line of credit commencing during 2007.  The balance owing on the line of credit as of June 30, 2007 is $550,000.  The balance remaining on the $2.24 million and $560,000 loan facilities as of June 30, 2007 is $2,384,838.

Additionally, during the years ended December 31, 2006 and 2005, LRM secured two loans for purposes of acquiring key components of production line equipment.  During the six months ended June 30, 2007 and the year ended December 31, 2006, these equipment loan agreements held by SunTrust Bank, are valued at $449,724 and $508,294, respectively, and LRM recorded the equipment in its property, plant and equipment upon delivery, during the year ended December 31, 2006.  LRM makes monthly payments on these loan obligations, in amounts of $8,024 and $5,047, respectively, for agreements that have a five-year term, with payments that commenced in January 2006.  For the three months and six months ended June 30, 2007 and the year ended December 31, 2006, the Company shows the remaining cash received from this financing, including interest, in an amount of $7,666 as restricted cash on its consolidated balance sheet.

During the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly owned interest in ECC.  The sale includes all land, buildings and lease rights for the Company's property located in Mims, Florida.  The Company satisfied a mortgage held on the property upon closing of the property sale.  See Note 5, Note 7, Note 11 and Note 13.

During the year ended December 31, 2006, the Company completed its payment obligations under two uncollateralized promissory notes bearing interest at an annual rate of 15 percent.  See Note 7 and Note 11.

During the year ended December 31, 2006, the Company satisfied its obligations under a series of uncollateralized promissory notes, making principal payments to note holders in an aggregate amount of $1,375,890.  The notes, bearing an annual interest rate of 12 percent, matured during December 2006.  See Note 7 and Note 11.

During the year ended December 31, 2006, the Company satisfied its obligations under an uncollateralized loan agreement, making full payment, including principal and interest, in an amount of $8,028.  The loan, bearing an annual interest rate of 12 percent, was to mature in October 2008.  See Note 7 and Note 11.

NOTE 9 - COMMON STOCK

The Company issued 511,250 shares during the six months ended June 30, 2007, pursuant to exercises by warrant holders.  Additionally, during the three months ended March 31, 2007, the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  The exercise price of these warrants ranged from $0.24 per share to $0.40 per share, resulting in cash proceeds to the Company of approximately $637,500.  See Note 10.

Subsequent to the period ended June 30, 2007, the Company completed a warrant exercise by issuing 710,000 shares of its common stock for an exercise dated August 1, 2007.  The warrants were exercised at $0.40 per share resulting in cash proceeds to the Company in an amount of $284,000.  See Note 10 and Note 14.

During the year ended December 31, 2006, the Company completed a private placement offering of its securities, pursuant to which the Company sold 7,642,856 Units to offering participants at a price of $0.63 per Unit.  Each Unit is composed of one share of Company common stock and an accompanying warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements.  See Note 10 and Note 11.  From the offering, the Company realized $4,663,832 in cash proceeds, with $88,168 set off against accounts payable for expenses and $63,000 set off against stock credit previously granted to Mr. Steve Pappas as a part of a legal settlement.  See Note 13.  Additionally, the Company issued 4,220,833 shares of its common stock pursuant to exercise of warrants at prices ranging from $0.20 to $0.24 per share were exercised, resulting in cash proceeds to the Company of approximately $840,000 as well as a set off against a stock credit previously granted to Mr. Steve Pappas as a part of a legal settlement in an amount of $137,000.  The Company also issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000, which was set off against accrued wages payable.  Additionally, 971,142 shares were issued when stock options were exercised at prices ranging from $0.23 to $0.965 per share for a total of $174,751 in cash proceeds to the Company, with $12,125 set off against accounts payable for expenses and $141,000 set off against compensation payable.  An additional 300,000 shares were issued when stock warrants were exercised at a price of $0.40 per share for a total of $120,000, with the stock issuance set off against compensation payable.  See Note 10 and Note 11.

NOTE 10 - STOCK OPTIONS AND WARRANTS

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes option price calculation.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123(R)").  This statement replaces SFAS No. 123, and supersedes Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) establishes standards for the accounting for stock-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123(R) covers a wide range of stock-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company does not expect SFAS No. 123(R) will have any material impact on its financial condition and results of operations.

The following assumptions were made to value the stock options and warrants for the three months and six months ended June 30, 2007: risk-free interest rate of 9 percent per annum, volatility of 63.94 percent, and terms ranging from one to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2006: risk-free interest rate of 8 percent to 9 percent per annum, volatility of 74.66 percent, and terms ranging from two to ten years.

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

All of the Plan options granted by the Company are exercisable upon issuance.  The Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales in any year of option shares equal to 25 percent of the total number of shares received under the optionee's grant.  The Plan requires early exercising of the stock options for various reasons, including employment termination, separation from services or employment and cancellation or completion of consulting contracts.

The Company filed a Registration Statement on Form S-8 under the Securities Act with the Securities and Exchange Commission in March 2000 to register 1,150,000 shares (2,300,000 shares as adjusted for the stock split) of common stock authorized for issuance under the Plan.  In September 2000, the Company filed Post-Effective Amendment No. 1 to the Form S-8 registration statement, to register the remaining 1,700,000 shares under the Securities Act.

Summarized information about stock options outstanding and exercisable at June 30, 2007 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$ 0.230	5,336,623	6.36	$ 0.230	5,336,623	$ 0.230
0.575	250,000	2.25	0.575	250,000	0.575
0.600	675,000	9.16	0.600	375,000	0.600
0.640	500,000	9.26	0.640	500,000	0.600
0.750	600,000	8.23	0.750	300,000	0.750
0.940	1,300,000	0.65	0.940	1,300,000	0.940
0.965	9,906,684	7.83	0.965	7,406,684	0.965

$ 0.230 - 0.965	18,568,307	6.93	$ 0.720	15,468,307	$ 0.680

Equity Compensation Plans Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Equity Incentive Plan	250,000	$ 0.575	2,798,570

Following is a summary of the Company's stock option activity during the six months ended June 30, 2007 and the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	17,414,449	$ 0.680

Exercised	(971,142)	0.330
Expired	(250,000)	0.400
Granted	675,000	0.600
Granted	500,000	0.640
Granted	1,200,000	0.965

Options outstanding at December 31, 2006	18,568,307	$ 0.720

Options outstanding at June 30, 2007	18,568,307	$ 0.720

The fair value ascribed for options not vested is $2,076,570, for each of the six months ended June 30, 2007 and for the year ended December 31, 2006.  These options vest under varying conditions and at varying times up to December 31, 2008, as more fully discussed below.

During the year ended December 31, 2006, with respect to pending litigation, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Steve Pappas: (i) received an option to purchase 1,200,000 shares of the Company's common stock at a strike price of $0.965 per share, such option exercisable for a ten-year period, and subject to other restrictions as contained in the option agreement,  (ii) received a credit to exercise Company options or warrants held in his name, in an amount of $200,000, which credit represented an approximate exercise of up to 670,800 shares of common stock, (iii) entered into a standstill agreement that provides that Mr. Pappas, and his assigns, may not vote shares of the Company's common stock held in his name for a period of five years, and (iv) entered into a release agreement to end the voting trust created in his name, in order to facilitate the establishment of the standstill agreement.  The assumptions used to calculate the fair value of the options issued to Mr. Steve Pappas are presently contained in this Note 10 as a risk-free interest rate of 8 percent per annum, volatility of 74.66 percent and a term of ten years.  The expense recorded during the period ended June 30, 2006 is allocated to "professional fees - related parties" in an amount of $413,880.  See Note 11 and Note 13.

During the year ended December 31, 2006, the Company granted 500,000 options to the Company's Chairman and Chief Executive Officer, 300,000 and 250,000 options to two board members, respectively, and 125,000 options to a consultant at a strike price of $0.64 per share (with respect to the Chairman and Chief Executive Officer) and $0.60 per share (with respect to the two board members and the consultant).  Of these grants, an option to purchase 300,000 shares granted to a board member vests one-half after one year from the date of issuance and one-half two years after the date of issuance, provided that the board member remains in such capacity with the Company.  Due to the vesting criteria established for this board member, the Company will not recognize the fair value ascribed to this compensation, in an amount of $152,220, until such time as the options vest.   The assumptions used to calculate the fair value of these options are a risk-free interest rate of 8 percent per annum, volatility of 74.66 percent and a term of ten years.

Options issued by the Company for the year ended December 31, 2005 totaled 10,730,000 in the aggregate.  These options include 1,300,000 shares issued to LRM employees and consultants at a strike price of $0.94 per share and a three-year exercise period with immediate vesting of the option grants and 8,830,000 shares issued to the Company's management team and consultants at a strike price of $0.965 per share and a ten-year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above but are instead included in the options issued section of the tabular format because the vesting of these options is subject to certain performance criteria that must be met by LRM prior to vesting, with these options being issued to two Company management team members.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves: (i) $40,000,000 in annual revenue or (ii) has a 17 percent profit based on pre-tax income, in any of the four calendar years ending December 31, 2005, 2006, 2007 or 2008.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM. The fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.

Additionally, the Company granted 600,000 options to board members during the year ended December 31, 2005 at a strike price of $0.75 per share.  These options vest one-half after one year from the date of issuance and one-half two years after the date of issuance, provided that the board members remain in such capacities with the Company.  Due to the vesting criteria established for these board members, the Company recognized one-half of the fair value ascribed to this compensation, in an amount of $201,570, and recorded this amount as compensation expense during the year ended December 31, 2006.  The remainder of the calculated fair value will not be recognized until such time as the remaining options vest.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are a risk-free interest rate of 4 percent per annum, volatility of 94 percent and a term of three years.  The options granted to Company management and consultants in connection with the completion of the merger agreement of TCD into the Company's wholly owned subsidiary ECC, formation of the joint venture with an established plastics industry partner, NCI and for various additional management services provided to the Company.  The assumptions used to calculate the fair value of the options issued to management and consultants are presently contained in this Note 9 as a risk-free interest rate of 3 percent per annum, volatility of 72 percent and a term of ten years.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as set forth above, will be achieved.

The weighted average fair market value of stock options granted for the respective six-month period ended June 30, 2007 and the year ended December 31, 2006 was $0.72 per share.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the six months ended June 30, 2007 and the year ended December 31, 2006 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2005	16,816,250	$0.20-$0.75	$0.37	1/06-11/08

Grant of warrants	7,642,856	$0.63	$0.63	10/10
Exercise of warrants	(6,413,000)	$0.20-$0.50	$0.24	1/06-11/08
Expiration of warrants	(3,362,000)	$0.40-$0.75	$0.55	1/06-05/06

Balance, December 31, 2006	14,684,106	$0.40-$0.75	$0.52	3/07-10/10

Exercise of warrants	(511,250)	$0.40	$0.10	3/07-5/07
Expiration of warrants	(680,000)	$0.40	$0.10	3/07-5/07

Balance, June 30, 2007	13,492,856	$0.40-$0.63	$0.53	8/07-10/10

The Company issued 511,250 shares during the six months ended June 30, 2007, pursuant to exercises by warrant holders.  Additionally, during the first quarter of 2007, the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  See Note 9.

Subsequent to the period ended June 30, 2007, the Company completed a warrant exercise by issuing 710,000 shares of its common stock for an exercise dated August 1, 2007.  The warrants were exercised at $0.40 per share resulting in cash proceeds to the Company in an amount of $284,000.  See Note 9 and Note 14.

During the year ended December 31, 2006, as described in Note 9 and Note 11, 7,642,856 shares of the Company's common stock were issued pursuant to the completion of a private placement, wherein subscribers purchased units offered by the Company at a price of $0.63 per unit.  Each Unit is composed of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, wherein the warrants vest on October 2, 2007 and are exercisable until October 1, 2010.  In addition, 4,608,833 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.20 per share to $0.50 per share, subject to terms contained within the respective warrant holder agreements.  A common stock purchase warrant in the amount of 1,804,167 shares was exercised as of the year ended December 31, 2006, as described in this Note 10 and in Note 9 above.  However, the issuance of stock pursuant to this exercise had not been completed as of the year then ended, and the common stock underlying this transaction was issued during the first quarter of 2007.  An additional 3,362,000 warrants expired during the year ended December 31, 2006.

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

NCI executed a Limited Liability Company Agreement dated as of February 18, 2005 with ECC, a wholly owned subsidiary of Envirokare, to create LRM, the companies' joint venture entity.  LRM was created for the purpose of commercializing Envirokare's TPF ThermoPlastic Flowforming™ technology, including but not limited to the manufacture, marketing, sales and licensing of the technology.  ECC sold its intellectual property rights, technology, manufacturing equipment and its TPF ThermoPlastic Flowforming™ business activities to LRM pursuant to the terms of an Asset Purchase Agreement dated as of March 3, 2005, while NCI contributed $5,000,000.  NCI also agreed to contribute $1,000,000 in services to LRM.

NCI and the Company (through ECC) entered into a promissory note arrangement on May 15, 2006, which provided for a loan from NCI to ECC of $500,000, upon which interest accrues daily at an annual rate of 9 percent.  Pursuant to the terms of such promissory note, NCI, in its sole discretion, may convert all or any portion of the principal and accrued interest into common stock of Envirokare, at a price of $0.45 per share.  The promissory note is due on May 15, 2008, with ECC having the right to prepay without penalty or premium of any kind.  The promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company and dated as of May 15, 2006.  See Note 7, Note 8 and Note 13.

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

Additional Related Party Transactions

During the six-month period ended June 30, 2007, LRM received proceeds from its joint venture partners, NCI and ECC, in an amount of $829,000, with respect to proceeds provided by NCI, and in the amount $969,000, with respect to proceeds provided by ECC.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties subsequent to the period ended June 30, 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the consolidated financial statements.  The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $1,500,000 for each partner.  Additionally, subsequent to the period ended June 30, 2007, the joint venture partners, NCI and ECC, also entered into an agreement, whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  See Note 8 and Note 14.

During the year ended December 31, 2006, the Company issued options to acquire a total of 2,375,000 shares of Company common stock.  Of these issued options, 1,200,000 were issued to a Company director as a part of a settlement agreement between the parties, 500,000 options were issued to the newly appointed Chairman and CEO of the Company and 300,000 options and 250,000 options were issued to two additional Company directors, respectively.  See Note 10.  Of the grants issued to the Company's board members and a consultant, 300,000 shares are not included in the options exercisable section of the tabular format in Note 10, above, but are included in the options issued section of that tabular format, as the vesting of these options is subject to vesting one-half after one year from the date of issuance and one-half two years after the date of issuance, provided that the board member remains in such capacity with the Company.  See Note 10.

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a Company director, in the principal amount of $100,000.  The note bears an interest rate of 8.5 percent per annum with interest payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the note holder may be prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The loan is secured by a mortgage on property owned by the Company's wholly owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed on the sale of property that it held through its wholly owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property, as discussed herein, upon closing of the property sale.  See Note 5, Note 7, Note 8 and Note 13.

In December 2003, the Company rolled all of its then-remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bear an interest rate of 12 percent per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  During the period ended December 31, 2006, the Company satisfied its obligations under the series of promissory notes, as discussed in this paragraph, by making aggregate principal payments to note holders in an amount of $1,375,890, of which a payment in an amount of $498,800 plus accrued interest was made to a director of the Company to satisfy the debt obligation to that director.  See Note 7 and Note 8.

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

NOTE 12 - INCOME TAXES

At June 30, 2007, the Company had net deferred tax assets of approximately $4,850,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined state and federal tax rate of 39.5 percent.  As the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2007.

The significant components of the deferred tax asset at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Net operating loss carryforward	$ 12,300,000	$ 11,650,000

Deferred tax asset	$ 4,850,000	$ 4,600,000

Deferred tax asset valuation allowance	$ (4,850,000)	$ (4,600,000)

At June 30, 2007, the Company had net operating loss carryforwards of approximately $12,300,000, which expire in the years 2018 through 2026.  The change in the allowance account from December 31, 2006 to June 30, 2007 is equal to $250,000.

The Company recognized losses of $0 and $1,070,725 from the issuance of stock options during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively, which were not deductible for tax purposes.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 7 above under "conventional convertible debenture," and Note 8 and Note 11 above, as well as Part I, Item 3 of this Quarterly Report on Form 10-QSB, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company, dated as of May 15, 2006.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments were $4,542 per month, with additional charges for common area services.  The lease payment included a provision for certain specific telephone and secretarial services.  During the six-month period ended June 30, 2007, the Company extended its New York office lease, until July 1, 2007, with lease renewal available to the Company on an annual basis commencing in July of each year, until July 2010, subject to an inflationary lease payment adjustment.  Commencing April 2007, lease payments are $3,800 per month, with additional charges for common area services.  The security deposit for the leased facilities is $7,800.  Total payments under the lease for the three months and six months ended June 30, 2007 and the year ended December 31, 2006 were $11,400, $25,026 and $54,504, respectively.  See Note 14.

Future annual minimum operating lease payments for the terms of the New York lease agreements are as follows for the years ending December 31:

New York Office

2007	$ 23,250
2008	$ 47,660

The Company leased its facility in Mims, Florida, which was acquired in the acquisition of TCD, to its joint venture entity, LRM.  The two-year agreement provided for rents of $7,000 per month, which lease was to terminate in March 2007.  The lease payment transactions for LRM and the receipt of those payments by the Company have been eliminated in the consolidation of these financial statements.  Due to the sale of the Mims property as discussed herein, the Company terminated the lease with LRM for the Mims property during the year ended December 31, 2006.

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

Rockledge Facility

2007	$ 70,002
2008	$ 140,004
2009	$ 140,004
2010	$ 140,004
2011	$ 5,834

In addition, during the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly owned interest in ECC.  The sale includes all land, buildings and lease rights for the Company's property located in Mims, Florida.  See Note 5, Note 7, Note 8 and Note 11.

Litigation

On June 12, 2007, the Company filed a complaint seeking declaratory relief in the Supreme Court of the State of New York, County of New York against John Notarianni, in connection with a claim by the Company that a common stock certificate held by Mr. Notarianni be ruled void by the Court, with the stock certificate in question subject to cancellation by Court order.  The Company is pursuing this claim vigorously and believes that the outcome will not have a material adverse effect on the Company's business or results of operations.

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada.  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes.  The Company is defending this claim vigorously and believes that the outcome will not have a material adverse effect on the Company's business or results of operations.

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

On or about June 10, 2005, the Company filed a complaint against Mr. Pappas in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company's complaint was subsequently amended to add multiple claims that during the period that Mr. Pappas was President, CEO and Chairman of the Company, he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company was entitled to be reimbursed.  Mr. Pappas denied all of the Company claims and filed counterclaims seeking affirmative relief by: (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust had breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the board of directors; (4) seeking to force the Company to indemnify him for expenses he incurred as a result of certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with his defending the claims asserted against him in the Company's amended complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by Company representatives for services performed on behalf of the Company.  The Company and Mr. Pappas settled the aforementioned litigation by entering into a standstill agreement dated April 14, 2006, pursuant to which Mr. Pappas: (i) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, which is exercisable for a ten-year period,  (ii) received a $200,000 credit in connection with his future exercise of Company options and/or warrants held in his name, (iii) agreed to terminate the aforementioned voting trust created in his name, and (iv) agreed not to vote any shares of Company common stock held in his name for a period of five years.  See Note 10 and Note 11.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2007, LRM entered into loan agreements in connection with proceeds received from its joint venture partners, NCI and ECC, in the amount of $969,000, with respect to proceeds provided by NCI as of July 19, 2007, and in the amount of $1,109,000, with respect to proceeds provided by ECC as of July 23, 2007.  The proceeds were provided and secured in the form of demand promissory notes, with note agreements completed between the respective parties subsequent to the period ended June 30, 2007.  The note terms specify that interest accrue on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.  The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $1,500,000 for each partner.  Additionally, subsequent to the period ended June 30, 2007, the joint venture partners, NCI and ECC, also entered into an agreement, whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  See Note 8 and Note 11.

Subsequent to the period ended June 30, 2007, the Company completed a warrant exercise by issuing 710,000 shares of its common stock for an exercise dated August 1, 2007.  The warrants were exercised at $0.40 per share resulting in cash proceeds to the Company in an amount of $284,000.  See Note 9 and Note 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion of our business should be read together with our financial statements and related notes appearing elsewhere in this report.  This Quarterly Report on Form 10-QSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, and we rely on the "safe harbor" provisions in those laws.  Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements.  The forward-looking statements in this report reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including specifically, the absence of significant revenues and financial resources, no guarantee that the development of technology can be successfully completed or that its completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate.  In this report, the words "anticipates," "believes," "future," "will" and similar expressions identify certain of the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Business Development

The Merger

Since March 3, 2005, the business of the Envirokare Tech, Inc. ("Envirokare," the "Company," "we," "us" or "our")    has been and it is expected that it will continue to be principally conducted through its wholly owned subsidiary Envirokare Composite Corp. ("ECC") and ECC's interest in the joint venture company, LRM Industries, LLC ("LRM").  On March 3, 2005, the Company, together with ECC, TCD and the TCD shareholders, Dale Polk Jr. & Dale Polk Sr., terminated their prior merger and related agreements and simultaneously therewith entered into a new merger agreement as a result of which, among other things:

                (a)           ECC acquired from TCD all of its assets and agreed to pay the TCD shareholders merger consideration equal to $15 million, of which $2.5 million was paid at the time of the acquisition and $2 million was payable not later than January 31, 2009, $3 million payable not later than January 31, 2012 and $7.5 million payable not later than January 31, 2013 plus, commencing in 2013, contingent consideration equal to 1 percent of : (i) the annual net income of the ECC joint venture company, LRM;  (ii) the net proceeds derived by: (x) the members from any sale of their interests in the joint venture company; (y) the joint venture company from any sale of less than a majority of its equity or assets and (z) the sale by ECC of any part of its interest in LRM;

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

As of the fiscal year ended December 31, 2006, three TPF ThermoPlastic Flowforming™ process patents had been issued by the United States Patent and Trademark Office.  Additional patent filings that relate to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  During the current fiscal year ending December 31, 2007, the United States Patent and Trademark Office issued an additional patent to LRM.  The patent was issued for product by process claims covering fiber length retention as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.

Critical Accounting Policies

We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

Cash and Marketable Securities

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The other account, as discussed in following paragraph, consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which are insured.  At June 30, 2007, the Company's cash balances and marketable securities included $2,701,826 that was not federally insured.

Following guidance from Statement of Financial Accounting Standards ("SFAS") No. 12, "Accounting for Certain Marketable Securities," the Company records the carrying value of its marketable securities at the lower of cost or market as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents. Securities investments that are bought and principally held for the purpose of selling them in the near future are classified as trading securities.

Outstanding Dilutive Securities

The Company currently reports stock options and warrants issued under the rules of SFAS No. 123 (revised 2004), "Share Based Payments," ("SFAS 123(R)").  The Company does not expect an impact on its overall results from operations and financial position from adopting the provisions as provided for under SFAS No. 123(R).

Following guidance by Emerging Issues Task Force ("EITF") 00-27, the Company initially allocates proceeds received from convertible notes and/or securities to warrants granted to the note holders.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders' equity.  The discounts are amortized over the life of the notes.

In accordance with EITF 98-5, "Accounting for Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios," and EITF 00-27, "Applications of Issue 98-5 to Certain Convertible Instruments," the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the note and the fair market value at the date of the draw-down on the note.  The Company and a beneficial holder of Company securities, NCI, entered into a loan agreement on May 15, 2006, which loan contained a beneficial conversion feature.  The Company accounts for this loan in accordance with EITF 98-5 and EITF 00-27, as discussed above.

Pursuant to SFAS 123, "Accounting for Stock Based Compensation," and SFAS 123(R) and EITF 98-5 and EITF 00-27, the Company has and presently makes valuation determinations of options, warrants and, conventional convertible debt.  These valuations are reviewed and revalued, where necessary, each fiscal year.  Adjustments, if required, are made to the Company's records to reflect valuation changes that are made.

For the six months ended June 30, 2007 and the year ended December 31, 2006, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered anti-dilutive:

	June 30, 2007	December 31, 2006

Conventional convertible debt	1,219,444	1,169,444
Stock options	18,568,307	18,568,307
Stock warrants	13,492,856	14,684,106

Total outstanding dilutive securities	33,280,607	34,421,857

The following assumptions were made to value conventional convertible debt, stock options and warrants for the six months ended June 30, 2007: risk-free interest rate of 9 percent per annum, volatility of 63.94 percent, and terms ranging from fifteen months to ten years.  The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2006: risk-free interest rate of 8 percent to 9 percent per annum, volatility of 74.66 percent, and terms ranging from two to ten years.

A detailed discussion regarding issued and outstanding and exercisable issued and outstanding stock options and purchase warrants is provided in Note 10 to our Consolidated Financial Statements and, with respect to conventional convertible debt, Note 7 of our Consolidated Financial Statements, which are found in Item 1 above.

Patents

In March 2005, the Company announced that it had executed a definitive merger agreement pursuant to which TCD merged with and into the Company's wholly owned subsidiary, ECC.  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the merger with TCD into ECC, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset is $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  The Company continues to conduct impairment valuations on all material corporate assets, to determine that no other reasons exist which would require an adjustment to the valuations carried on the Company's books.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 had no immediate material effect on the Company's financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156").  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  SFAS No. 156 further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under SFAS No. 115, "Accounting for Debt and Equity Securities," provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  The adoption of SFAS No. 156 had no immediate material effect on the Company's financial condition or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" ("SFAS No. 155").  SFAS No. 155 establishes the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities," as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 156.  SFAS No. 155 allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 156 previously prohibited a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  The adoption of SFAS No. 155 had no immediate material effect on the Company's financial condition or results of operations.

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

Financial Position

As of June 30, 2007, the Company had a cash balance of $2,991,228, compared to a cash balance of $4,038,351 as of December 31, 2006.  The decrease in cash was primarily due to funds utilized to support operations at LRM and the Company, including partial debt repayment by LRM during the six-month period ended June 30 2007, but was partially offset during the same period by an increase in funds raised by LRM as a result of drawing $373,667 under its line of credit and receipt of deposits for stock purchases by the Company.  Accounts receivable decreased during the six-month period ended June 30, 2007 to $24,737 as compared to the June 30, 2006 and December 31, 2006 account receivable balances of $133,400 and $90,233, respectively.  Debt financing arranged by LRM during fiscal 2006 is composed of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.  As of June 30, 2007, the balance on the loan facilities previously discussed is, in the aggregate, $2,948,000.  During the six-month period ended June 30, 2007, the principal repayment on the outstanding loans was made in the amount of $300,000, in addition to payouts on accounts payable, which resulted in a decrease in accounts payable of approximately $192,789.  The Company reported $249,409 in accounts payable as of June 30, 2007, as compared to the June 30, 2006 and December 31, 2006 accounts payable balances of $892,878 and $442,198, respectively.

As of June 30, 2007, the Company reported equipment in the amount of $4,689,931, compared to equipment in the amount of $4,334,563 as of December 31, 2006.  The increase in equipment is due to an amount of $355,368 that was expended by LRM to acquire operating equipment for its new operating facility in Rockledge, Florida.  In addition, during the six months ended June 30, 2007, LRM reported an increase in leasehold improvements to the Rockledge facility in an amount of $23,743, for an aggregate leasehold improvement amount of $159,220, as compared to $135,477 in leasehold improvements reported as of December 31, 2006.

In 2005, LRM determined that in order to meet anticipated production requests from customers during fiscal 2006, addition al production and operating equipment would be required.  Subsequently, LRM contracted to acquire a new custom manufactured press.  LRM received delivery of the new press during the year ended December 31, 2006.  The cost of the press was approximately $392,000, for which LRM procured a capital lease.  Additionally, a raw material accumulator was acquired by way of a capital lease in an amount of $218,000.  LRM entered into agreements to acquire additional production equipment during the year ended December 31, 2006, including two 1,500-ton presses and two 6” in-line extruders.  LRM is required to make aggregate payments of approximately $13,000 per month on these capital leases, with lease terms extending into fiscal 2011.  For the period ended June 30, 2007, the balance owing on the capital lease accounts, in aggregate, is $292,870.

As of June 30, 2007, the net patent value was $6,462,723, compared to $6,671,804 as of December 31, 2006.  The decrease in patent value is due to amortization recognized during the six-month period ended June 30, 2007 in an amount of $209,081.

As of June 30, 2007 and December 31, 2006, the Company has accrued interest payable on promissory notes due, in the amounts of $102,050 and $76,478, respectively, of which $53,300 is currently the subject of a legal dispute.  See Note 13 to our Consolidated Financial Statements.  The Company also imputes interest payable on a note due to former TCD shareholders, with the imputed interest calculation based on the net present value of the note payable, in an amount of $5,657,208, as established in March 2005.  As of June 30, 2007, the accrued interest on this note is $1,864,978 as compared to accrued interest on the note payable in an amount of $1,439,194 for the fiscal year ended December 31, 2006.

Results of Operations

The Company reported revenues for the three months and six months ended June 30, 2007 in the amounts of $62,584 and $96,293, respectively, compared with revenues of $31,825 and $72,047, respectively, for the three months and six months ended June 30, 2006.  The Company reported gross profits of $42,649 and $51,366 for the three months and six months ended June 30, 2007, respectively, as compared to gross profits of $26,159 and $42,358, respectively, for the three months and six months ended June 30, 2006.  Revenues increased marginally during the three-month and six-month periods ended June 30, 2007 because LRM had received its initial commercial production orders and commenced production to fill those orders.  The Company is not aware of any recent trends or uncertainties that are likely to have a material effect on revenues or sales.

Total expenses reported by the Company for the three months and six months ended June 30, 2007 were $973,743 and $1,627,834, respectively, compared to $2,090,092 and $2,927,479 for the three months and six months ended June 30, 2006.  As a result, the Company recorded a loss from operations of $931,114 and $1,576,468 for the three months and six months ended June 30, 2007, respectively, compared to a loss from operations of $2,064,742 and $2,885,120 for the three months and six months ended June 30, 2006.  The decrease in expenses for the three months and six months ended June 30, 2007 was primarily due to increased operations activity, as LRM commenced production on its initial orders during fiscal 2007.  Further, during fiscal 2006, the recognized loss was largely due to LRM's inability to operate at normal capacity as a result of the relocation of its operating facilities.  The Company also recognized amortization of interest expense on a note payable to former TCD shareholders of $212,892 and $425,784 for the three months and six months ended June 30, 2007, as compared to recorded interest expense of $190,082 and $380,164 for the three months and six months ended June 30, 2006, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2007, the Company realized $637,500 from the exercise of warrants and completion of warrant exercises initiated during December 2006.  During the year ended December 31, 2006, the Company raised $4,663,832 from a private placement offering of its securities and an additional $269,752 from the exercise of stock options and warrants.  As of June 30, 2007, the Company had a cash balance of $2,991,228, which includes cash balances of LRM in the amount of $176,237, of which $7,666 is restricted.  LRM was initially capitalized with a $2,500,000 contribution in cash and $1,000,000 in services to be provided by NCI.

The significant changes in assets and payables during the six months ended June 30, 2007 were primarily due to (i) the increase in accrued interest in the amount of $425,150 resulting from the imputation of interest payable on the net present value of the note payable to TCD shareholders in connection with the acquisition of TCD; (ii) the acquisition of additional operating equipment by LRM in an amount of $355,368; (iii) a change in the net patent value, as a result of amortization of the patent value in an amount of $209,082 (see patent discussion above under “critical accounting policies” and Note 6 to our Consolidated Financial Statements above); (iv) a decrease in accounts receivable in the amount of $65,496; (v) an increase in LRM's inventory in the amount of $231,831; and (vi) the recognition of accrued interest in connection with certain notes payable to a former director and officer, which the Company is currently disputing.  See Note 13 to our Consolidated Financial Statements.

The Company has historically raised equity capital through the sale of common stock and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  The Company will consider funding future operations through further private placements and borrowings and from funds to be derived from future warrant or option exercise and product sales, product development agreements and licensing by LRM of the TPF ThermoPlastic Flowforming™ technology.  The Company is not aware of any recent trends or uncertainties that are likely to have a material effect on its liquidity.

Although the Company believes its current capital resources to be sufficient to meet the needs of its operations, no assurance can be given that demand for the Company's equity or debt instruments will be sufficient to meet its future capital needs, that financing will be available on terms favorable to the Company, if at all, or that operations will provide sufficient revenue.  If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a material adverse impact on the Company's financial condition or results of operations.  In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to, among other things: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives, including a merger or sale of the business.  To the extent that the Company raises additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company's existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether or not the Company's cash assets prove to be adequate to meet operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company's existing stockholders.

Subsequent Events

Subsequent to the period ended June 30, 2007, LRM entered into loan agreements, in connection with proceeds received from its joint venture partners, NCI and ECC, in the amount of $969,000, with respect to proceeds provided by NCI as of July 19, 2007, and in the amount of $1,109,000, with respect to proceeds provided by ECC as of July 23, 2007.  The proceeds were provided and secured in the form of demand promissory notes, with note agreements completed between the respective parties subsequent to the period ended June 30, 2007.  The note terms specify that interest accrue on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.  The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $1,500,000 for each partner.  Additionally, subsequent to the period ended June 30, 2007, the joint venture partners, NCI and ECC, also entered into an agreement, whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.

Subsequent to the period ended June 30, 2007, the Company completed a warrant exercise by issuing 710,000 shares of its common stock for an exercise dated August 1, 2007.  The warrants were exercised at $0.40 per share resulting in cash proceeds to the Company in an amount of $284,000.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in the section above titled “Contracts, Arrangements, Understandings or Relationships with NCI,” wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM, the joint venture, and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company dated as of May 15, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has been no change in the Company's internal control over financial reporting during the period covered by the Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 12, 2007, the Company filed a complaint seeking declaratory relief in the Supreme Court of the State of New York, County of New York, against John Notarianni, in connection with a claim by the Company that a common stock certificate held by Mr. Notarianni be ruled void by the Court, with the stock certificate in question subject to cancellation by Court order.  The Company is pursuing this action vigorously and believes that the outcome will not have a material adverse effect on the Company's business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 511,250 shares during the six months ended June 30, 2007, pursuant to exercises by warrant holders.  The exercise price of these warrants was $0.40 per share, resulting in cash proceeds to the Company of approximately $204,500.  The proceeds from sales of securities will be used, among other things, for working capital purposes and funding operations at the LRM joint venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5. OTHER INFORMATION

               Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2007.

Registrant      ENVIROKARE TECH, INC.

By: /s/      Louis F. Savelli

Name:     Louis F. Savelli
Title:       Chairman and Chief Executive Officer

By: /s/      George E. Kazantzis

Name:    George E. Kazantzis
Title:       President, Principal Financial Officer
                and Director