Form 10QSB
period 2007-09-30
ENVIROKARE TECH INC
filed 2007-11-13
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number: 000-26095

ENVIROKARE TECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0412549

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

641 Lexington Avenue, 14th Floor, New York, New York 10022

(Address of principal executive offices)

(212) 634-6333

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

Shares outstanding of the issuer's common stock:

Class	Outstanding at November 9, 2007
Common stock, $.001 par value	60,509,380 shares

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
Item 6. Exhibits

SIGNATURES

ITEM 1. FINANCIAL INFORMATION

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$153,457	$1,520,596
Restricted cash	7,666	7,666
Trading securities	2,286,810	2,510,089
Accounts receivable	230,145	90,233
Inventory	183,525	13,607
Deposits and retainers	34,117	58,417
Prepaid expenses	604,891	663,139

TOTAL CURRENT ASSETS	3,500,611	4,863,747

PROPERTY AND EQUIPMENT
Equipment	4,782,069	4,334,563
Leasehold improvements	159,856	135,477
Less accumulated depreciation	(132,618)	(75,642)

TOTAL PROPERTY AND EQUIPMENT	4,809,307	4,394,398

OTHER ASSETS
Prepaid expenses - long term	-	170,458
Patents, net	6,358,182	6,671,804

TOTAL OTHER ASSETS	6,358,182	6,842,262

TOTAL ASSETS	$14,668,100	$16,100,406

L I A B I L I T I E S & S T O C K H O L D E R S ' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$185,595	$442,198
Accrued interest	2,211,644	1,515,671
Deposits for stock purchase	-	433,000
Line of Credit	550,000	176,333
Loans payable, current portion	2,623,895	208,878
Notes payable, current portion	61,965	61,965

TOTAL CURRENT LIABILITIES	5,633,099	2,838,045

LONG-TERM LIABILITIES
Notes payable, net of current portion	7,584,770	9,138,648
Discount on notes payable - other	(89,207)	(217,574)

TOTAL LONG-TERM LIABILITIES	7,495,563	8,921,074

MINORITY INTEREST IN SUBSIDIARY	3,391,239	4,570,355

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 60,509,380 and 57,469,863 shares
issued and outstanding, respectively	60,510	57,470
Additional paid-in capital	25,644,826	24,471,710
Accumulated deficit	(27,557,137)	(24,758,250)

TOTAL STOCKHOLDERS' (DEFICIT)	(1,851,801)	(229,070)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$14,668,100	$16,100,406

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$255,880	$135,184	$352,173	$207,231

COST OF GOODS SOLD	(210,518)	(79,025)	(255,445)	(108,714)

GROSS PROFIT	45,362	56,159	96,728	98,517

E X P E N S E S
Consulting fees - related parties	-	126,850	-	990,730
Consulting fees - other	24,000	84,425	72,000	129,365
Board of directors fees	282,680	207,570	313,180	233,820
Rent	10,684	14,458	85,216	99,786
General and administrative	446,276	277,225	905,373	659,602
Depreciation and amortization	124,079	117,547	370,597	350,137
Professional fees	45,003	102,432	141,283	749,076
Research and development	17,189	136,570	51,647	345,804
Wages and salaries	533,877	173,365	1,172,326	609,600

TOTAL EXPENSES	1,483,788	1,240,442	3,111,622	4,167,920

LOSS FROM OPERATIONS	(1,438,426)	(1,184,283)	(3,014,894)	(4,069,404)

OTHER INCOME (EXPENSES)
Gain on exclusivity agreement	-	-	-	30,000
Other income	41,639	(10,274)	133,182	8,712
Unrealized loss on investments	(116,328)	-	(116,328)	-
Interest expense	(307,386)	(358,524)	(979,964)	(960,536)

TOTAL OTHER EXPENSE	(382,075)	(368,798)	(963,110)	(921,824)

LOSS BEFORE INCOME TAXES	(1,820,501)	(1,553,082)	(3,978,004)	(4,991,227)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	511,946	278,992	1,179,117	835,379

NET LOSS	$(1,308,558)	$(1,274,090)	$(2,798,887)	$(4,155,848)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.03)	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	60,479,845	45,777,913	59,662,806	45,293,120

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,798,887)	$(4,155,849)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(1,179,117)	(835,379)
Depreciation and amortization	370,597	350,137
Amortization of debt discount	128,367	(13,450)
Unrealized loss on investments	116,328	-
Common stockand options issued for consulting fees	277,680	805,725
Common stock issued for payment of expenses	-	151,169
Common stock issued for payment of wages	-	294,000
Changes in assets and liabilities:
Accounts receivable	(139,912)	218,303
Inventory	(169,918)	(173,541)
Deposits and retainers	24,300	27,758
Prepaid expenses	228,706	120,451
Accounts payable	(223,698)	469,691
Accrued compensation	(32,905)	1,420
Accrued interest payable	695,973	591,298
Gain on sale of property	-	30,000

Net cash used by operating activities	(2,702,486)	(2,118,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(352,619)	(1,931,502)
Leasehold improvements	(24,379)	(130,226)
Proceeds from sale of land and building	-	400,000

Net cash used in investing activities	(376,998)	(1,661,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(553,874)	(104,028)
Payment of capital equipment lease	-	(87,402)
Proceeds from borrowing	-	1,866,845
Proceeds from borrowing, related party	1,389,000	-
Proceeds from sale of common stock	936,551	219,752
Deposit for stock purchase	(433,000)	-
Proceeds from line of credit	373,667	-

Net cash provided by financing activities	1,712,344	1,895,167

Net increase (decrease) in cash (including restricted cash)	(1,367,139)	(1,884,828)

Cash and cash equivalents, beginning of period	1,528,262	2,193,604

Cash and cash equivalents, end of period	$161,123	$308,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$129,495	$136,482

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Equipment acquired via capital lease	$-	$208,004
Common stock issued for accrued compensation	$-	$-
Relocation costs	$395,547	$47,000
Accrued interest imputed on Note to merger entity shareholders	$2,077,870	$-
Receivable due to LRM (services in kind from Nova)	$515,255	$-
Stock issued in settlement of accounts payable	$-	$12,125

The accompanying condensed notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Envirokare Tech, Inc.'s (the "Company," "Envirokare," "we," "us" or "our") financial statements.  Accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company was incorporated in June 1998 under the laws of the State of Nevada.

During 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the TPF ThermoPlastic Flowforming™ process.  The Company utilized the license to design and develop early stage product prototypes, primarily applications within the materials handling industry.

Subsequent to obtaining licensing rights for the TPF ThermoPlastic Flowforming™ technology, in March 2005, the Company announced that it had executed a definitive merger agreement with the developer of the TPF ThermoPlastic Flowforming™ technology, in which Thermoplastic Composite Designs, Inc. ("TCD") merged with and into the Company's wholly owned subsidiary, Envirokare Composite Corp. ("ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which, in total, will amount to $15 million.

In March 2005, the Company also announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals Inc. ("NCI"), an indirect wholly owned subsidiary of Nova Chemicals Corp. ("Nova"), to create a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities which were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with NCI's interest treated as a minority interest.  The subsidiary is fully consolidated in the Company's financial statements.

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

All intercompany accounts and transactions have been eliminated in the consolidation.  The Company maintains its principal executive office in New York, New York.  The Company has elected a fiscal year-end of December 31.

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

Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share," requires the reporting of basic and diluted earnings (loss) per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been anti-dilutive.  Accordingly, the basic and diluted net loss per share amount is the same.

For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered anti-dilutive:

	September 30, 2007	December 31, 2006

Conventional convertible debt	1,244,444	1,169,444
Stock options	18,818,307	18,568,307
Warrants	9,592,856	14,684,106

Total outstanding dilutive securities	29,655,607	34,421,857

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

As shown in the accompanying financial statements, the Company has incurred a large accumulated deficit of $27,557,137, which includes a net loss of $1,308,558 and $2,798,877, for the three months and nine months ended September 30, 2007, respectively, and net losses of $1,274,090 and $4,155,850 for the three months and nine months ended September 30, 2006, respectively.  The Company also had a negative cash flow for each of the three month and nine months ended September 30, 2007 and September 30, 2006.  The Company had revenues of $255,880 and $352,173 for the three months and nine months ended September 30, 2007, respectively, and revenues of $135,184 and $207,231 for the three months and nine months ended September 30, 2006, respectively.

The change in revenues realized for the three months and nine months ended September 30, 2007 and the three months and nine months ended September 30, 2006 was not significant.  The low revenue numbers for the respective periods is primarily due to the relocation of operating facilities for LRM during 2006 and start up of commercial production, which occurred during the period ended September 30, 2007.  The Company, through its interest in the LRM joint venture, is currently marketing the TPF ThermoPlastic Flowforming™ technology which will, if successful, mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that it has sufficient cash on hand to fund its current operations through September 30, 2008.  Management plans to fund operations from sales of its debt and equity and cash on hand, in the near-term, and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming™ technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and nonreinforced thermoplastic composite, through its 50 percent interest in LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  We expect LRM to realize licensing fee revenues in the near future.  Our consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Marketable Securities

Following guidance from SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.  See Note 3.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from commercial production, research and development and product development activities.  Services contracts (i.e., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and administrative fees are billed upon contract approval.  Revenues recognized as earned from setup and administrative fees are amortized over the life of the contract.  Losses are recognized immediately.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.  All products manufactured for shipment are priced Freight On Board plant (e.g., F.O.B. LRM Industries).

Cost of Sales

Cost of sales consist of the cost of products sold, commissions, inbound shipping charges, net of freight recovered from customers and packaging supplies.

NOTE 3 - MARKETABLE SECURITIES

Following guidance from SFAS No. 115, the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."   For the nine months ended September 30, 2007, the Company's unrealized loss on marketable securities was $116,328.

As of September 30, 2007, the current portfolio of marketable trading securities is carried at fair market value at the balance sheet date.  The Company had no marketable trading securities for the three months and nine months ended September 30, 2006.  Marketable trading securities included in the current assets had costs of $ $2,403,138 for each of the three months and nines month ended September 30, 2007, respectively.

Interest received in amounts of $13,805 and $51,196, respectively, and cash dividends received in amounts of $27,207 and $66,978, respectively, were included in the determination of net income for the three months and nine months ended September 30, 2007, and these amounts are reflected in the cost of the marketable trading securities as of the three months and nine months ended September 30, 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  Equipment, including molds, is depreciated over its estimated useful life once placed in service.  During the year ended December 31, 2006, the Company determined that a beam mold valued at $16,000 was of no commercial value and expensed the value of this mold.  The costs included in the mold, which were expensed, are composed of design, machining, manufacturing and delivery costs.  None of the molds expensed during the year ended December 31, 2006 are carried in valuations of the Company's assets.  During the year ended December 31, 2006, the Company determined that office equipment valued at $16,406 was obsolete.  The equipment values and their associated accumulated depreciation values were written down from the Company's fixed asset accounts.  Depreciation expense for the three months and nine months ended September 30, 2007 and the year ended December 31, 2006 was $19,538, $56,975 and $52,326, respectively.

The following is a summary of the Company's equipment, leasehold improvements and related accumulated depreciation at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Office equipment	$ 84,988	$ 7,894
Equipment	4,697,081	4,326,669
Leasehold improvements	159,856	135,477

	4,941,925	4,470,040

Less: Accumulated depreciation	(132,618)	(75,642)

	$ 4,809,307	$ 4,394,398

NOTE 5 - INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later.  SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company has adopted SFAS No. 142.  Application of the nonamortization provision of SFAS No. 142 has resulted in no change to the Company's reported results of operations.

Intangible assets are tested for impairment on an annual basis.  At December 31, 2006, the Company has determined that the carrying value of its intangible assets is fully recoverable, as more fully described below.

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

During the nine months ended September 30, 2007, the United States Patent and Trademark Office issued a patent to LRM supporting the case of a patent filing, which contained product by process claims covering fiber length retention and additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.

NOTE 6 - CONVERTIBLE DEBENTURES, CONVENTIONAL CONVERTIBLE DEBENTURES AND
                   NOTES PAYABLE TO SHAREHOLDERS

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

The fair value ascribed for the beneficial conversion feature on the loan principal, in an amount of $500,000 and representing a conversion to acquire up to 1,111,111 shares of the Company's common stock, is $0.206 per share.  With respect to the conversion of accrued interest due on the loan principal, the fair value ascribed for the beneficial conversion feature, for the periods ended September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, was $0.077, $0.193, $0.183, $0.259, $0.337 and $0.206 per share for the respective periods, and represents a conversion right to acquire up to 25,000 shares and 133,333 shares, respectively, of the Company's common stock for the three months and nine months ending September 30, 2007.  This beneficial conversion feature is fully exercisable for up to two years from the date of the note.  The Company used the assumptions of a 9% interest rate, volatility of 63.94% and a period ranging from 229 days to 730 days to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued, for the three months and nine months ended September 30, 2007.  The Company used the assumptions of a 9% interest rate, volatility of 74.66% and a two-year period to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of principal debt and for conversion of interest accrued, for the year ended December 31, 2006.  The calculated fair value of the beneficial conversion feature on the note was $228,889 as of both September 30, 2007 and December 31, 2006.  The beneficial conversion value of the accrued interest was $1,925 and $11,335, with respect to the three months and nine months ended September 30, 2007, respectively, and $16,612 for the year ended December 31, 2006.  These amounts have been recorded as a discount on the debt issued and are being amortized over the life of the note.  During the three months and nine months ended September 30, 2007 and the year ended December 31, 2006, the Company has amortized the discount on debt for the note and conversion feature on the accrued interest, in the respective amounts of $20,169, $79,702 and $87,927, respectively.  The accumulated amortization for the discount on debt relating to this promissory note, including the conversion feature on the accrued interest, for the nine months ended September 30, 2007 and the year ended December 31, 2006 was $167,629 and $87,927, respectively.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  During the three months and nine months ended September 30, 2007 and the year ended December 31, 2006, the Company had accrued interest on the loan payable in the amount of $11,250, $33,750 and $26,250, respectively.  The Company has pledged its interest in LRM as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM is considered by the Company as an off-balance sheet arrangement.  See Note 7 and Note 12.

Note Payable to Shareholders

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a former Company director.   The Company paid this note, including accrued interest, in full, during the year ended December 31, 2006.

NOTE 7 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at September 30, 2007 and December 31, 2006, is as follows:

	September 30, 2007	December 31, 2006

Note payable, interest payable at 9%,	$ 500,000	$ 500,000
loan maturing in May 2008 (see Note 6 and Note 12)

Note payable, interest accrued at 10%, payable at an	61,965	61,965
undetermined date, uncollateralized

Loan agreements at SunTrust Bank, maturing at	434,422	508,294
various dates in 2006, 2007, and 2010,
collateralized by equipment

Line of credit at SunTrust Bank, revolving	550,000	176,333
debt, monthly interest at LIBOR plus 1.25%, payments commenced May 2007

Loan agreements at SunTrust Bank, monthly	2,219,677	2,682,024
interest at LIBOR plus 1.25% to 2%, maturing in 2011, collateralized by Nova guarantees

Note payable by LRM to NCI,	1,389,000	-
uncollateralized demand loan with no maturity (Note 10)

Note payable to TCD shareholders (Net Present Value),	7,735,078	7,096,402
12% discount rate, maturing at various dates until 2013* Note value includes accrued interest payable*

Less: Current portion	(3,227,504)	(1,047,176)

	$ 9,662,638	$ 9,977,842

* Net present value of Note payable to TCD shareholders was calculated initially as $5,657,208, as of March 10, 2005 and is calculated as $7,735,078, as of September 30, 2007, after inclusion of accrued interest on the note payable.  Accrued interest for the three months and nine months ended September 30, 2007 and the year ended December 31, 2006 was $212,892, $638,676 and $760,329, respectively, which amounts have been added to the respective three-month, nine-month and year-end balances of the Note payable, respectively.

Loan maturities for each of the five years following December 31, 2006 are as follows:

2007	$ 1,639,322
2008	3,806,854
2009	756,854
2010	657,589
2011	3,284,838

$ 10,145,457

During the nine months ended September 30, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amount of $1,389,000, or $2,778,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during the nine months ended September 30, 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25% compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $1,500,000 for each partner.  Additionally, during the period ended September 30, 2007, the joint venture partners, NCI and ECC, also entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the consolidated financial statements.  As of September 30, 2007, the note amount of $1,407,073 (including interest) due to NCI has been included in the above table as maturing in 2007.  See Note 6 and Note 10.

During the year ended December 31, 2006, LRM entered into three loan agreements with SunTrust Bank that provide for borrowings of up to $2.24 million and $560,000 and a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in its Rockledge, Florida facility.  These loan agreements provide for interest at the rate of LIBOR plus 2%, LIBOR plus 1.25% and LIBOR plus 1.25%, respectively, with interest payments having commenced in July 2006 and principal repayments having commenced in November 2006 with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility provides funds in the form of a revolving master borrowing loan, or line of credit, with interest currently due and payable on the loan principal amount.  Interest on this revolving master loan is calculated at a rate of 6.57% per annum, calculated monthly based on the outstanding loan balance at that time.  For the nine months ended September 30, 2007, the $2.24 million and $560,000 loans and $550,000 revolving master borrowing loan described herein were fully drawn against by LRM, and these amounts and remaining balances are reflected in the respective loan agreements and line of credit disclosures in the above table.  Repayment on the $2.24 million and $560,000 loan facilities commenced during November 2006, with no repayment on the line of credit having commenced during the nine months ended September 30, 2007.  The balance owing on the line of credit as of September 30, 2007 was $550,000.  The balance remaining on the $2.24 million and $560,000 loan facilities as of September 30, 2007 was $1,800,000 and $450,000, respectively, totaling $2,250,000 in the aggregate.

Additionally, during the years ended December 31, 2006 and 2005, LRM secured two loans for purposes of acquiring key components of production line equipment.  During the nine months ended September 30, 2007 and the year ended December 31, 2006, these equipment loan agreements held by SunTrust Bank are valued at $434,422 and $508,294, respectively, and LRM recorded the equipment in its property, plant and equipment upon delivery, during the year ended December 31, 2006.  LRM makes monthly payments on these loan obligations, in amounts of $8,024 and $5,047, respectively, for agreements that have five-year terms, with payments that commenced in January 2006.  For the three months and nine months ended September 30, 2007 and the year ended December 31, 2006, at each period, the Company shows the remaining cash received from this financing, including interest, in an amount of $7,666 as restricted cash on its consolidated balance sheet.

NOTE 8 - COMMON STOCK

The Company issued 1,235,350 shares during the nine months ended September 30, 2007, pursuant to exercises by warrant holders.  Additionally, during the three months ended March 31, 2007, the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  The exercise price of these warrants ranged from $0.24 per share to $0.40 per share, resulting in cash proceeds to the Company of approximately $927,140.  See Note 10.

Stock Repurchase Program

Subsequent to the period ended September 30, 2007, the Company announced that its Board of Directors had approved  and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding common stock during the next two years of  up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the two-year share repurchase period will expire on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 of the SEC under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company intends to fund all repurchases with its available cash on hand and all shares of common stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  See Note 13.

NOTE 9 - STOCK OPTIONS AND WARRANTS

SFAS No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments.  The Company adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with SFAS No. 123, the fair value of stock options and warrants granted were estimated using the Black-Scholes option price calculation.  In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123(R)").  This statement replaces SFAS No. 123, and supersedes Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) establishes standards for the accounting for stock-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123(R) covers a wide range of stock-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company believes that SFAS No. 123(R) has not had a material impact on its financial condition and results of operations during the nine months ended September 30, 2007.

The following assumptions were made to value the stock options and warrants for the three months and nine months ended September 30, 2007: risk-free interest rate of 9% per annum, volatility of 63.94% and terms ranging from one to ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2006: risk-free interest rate of 8% to 9% per annum, volatility of 74.66% and terms ranging from two to ten years.

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

The Company filed a Registration Statement on Form S-8 under the Securities Act with the SEC in March 2000 to register 1,150,000 shares (2,300,000 shares as adjusted for the stock split) of common stock authorized for issuance under the Plan.  In September 2000, the Company filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, to register the remaining 1,700,000 shares under the Securities Act.

Summarized information about stock options outstanding and exercisable at September 30, 2007 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$ 0.230	5,336,623	6.11	$ 0.230	5,336,623	$ 0.230
0.575	250,000	2.00	0.575	250,000	0.575
0.600	675,000	8.90	0.600	525,000	0.600
0.640	500,000	9.01	0.640	500,000	0.600
0.750	600,000	7.98	0.750	600,000	0.750
0.940	1,300,000	0.40	0.940	1,300,000	0.940
0.965	9,906,684	7.58	0.965	7,406,684	0.965

$ 0.230 - 0.965	18,568,307	6.68	$ 0.720	15,918,307	$ 0.680

Equity Compensation Plan Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Stock Option Plan	250,000	$ 0.575	2,798,570

Following is a summary of the Company's stock option activity during the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	17,414,449	$ 0.680

Exercised	(971,142)	0.330
Expired	(250,000)	0.400
Granted	675,000	0.600
Granted	500,000	0.640
Granted	1,200,000	0.965

Options outstanding at December 31, 2006	18,568,307	$ 0.720

Options outstanding at September 30, 2007	18,568,307	$ 0.720

The fair value ascribed for options not vested is $1,798,890 for the nine months ended September 30, 2007 and for the year ended December 31, 2006.  These options vest under varying conditions and at varying times up through December 31, 2008, as more fully discussed below.

During the year ended December 31, 2006, the Company granted 500,000 options to Louis Savelli, the Company's Chairman and Chief Executive Officer, 300,000 options to Paul Gillease, a board member, and 250,000 options to George Kazantzis, President, Chief Operating Officer and a board member, and 125,000 options to a consultant at a strike price of $0.64 per share (with respect to Mr. Savelli) and $0.60 per share (with respect to Mr. Gillease, Mr. Kazantzis and the consultant).  Of these grants, an option to purchase 300,000 shares granted to Mr. Gillease vested one-half during the nine months ended September 30, 2007, with one-half vesting two years after the date of issuance, provided that the board member remains in such capacity with the Company.  Due to the vesting criteria established for this board member, during the nine months ended September 30, 2007, the Company recognized one-half of the fair value of the option grant, in an amount of $76,110, and recorded this amount as compensation expense.  The Company will not recognize one-half of the fair value ascribed to this compensation, in an amount of $76,110, until such time as the options vest.   The assumptions used to calculate the fair value of these options are a risk-free interest rate of 8% per annum, volatility of 74.66% and a term of ten years.

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

The weighted average fair market value of stock options granted for the respective nine months ended September 30, 2007 and the year ended December 31, 2006 was $0.72 per share.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the nine months ended September 30, 2007 and the year ended December 31, 2006 is as follows:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Balance, December 31, 2005	16,816,250	$0.20-$0.75	$0.37	1/06-11/08

Grant of warrants	7,642,856	$0.63	$0.63	10/10
Exercise of warrants	(6,413,000)	$0.20-$0.50	$0.24	1/06-11/08
Expiration of warrants	(3,362,000)	$0.40-$0.75	$0.55	1/06-05/06

Balance, December 31, 2006	14,684,106	$0.40-$0.75	$0.52	3/07-10/10

Exercise of warrants	(1,235,350)	$0.40	$0.10	3/07-8/07
Expiration of warrants	(3,855,900)	$0.40	$0.10	3/07-8/07

Balance, September 30, 2007	9,592,856	$0.40-$0.63	$0.58	8/07-10/10

The Company issued 1,235,350 shares during the nine months ended September 30, 2007 pursuant to exercises by warrant holders.  Additionally, during the months ended March 31, 2007 the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  See Note 8.

NOTE 10 - RELATED PARTIES

During the nine months ended September 30, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amount of $1,389,000, or $2,778,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during the three months ended September 30, 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25% compounded quarterly, until paid.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the consolidated financial statements.  The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $1,500,000 for each partner.  Additionally, during the nine months ended September 30, 2007, the joint venture partners, NCI and ECC, also entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  See Note 7.

During the year ended December 31, 2005, as discussed in Note 9 above, option grants to acquire 2,500,000 shares were issued by the Company to management team members subject to vesting criteria, which were not met as of the nine months ended September 30, 2007.  Additionally, during the year ended December 31, 2005, as discussed in Note 9 above, option grants to acquire 300,000 shares were issued to Company directors subject to vesting criteria, which were met during the nine months ended September 30, 2007, and the fair value of these option grants were recognized as a compensation expense during the three months ended September 30, 2007.

NOTE 11 - INCOME TAXES

At September 30, 2007, the Company had net deferred tax assets of approximately $4,850,000, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using a combined state and federal tax rate of 39.5%.  Because the Company's management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2007.

The significant components of the deferred tax asset at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Net operating loss carryforward	$ 12,300,000	$ 11,650,000

Deferred tax asset	$ 4,850,000	$ 4,600,000

Deferred tax asset valuation allowance	$ (4,850,000)	$ (4,600,000)

At September 30, 2007, the Company had net operating loss carryforwards of approximately $12,300,000, which expire in the years 2018 through 2026.  The change in the allowance account from December 31, 2006 to September 30, 2007 is equal to $250,000.

The Company recognized losses of $0 and $1,070,725 from the issuance of stock options during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively, which were not deductible for tax purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 6 above under "conventional convertible debenture," as well as Part I, Item 2 of this Quarterly Report on Form 10-QSB, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company, dated as of May 15, 2006.   See Note 6 and Note 7.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments were $4,542 per month, with additional charges for common area services.  The lease payment included a provision for certain specific telephone and secretarial services.  During the period ended June 30, 2007, the Company extended its New York office lease, until July 1, 2007, with lease renewal available to the Company on an annual basis commencing in July of each year, until July 2010, subject to an inflationary lease payment adjustment.  The Company renewed the lease for one year on July 1, 2007.  Commencing April 2007, lease payments are $3,800 per month, with additional charges for common area services.  The security deposit for the leased facilities is $7,800.  Total payments under the lease for the three months and nine months ended September 30, 2007 and the year ended December 31, 2006 were $11,400, $36,426 and $54,504, respectively.

Future annual minimum operating lease payments for the terms of the New York lease agreements for the remaining three months of 2007and for the year ending December 31, 2008 are as follows:

New York Office

2007	$ 11,850
2008	$ 47,660

During the year ended December 31, 2006, LRM relocated its operations to a facility in Rockledge, Florida, and LRM leased these facilities.  The five-year lease agreement provides for monthly rents of $11,667, with a deposit in an amount of $20,000 held by the lessor.  Additionally, the lease may be extended for an additional five-year term, in which an incremental lease payment increase is provided for in the renewable lease term.  Future annual minimum operating lease payments for the terms of the Rockledge lease agreement for the remaining three months of 2007 and for the years ending December 31, 2008 through December 31, 2011 are as follows:

Rockledge Facility

2007	$ 35,001
2008	$ 140,004
2009	$ 140,004
2010	$ 140,004
2011	$ 5,834

Litigation

On June 12, 2007, the Company filed a complaint seeking declaratory relief in the Supreme Court of the State of New York, County of New York against John Notarianni, in connection with a claim by the Company that a common stock certificate held by Mr. Notarianni be ruled void by the court, with the stock certificate in question subject to cancellation by court order.  The share certificate in question represents 633,333 shares of common stock of the Company.  In the event that Mr. Notarianni is successful in his defense of the action brought against him by the Company, he will be able to retain possession of the stock certificate in question.  The Company is pursuing this claim vigorously and believes that the outcome will not have a material adverse effect on the Company's business or results of operations.

NOTE 13 – SUBSEQUENT EVENT

Subsequent to the period ended September 30, 2007, the Company announced that its Board of Directors had approved  and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding Common Stock during the next two years of  up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the two-year share repurchase period will expire on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 of the Securities and Exchange Commission under the Exchange Act.  The Company intends to fund all repurchases with its available cash on hand and all shares of Common Stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  See Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion of our business should be read together with our financial statements and related notes appearing elsewhere in this report.  This Quarterly Report on Form 10-QSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we rely on the "safe harbor" provisions in those laws.  Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all such forward-looking statements.  The forward-looking statements in this report reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including specifically, the absence of significant revenues and financial resources, no guarantee that the development of technology can be successfully completed or that its completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate.  In this report, the words "anticipates," "believes," "future," "will" and similar expressions identify certain of the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Business Development

The Merger

Since March 3, 2005, the business of Envirokare Tech, Inc. ("Envirokare," the "Company," "we," "us" or "our")    has been, and it is expected that it will continue to be, principally conducted through its wholly owned subsidiary Envirokare Composite Corp. ("ECC") and ECC's interest in the joint venture company, LRM Industries, LLC ("LRM").  On March 3, 2005, the Company, together with ECC, Thermoplastic Composite Designs, Inc. ("TCD") and the TCD shareholders, Dale Polk Jr. & Dale Polk Sr., terminated their prior merger and related agreements and simultaneously therewith entered into a new merger agreement as a result of which, among other things:

                (a)           ECC acquired from TCD all of its assets and agreed to pay the TCD shareholders merger consideration equal to $15 million, of which $2.5 million was paid at the time of the acquisition and $2 million was payable not later than January 31, 2009, $3 million payable not later than January 31, 2012 and $7.5 million payable not later than January 31, 2013 plus, commencing in 2013, contingent consideration equal to 1% of: (i) the annual net income of LRM;  (ii) the net proceeds derived by: (x) the members from any sale of their interests in the LRM; (y) LRM from any sale of less than a majority of its equity or assets; and (z) the sale by ECC of any part of its interest in LRM;

                (b)           TCD merged into ECC, with ECC becoming the surviving company; and

                (c)           ECC entered into a joint venture agreement with Nova Chemicals, Inc ("NCI"), pursuant to which their equally owned joint venture company LRM acquired from ECC all of ECC's assets acquired in the merger with TCD, with the exception of the former TCD operating plant and land, and agreed to pay and assume payment of the merger consideration described in (a) above.

The Business

LRM's business focuses on the use of TPF ThermoPlastic Flowforming™ process technology in the production of thermoplastic and composite large molded products for third parties and for LRM proprietary product sales.  LRM has also developed a second process technology, which is complimentary to the TPF Thermoplastic Flowforming™ technology.  This recently developed technology is a more efficient method of producing large thermoformed parts.  LRM intends to license its thermoforming process technologies to potential domestic and international licensees in industries where licensing activity will not adversely impact LRM's primary production business.  LRM will engage in facilitating business activities, including development projects and government contracts, where these activities will enhance the core production business by generating additional significant revenue opportunities.  LRM will also recognize revenues through toll production (i.e., thermoformimg products on behalf of customers using LRM's proprietary patent pending process technologies) and proprietary product sales, licensing, customer-funded development projects and government contracts.

As of the fiscal year ended December 31, 2006, three TPF ThermoPlastic Flowforming™ process patents had been issued by the United States Patent and Trademark Office (the "PTO").  Additional patent filings that relate to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  During the current fiscal year ending December 31, 2007, the PTO has issued an additional patent to LRM.  The patent was issued for product by process claims covering fiber length retention as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.

Critical Accounting Policies

We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

Cash and Marketable Securities

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The other account, as discussed in following paragraph, consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which is insured.  At September 30, 2007, the Company's cash balances and marketable securities included $2,403,138 that was not federally insured.

Following guidance from SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.

Outstanding Dilutive Securities

The Company currently reports stock options and warrants issued under the rules of SFAS No. 123 (revised 2004), "Share-Based Payments," ("SFAS 123(R)").  The Company does not expect an impact on its overall results from operations and financial position from adopting the provisions as provided for under SFAS No. 123(R).

In accordance with Emerging Issues Task Force ("EITF") 00-27, "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments," the Company initially allocates proceeds received from convertible notes and securities to warrants granted to the note holders.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders' equity.  The discounts are amortized over the life of the notes.

Following guidance from EITF 98-5, "Accounting for Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios," and EITF 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the note and the fair market value at the date of the draw-down on the note.  The Company and a beneficial holder of Company securities, NCI, entered into a loan agreement on May 15, 2006, which loan contained a beneficial conversion feature.  The Company accounts for this loan in accordance with EITF 98-5 and EITF 00-27, as discussed above.

Pursuant to SFAS No. 123, "Accounting for Stock Based Compensation," SFAS 123(R), EITF 98-5 and EITF 00-27, the Company has and presently makes valuation determinations of options, warrants and conventional convertible debt.  These valuations are reviewed and revalued, where necessary, each fiscal year.  Adjustments, if required, are made to the Company's records to reflect valuation changes that are made.

For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered anti-dilutive:

	September 30, 2007	December 31, 2006

Conventional convertible debt	1,244,444	1,169,444
Stock options	18,818,307	18,568,307
Warrants	9,592,856	14,684,106

Total outstanding dilutive securities	29,655,607	34,421,857

The following assumptions were made to value conventional convertible debt, stock options and warrants for the nine months ended September 30, 2007: risk-free interest rate of 9% per annum, volatility of 63.94%, and terms ranging from 229 days to ten years.  The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2006: risk-free interest rate of 8% to 9% per annum, volatility of 74.66%, and terms ranging from two to ten years.

A detailed discussion regarding issued and outstanding and exercisable issued and outstanding stock options and purchase warrants is provided in Note 9 to our Consolidated Financial Statements and, with respect to conventional convertible debt, Note 6 to our Consolidated Financial Statements, which are found in Item 1 above.

Patents

In March 2005, the Company announced that it had executed a definitive merger agreement pursuant to which TCD merged with and into the Company's wholly owned subsidiary, ECC.  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset was $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12% in ascribing the value to the intangible asset obtained.  The Company continues to conduct impairment valuations on all material corporate assets, to determine that no other reasons exist which would require an adjustment to the valuations carried on the Company's books.

Reclassification

The Company reclassified its "stock options and warrants" account and merged that account into its "additional paid-in capital" account during the fiscal year ended December 31, 2006.  Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from commercial production, research and development and product development activities.  Services contracts (i.e., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and administrative fees are billed upon contract approval.  Revenues recognized as earned from setup and administrative fees are amortized over the life of the contract.  Losses are recognized immediately.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.  All products manufactured for shipment are priced Freight On Board plant (e.g., F.O.B. LRM Industries).

Cost of Sales

Cost of sales consist of the cost of products sold, commissions, inbound shipping charges, net of freight recovered from customers and packaging supplies.

Financial Position

As of September 30, 2007, the Company had a cash balance of $2,447,933, compared to a cash balance of $4,038,351 as of December 31, 2006.  The decrease in cash was primarily due to funds utilized to support operations at LRM and the Company, including partial debt repayment by LRM during the nine months ended September 30 2007, but was partially offset during the same period by an increase in funds raised by LRM as a result of drawing $373,667 under its line of credit and receipt of deposits for stock purchases by the Company.

Accounts receivable increased during the nine months ended September 30, 2007 to $230,145 as compared to $202,982 and $90,233 at September 30, 2006 and December 31, 2006, respectively.  The increase in accounts receivable is primarily due to the commencement of production operations at LRM during the nine months ended September 30, 2007.

LRM arranged debt financing during fiscal 2006 of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.   As of September 30, 2007, the balance on these loan facilities is, in the aggregate, $2,716,677.  During the nine months ended September 30, 2007, principal repayment on the outstanding loans was made in the amount of $450,000 in addition to payouts on accounts payable, which resulted in a decrease in accounts payable of approximately $223,698.  LRM also borrowed $1,389,000 from each of ECC and NCI, or $2,778,000 in the aggregate, during the nine months ended September 30, 2007.  The respective borrowings are in the form of demand promissory notes, each of which accrue interest at an interest rate of 8.25% compounded quarterly until paid.  The funds were utilized to (i) hire additional employees to facilitate start-up production at LRM, (ii) acquire additional equipment for the LRM plant and (iii) purchase raw materials.  The Company reported $185,595 in accounts payable as of September 30, 2007, as compared to $786,591 and $442,198 at September 30, 2006 and December 31, 2006, respectively.

As of September 30, 2007, the Company reported equipment in the amount of $4,782,069, compared to equipment in the amount of $4,334,563 as of December 31, 2006.  The increase in equipment is due to an amount of $447,506 that was expended by LRM to acquire operating equipment and to build various components required for the production lines for its new operating facility in Rockledge, Florida.  In addition, during the nine months ended September 30, 2007, LRM reported an increase in leasehold improvements to the Rockledge facility in an amount of $24,406, for an aggregate leasehold improvement amount of $159,856, as compared to $135,477 in leasehold improvements reported as of December 31, 2006.

In 2005, LRM determined that in order to meet anticipated production requests from customers during fiscal 2006, addition al production and operating equipment would be required.  Subsequently, LRM contracted to acquire a new custom manufactured press.  LRM received delivery of the new press during the year ended December 31, 2006.  The cost of the press was approximately $392,000, for which LRM procured a capital lease.  Additionally, a raw material accumulator was acquired by way of a capital lease in an amount of $202,896.  LRM entered into agreements to acquire additional production equipment during the year ended December 31, 2006, including two 1,500-ton presses and two six-inch in-line extruders.  LRM is required to make aggregate payments of approximately $13,000 per month on these capital leases, with lease terms extending into fiscal 2011.  As of  September 30, 2007, the balance owing on the capital lease accounts, in the aggregate, was $434,422.

As of September 30, 2007, the net patent value was $6,358,182, compared to $6,671,804 as of December 31, 2006.  The decrease in patent value is due to amortization recognized during the nine months ended September 30, 2007 in an amount of $313,622.

As of September 30, 2007 and December 31, 2006, the Company has accrued interest payable on promissory notes due of $114,862 and $76,478, respectively, of which $54,862 is currently the subject of a legal dispute initiated during May 2000.  The Company also imputes interest payable on a note due to former TCD shareholders, with the imputed interest calculation based on the net present value of the note payable, in an amount of $5,657,208, as established in March 2005.  As of September 30, 2007, the accrued interest on this note is $2,077,870 as compared to accrued interest on the note payable in an amount of $1,439,194 for the fiscal year ended December 31, 2006.

Results of Operations

The Company reported revenues for the three months and nine months ended September 30, 2007 in the amounts of $255,880 and $352,173, respectively, compared with revenues of $135,184 and $207,231, respectively, for the three months and nine months ended September 30, 2006.  The Company reported gross profits of $45,362 and $96,728 for the three months and nine months ended September 30, 2007, respectively, as compared to gross profits of $56,159 and $98,517, respectively, for the three months and nine months ended September 30, 2006.  Revenues decreased marginally during the three months and nine months ended September 30, 2007 because LRM received its initial commercial production orders and commenced production to fill those orders during the three months ended September 30, 2007.

Total expenses reported by the Company for the three months ended September 30, 2007 was $1,483,788 compared to $1,240,443 for the three months ended September 30, 2006.  The increase in expenses for the three months ended September 30, 2007 was primarily due to increased operations activity, as LRM commenced production on its initial orders during the three months ended September 30, 2007.  The Company also recognized amortization of interest expense on a note payable to former TCD shareholders of $212,892 for the three months ended September 30, 2007, as compared to recorded interest expense of $190,082 for the three months ended September 30, 2006.

Total expenses reported by the Company for the nine months ended September 30, 2007 was $3,111,622, compared to $4,167,921 for the nine months ended September 30, 2006.  The decrease in expenses for the nine months ended September 30, 2007 was primarily due to a lower charge to earnings for issuance of stock options during the nine months ended September 30, 2007, compared to the charge to earnings for stock options issued during the nine months ended September 30, 2006.  The Company also recognized amortization of interest expense on a note payable to former TCD shareholders of $638,676 for the nine months ended September 30, 2007, as compared to recorded interest expense of $380,164 for the nine months ended September 30, 2006.

The Company recorded a loss from operations of $1,438,426 for the three months ended September 30, 2007, compared to a loss from operations of $1,184,283 for the three months ended September 30, 2006.  Additionally, the Company recorded a loss from operations of $3,014,894 for the nine months ended September 30, 2007, compared to a loss from operations of $4,069,404 for the nine months ended September 30, 2006.

The Company recorded a net loss of $1,308,558 for the three months ended September 30, 2007, compared to a net loss of $1,274,090 for the three months ended September 30, 2006.  Additionally, the Company recorded a net loss of $2,798,887 for the nine months ended September 30, 2007, compared to a net loss of $4,155,850 for the nine months ended September 30, 2006.The recognized net loss for the respective periods was largely due to LRM's inability to operate at normal capacity as a result of the relocation of its operating facilities.  As previously stated, LRM commenced full-time production activities during the three months ended September 30, 2007.

Liquidity and Capital Resources

During the three months and nine months ended September 30, 2007, the Company realized $289,640 and $927,140, respectively, from the exercise of warrants and completion of warrant exercises initiated during December 2006.  During the year ended December 31, 2006, the Company raised $4,663,832 from a private placement offering of its securities and an additional $269,752 from the exercise of stock options and warrants.  As of September 30, 2007, the Company had a cash balance of $2,564,261, which includes cash balances of LRM in the amount of $57,904, of which $7,666 is restricted.  LRM was initially capitalized with a $2,500,000 contribution in cash and $1,000,000 in services to be provided by NCI.  As of September 30, 2007, the balance of services to be provided by NCI to LRM is $515,255.

The significant changes in assets and payables during the three months and nine months ended September 30, 2007 were primarily due to: (i) the increase in accrued interest in the amount of $698,676 resulting from the imputation of interest payable on the net present value of the note payable to TCD shareholders in connection with the acquisition of TCD and the accrued interest due to NCI on a promissory note payable; (ii) the acquisition of additional operating equipment by LRM in an amount of $440,811; (iii) a change in the net patent value, as a result of amortization of the patent value in an amount of $313,662 (see Note 5 to our Consolidated Financial Statements); (iv) an increase in accounts receivable of $139,912; (v) an increase in LRM's inventory of $169,918; (vi) reduction of in-kind services asset provided by NCI to LRM of $255,203, and (vii) the recognition of accrued interest in connection with certain notes payable to Mr. Morel, a former director and officer, which the Company is currently disputing (The legal action in connection with this dispute was brought against the Company during 2000, and is more fully described and incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006, which Report was filed with the S.E.C. on April 2, 2007).

The Company has incurred a large accumulated deficit of $27,557,137 for the three months and nine months ended September 30, 2007, respectively.  The Company has historically raised equity capital through the sale of common stock and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  The Company will consider funding future operations through further private placements and borrowings and from funds to be derived from future warrant or option exercise and product sales, product development agreements and licensing by LRM of the TPF ThermoPlastic Flowforming™ and other developed thermoforming process technologies.

Although the Company believes its current capital resources to be sufficient to meet the needs of its operations, no assurance can be given that demand for the Company's equity or debt instruments will be sufficient to meet its future capital needs, that financing will be available on terms favorable to the Company, if at all, or that operations will provide sufficient revenue.  If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a material adverse impact on the Company's financial condition or results of operations.  In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to, among other things: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives, including a merger or sale of the business.  To the extent that the Company raises additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company's existing shareholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether or not the Company's cash assets prove to be adequate to meet operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company's existing shareholders.

Subsequent Event

Subsequent to the period ended September 30, 2007, the Company announced that its Board of Directors had approved and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding common stock during the next two years of  up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the two-year share repurchase period will expire on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 of the SEC under the Exchange Act.  The Company intends to fund all repurchases with its available cash on hand and all shares of common stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  See Note 8 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 6 to the Consolidated Financial Statements, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company dated as of May 15, 2006.  The Company has no other off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has been no change in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously discussed in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007,on June 12, 2007, the Company filed a complaint seeking declaratory relief in the Supreme Court of the State of New York, County of New York, against John Notarianni, in connection with a claim by the Company that a common stock certificate held by Mr. Notarianni be ruled void by the Court, with the stock certificate in question subject to cancellation by Court order.  The share certificate in question represents 633,333 shares of common stock of the Company.  In the event that Mr. Notarianni is successful in his defense of the action brought against him by the Company, he will be able to retain possession of the stock certificate in question.  The Company is pursuing this action vigorously and believes that the outcome will not have a material adverse effect on the Company's business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to exercises by warrant holders, on August 1, 2007, the Company issued 724,100 shares of its common stock during the three months ended September 30, 2007.  The exercise price of these warrants was $0.40 per share, resulting in cash proceeds to the Company of approximately $289,640.  The securities were sold pursuant to an exemption under Rule 506 of the Securities Act.   See Note 8 to the Consolidated Financial Statements above in Part I, Item 1 of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.  The proceeds from sales of securities will be used for, among other things, working capital purposes and funding operations at the LRM joint venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5. OTHER INFORMATION

               Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1	Revolving Demand Promissory Note between Envirokare Composite Corp. and LRM Industries, LLC, dated July 19, 2007, filed herewith.
10.2	Revolving Demand Promissory Note between Nova Chemicals Inc. and LRM Industries, LLC, dated July 19, 2007, filed herewith.
10.3	Agreement between Nova Chemicals Inc. and Envirokare Composite Corp., dated July 19, 2007, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

Registrant      ENVIROKARE TECH, INC.

By: /s/      Louis F. Savelli

Name:     Louis F. Savelli
Title:       Chairman and Chief Executive Officer

By: /s/      George E. Kazantzis

Name:     George E. Kazantzis
Title:       President, Principal Financial Officer
                and Director