Form 10KSB
period 2007-12-31
ENVIROKARE TECH INC
filed 2008-03-31
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Address of principal executive offices, with zip code)

(212) 634-6333

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

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

YES [  ]  NO [X]

For the fiscal year ended December 31, 2007, the issuer had revenues of $775,807.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price ($0.50 per share) of such common equity, as of February 12, 2008 is $13,397,526.

Shares outstanding of the issuer's common stock:

Class	Outstanding at March 15, 2008
Common stock, $.001 par value	60,758,754 shares

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and we rely on the "safe harbor" provisions in those laws.  Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all such forward-looking statements.  The forward-looking statements in this report reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, specifically, the absence of significant revenues and financial resources, no guarantee that the development of technology can be successfully completed or that its completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate.  In this report, the words "anticipates," "believes," "future," "will" and similar expressions identify certain forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Incorporation

Envirokare Tech, Inc. ("Envirokare," the "Company," "we," "us" or "our"), a Nevada corporation, was incorporated on June 15, 1998.

The Merger

Since March 3, 2005, the business of Envirokare has been, and it is expected that it will continue to be, principally conducted through its wholly owned subsidiary, Envirokare Composite Corp. ("ECC"), and ECC's interest in the joint venture company, LRM Industries, LLC ("LRM").  On March 3, 2005, the Company, together with ECC, Thermoplastic Composite Designs, Inc. ("TCD") and the TCD shareholders, Dale Polk Jr. & Dale Polk Sr., terminated their prior merger and related agreements and simultaneously therewith entered into a new merger agreement (the "Merger") as a result of which, among other things:

                (a)           ECC acquired from TCD all of its assets and agreed to pay the TCD shareholders merger consideration equal to $15 million, of which $2.5 million was paid at the time of the acquisition and $2 million is payable not later than January 31, 2009, $3 million is payable not later than January 31, 2012 and $7.5 million is payable not later than January 31, 2013 plus, commencing in 2013, contingent consideration equal to 1 percent of: (1) any annual net income of LRM; or, in the event of a sale of the majority of the equity in or assets of LRM to an unaffiliated third party of LRM (2) 1 percent of any net proceeds derived by: (x) the members from any sale of their interests in LRM; (y) LRM from any sale of less than a majority of its equity or assets; and (z) the sale by ECC of any part of its interest in LRM;

                (b)           TCD merged into ECC, with ECC becoming the surviving company; and

                (c)           ECC entered into a joint venture agreement with Nova Chemicals, Inc ("NCI"), an indirect wholly owned subsidiary of Nova Chemicals Corp. ("Nova"), pursuant to which their equally owned joint venture company, LRM, acquired from ECC all of ECC's assets acquired in the merger with TCD, with the exception of the former TCD operating plant and land, and agreed to pay and assume payment of the merger consideration described in (a) above.

The Business

LRM's business focuses on the use of TPF ThermoPlastic Flowforming™ process technology in the production of thermoplastic and composite large molded products for third parties and for LRM proprietary product sales.  LRM has also developed a second process technology, which is complementary to the TPF ThermoPlastic Flowforming™ technology.  This recently developed technology is a more efficient method of producing large thermoformed parts.  LRM intends to license its thermoforming process technologies to potential domestic and international licensees in industries where licensing activity will not adversely impact LRM's primary production business.  LRM will engage in facilitating business activities, including development projects and government contracts, where these activities will enhance the core production business by generating additional significant revenue opportunities.  LRM will also recognize revenues through toll production (i.e., thermoforming products on behalf of customers using LRM's proprietary patent pending process technologies) and proprietary product sales, licensing, customer-funded development projects and government contracts.

As of the fiscal year ended December 31, 2006, three TPF ThermoPlastic Flowforming™ process patents had been issued by the United States Patent and Trademark Office (the "PTO").  Additional patent filings that relate to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  During the fiscal year ended December 31, 2007, the PTO has issued an additional patent to LRM.  The patent was issued for product by process claims covering fiber length retention, as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.  As of the year ended December 31, 2007, the patents had remaining durations as follows:

Patent Number	Remaining Patent Life, as of December 31, 2007

6,719,551	167 months
6,869,558	175 months
6,900,547	195 months
7,208,219	194 months

___________________________

Markets, Applications and Customers

LRM has focused its attention to date on addressing existing opportunities to displace large thermoformed parts, which are currently sold at prices that are 20 percent to 40 percent higher than the estimated costs of similar LRM products.  Initial toll production sales to third parties are expected to be primarily in the building and construction, materials handling and marine markets.  Collectively, we believe these markets, applications and customers represent more than $500 million of annual revenue opportunities for LRM, with additional market opportunities existing in the aerospace, automotive and appliance markets and the marine, protective covering and temporary shelter markets in which products are currently made using the rotational molding and injection molding processes.  Management believes that the TPF ThermoPlastic Flowforming™ process provides LRM with a unique opportunity to exploit many market areas within the plastics industry due to the proprietary nature of its technology and processes and the resultant lower manufacturing costs.

In the building and construction market, applications that are expected to generate the most revenue over the next five years include portable toilets, fenestration products, decking, railings, steps and risers, decking joists, storm water chambers, storage shed doors and walls, air conditioning housings, shade covers and ports.  Customers with which LRM is currently engaged in discussions and negotiations include DuPont, the U.S. Department of Defense and others.

In the materials handling market, applications include pallets, bins and containers.  LRM is currently engaged in discussions and negotiations with a number of end-users within this industry sector, including the U.S. Department of Defense.

In the marine market, applications include personal water craft hulls (e.g., jet skis), boat hulls, boat beams and struts and commercial fishing hydraulic drum supports.  LRM is currently engaged in discussions and negotiations with a number of end-users within this industry sector.

LRM commenced full-time production operation during the third quarter of fiscal 2007 by manufacturing parts for a small number of customers in the building and construction industry.  Accordingly its operating revenue, to date, has been generated from a limited number of customers.

Plant and Equipment; Employees

The closing of the Merger provided Envirokare with an existing TPF ThermoPlastic Flowforming™ operating line, including equipment and premises, located in Mims, Florida, which the Company, through ECC, leased to LRM.  Since the size of the Mims facility was limited, being used primarily for product development and small production runs, LRM management decided to vacate the Mims facility and lease a new facility that could house current operations as well as at least two additional production/product development lines.  LRM leased the new facility and, in July 2006, relocated to the new facility in Rockledge, Florida.  LRM currently has two fully operational production lines and a third line presently under construction.  The current and projected operating capacity and revenues for LRM will be derived from these three lines as follows: (1) a reconstructed and rebuilt production line, acquired through the Merger and formation of the joint venture, used primarily for research and development projects and to support and fill limited production run orders; (2) a newly constructed operating line, constructed during 2006 and 2007 and currently in full operation; and (3) key components for a production line purchased and installed, with an estimated start-up time for the production line scheduled for May 2008.

The Company currently has two employees.  The Company's current policy is to utilize consultants for accounting, legal and administrative services on an as-needed basis and these consultants accommodate the Company's current needs in handling all aspects of its operations.  The Company currently retains two consultants in the areas of accounting, legal and administration.  The Company does not expect to add key employees to its own staff during 2008.  As a result of the Merger and the establishment of LRM, two prior Company consultants became consultants of LRM.   In addition, two TCD employees and one consultant became employees of LRM.  Contracts are entered into as required, with respect to employees and consultants who provide marketing, engineering and technical support for LRM products in development.

LRM added personnel required for operation of the existing facility and to facilitate expansion of the business during 2007.  The current staffing level at LRM consists of 10 administrative personnel and 24 production personnel.  Subsequent to the year ended December 31, 2007, LRM added a key employee to its administrative group, with the new employee retained in the capacity of Vice President of Finance.

Raw Materials

As noted above, LRM has constructed its own manufacturing facilities, and these facilities will utilize significant amounts of plastic, differing in grade and price per pound.  There are numerous plastic suppliers in the United States with respect to suppliers of virgin plastic materials, as well as several recycled plastic suppliers.  The TPF ThermoPlastic Flowforming™ manufacturing process is flexible and provides for the inclusion of plastics of varying grades.  As such, access to raw material required for production of various products that utilize the TPF ThermoPlastic Flowforming™ process in their manufacture is not anticipated to be more than a short-term supply issue.  LRM's current cost projections and analysis indicate that there could be reasonable profit margins realized from sales of TPF ThermoPlastic Flowforming™ designed and produced products manufactured using virgin or recycled plastics.

LRM and the Company, through LRM, are subject to risks in connection with proposed raw material procurement and use.  These risks may have a material adverse effect on the Company's business.  Some of the possible risks relating to raw materials are: (1) government legislation prohibiting the use of recycled plastic in all products; (2) market resistance to products manufactured from recycled materials; (3) introduction of new, more sophisticated, methods of plastic recycling equipment, thereby rendering the TPF ThermoPlastic Flowforming™ methodologies obsolete; and (4) delivery and supply problems.

Federal Regulation

LRM has not been materially affected by existing government environmental regulation.  The Company recognizes, however, that products developed by LRM utilizing the TPF ThermoPlastic Flowforming™ process and its business, in general, may be significantly impacted by constantly changing environmental laws and regulations, which may require that certain environmental standards be met and liabilities be imposed for the failure to comply with such standards.  The Company believes that it and LRM are presently in compliance with all applicable federal, state and local environmental laws, rules and regulations.  In the future, LRM may be subject to various laws and regulations governing the use, manufacture, storage, handling and disposal of toxic materials and certain waste products.  While the Company believes that LRM anticipates taking all necessary steps to comply with all applicable environmental laws and regulations, there can be no assurance that LRM's operations or activities, or historical operations by others at the LRM locations, will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company and LRM.  The Company's costs of complying with environmental laws to date have been negligible to date.

Contracts, Arrangements, Understandings or Relationships with NCI

NCI executed a limited liability company agreement dated as of February 18, 2005 with ECC, a wholly owned subsidiary of Envirokare, to create LRM, the companies' joint venture entity.  LRM was created for the purpose of commercializing Envirokare's TPF ThermoPlastic Flowforming™ technology, including but not limited to the manufacture, marketing, sale and licensing of that technology.  ECC sold its intellectual property rights, technology, manufacturing equipment and TPF ThermoPlastic Flowforming™ business activities to LRM pursuant to the terms of an asset purchase agreement dated as of March 3, 2005, while NCI contributed $5,000,000.  NCI also agreed to contribute $1,000,000 in legal and other third party services to LRM.

NCI and the Company (through ECC) entered into a promissory note on May 15, 2006, which provided for a loan from NCI to ECC of $500,000, upon which interest accrues daily at an annual rate of 9 percent.  Pursuant to the terms of such promissory note, NCI, at its sole discretion, may convert all or any portion of the principal and accrued interest into common stock of Envirokare at a price of $0.45 per share.  The promissory note is due on May 15, 2008, with ECC having the right to prepay without penalty or premium of any kind.  The promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by a guaranty executed by the Company.  Subsequent to the year ended December 31, 2007, the Company announced that NCI had extended the term of the promissory note that NCI holds for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions contained in the original promissory note remain in full force and effect.

On June 23, 2006, LRM entered into certain loan transactions with SunTrust Bank ("SunTrust") in order to provide financing for the purchase of new equipment.  In connection with these loan transactions, NCI provided (1) a guaranty for $2,240,000 and (2) two letters of credit for a total of $1,110,000 to secure certain loans from SunTrust to LRM.  NCI and the Company are currently negotiating the terms of a potential arrangement whereby NCI could elect to repay on behalf of LRM a portion of LRM's obligations under the SunTrust loan transactions, in exchange for which NCI would be entitled to a number of shares of Company common stock equal to the Company's share of the repayment amount divided by a price to be determined.

On October 2, 2006, pursuant to a subscription agreement dated as of such date, NCI purchased 6,349,206 Company "Units" at a price of $0.63 per Unit.  Each Unit is composed of one share of Company common stock and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.  In connection with NCI's purchase of the Units, NCI was offered the right to nominate one member of the Company's board of directors.  Upon NCI's acceptance, the Company's board of directors on November 27, 2006 elected John P. Sereda, NCI's nominee.  Subsequent to the year ended December 31, 2007, Mr. Sereda resigned as a director of the Company, including memberships he held on board committees, with the resignation being effective as of January 31, 2008.  As of March 15, 2008, a replacement nomination for Mr. Sereda has not yet been put forward by NCI, nor has the Company appointed or nominated a replacement director to fill Mr. Sereda's position on the board.

Item 2.    Description of Property

The Company leases office space in New York, New York and has done so since July 1, 2005, with its lease payments currently $3,800 per month and the lease term on a month-to-month basis.  It incurs additional monthly charges for common area services, and its lease payment includes a provision for certain additional specific telephone and secretarial services.  Total payments under the New York lease for the year ended December 31, 2007 were $55,746.

As a part of the Merger with TCD, the Company acquired property in Mims, Florida and through ECC leased it to LRM for a period of two years.  This two-year agreement provided for rents of $7,000 per month with the lease to terminate in March 2007.  During the year ended December 31, 2006, the LRM lease was terminated and the Mims property was sold for a gross sale price of $440,000, for a gain of approximately $326,000.

In July 2006, LRM relocated its operations to a leased facility in Rockledge, Florida.  The lease is for a period of five years and provides for a monthly rent of $11,667, with a security deposit of $20,000.  This lease may be extended for an additional five-year term, in which case an incremental lease payment increase is provided for in the renewable lease term.  LRM maintains insurance on the Rockledge facility property and believes it to be adequate to cover any risk of normal loss.  Subsequent to the year ended December 31, 2007, LRM extended the Rockledge facility lease for a period of 12 months, until December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, which include a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.

Item 3.    Legal Proceedings

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York (the "New York State Supreme Court") that a Company common stock certificate held by Mr. Notarianni and representing 633,333 shares be declared to be null and void, with the Company stock transfer agent directed to cancel the certificate in the Company stock transfer ledger.  Subsequent to the year ended December 31, 2007, the Company was awarded a judgment in its favor in this action, and Company counsel is in the process of obtaining an appropriate court order canceling Mr. Notarianni's stock certificate and instructing the Company's stock transfer agent accordingly.

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada (the "B.C. Supreme Court").  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes of an aggregate value of $118,389, including $56,424 in accrued interest.  Subsequent to the year ended December 31, 2007, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel has consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  The Company anticipates the order of dismissal to be entered by the court during the second quarter of fiscal 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

On November 14, 2007, the Company held an annual meeting of shareholders, at which two matters were submitted to a vote of shareholders by the Company, namely (1) the election of eight board members to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified, and (2) the ratification of the appointment of PMB Helin Donovan, LLP ("PMB") as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2007.

The following directors were elected:

Name	For	Against	Withheld

Louis F. Savelli	29,699,931	-	318,051
George E. Kazantzis	30,010,682	-	7,300
Dr. Walter V. Gerasimowicz	30,004,682	-	13,300
Dr. John Verbicky	29,642,931	-	375,051
John P. Sereda	30,004,682	-	13,300
Paul G. Gillease	29,649,431	-	368,551
Douglas B. Davidian	29,187,231	-	830,751
Steve Pappas	29,115,931	-	902,051
___________________________

The appointment of PMB was ratified by the following vote:

For	Against	Abstain

30,003,329	14,052	-
___________________________

All of the votes cast against PMB were broker non-votes.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The approximate number of holders of record as at December 31, 2007 was 139, with issued and outstanding shares recorded as 60,758,754, as of March 15, 2008.

The Company's common stock trades from time to time, under the symbol "ENVK", on the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board")  The high and low prices for the prior eight quarters as reflected on the OTC Bulletin Board were:

Quarter Ending:	Closing
	High	Low

March 31, 2006	$0.52	$0.22
June 30, 2006	$0.50	$0.40
September 30, 2006	$0.72	$0.43
December 31, 2006	$0.64	$0.47
March 31, 2007	$0.71	$0.37
June 30, 2007	$0.70	$0.37
September 30, 2007	$0.60	$0.40
December 31, 2007	$0.50	$0.37

___________________________

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

There have been no cash dividends declared on the Company's common stock in the last two fiscal years.  Dividends are declared at the sole discretion of the Company's board of directors, and may be declared and paid out of any funds available therefor in such frequencies, amounts, and time(s) as the board of directors may determine, and shares may be issued pro rata and without consideration to the Company's shareholders or to the shareholders of one or more classes or series.  The Company does not intend to pay dividends in fiscal 2008 or for the foreseeable future.

Unregistered Sales of Securities during the Last Fiscal Year

There were no sales of unregistered securities in fiscal 2007 year which would be required to be disclosed pursuant to Item 701 of Regulation S-B and not previously reported, except for the following:

During the year ended December 31, 2007, the Company issued 1,235,350 shares pursuant to exercises by warrant holders.  Additionally, during the three months ended March 31, 2007, the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  The exercise price of these warrants ranged from $0.24 per share to $0.40 per share, resulting in cash proceeds to the Company of approximately $927,140.  The warrants were attached to subscription shares previously acquired through private placements conducted by the Company with accredited investors.  The warrants were generally exercisable immediately upon issuance with terms of three years.

The above securities were sold pursuant to an exemption under Rule 506 of the Securities Act.   See Notes 9 and 10 to our Consolidated Financial Statements beginning at page F-1 below.  The proceeds from sales of securities were and will be used for, among other things, working capital purposes and funding operations at the LRM joint venture.

Item 6.    Management's Discussion and Analysis or Plan or Operation

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors including, but not limited to those set forth elsewhere in this report.

Financial Position, Results of Operations and Liquidity and Capital Resources

Management's discussion and analysis of the Company's financial condition and results of operations and liquidity and capital resources are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  Our critical accounting policies are described in Note 2 of the Company's Consolidated Financial Statements.  This summary of critical accounting policies of the Company is presented to assist in the understanding of the Company's financial statements.  All accounting estimates may change due to internal and external factors, and when adjustments are adopted.  Most of our estimates are based upon historically known data and have remained stable over time.  Certain estimates are subject to marketplace conditions, and are discussed below.

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

Cash and Marketable Securities

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The other account, as discussed in the following paragraph, consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which are insured.  At December 31, 2007, the Company's cash balances and marketable securities included $1,408,767 that was not federally insured.

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

Guarantees and Restricted Cash

During the year ended December 31, 2005, LRM secured a loan from SunTrust Bank that was accounted for as a capital lease for purposes of acquiring a key component of production line equipment.  LRM borrowed the funds required to acquire the equipment and began making payments on this obligation over a five-year period, commencing in January 2006.  The Company showed the remaining cash received from this financing as "restricted cash" on its consolidated balance sheets, and the restricted cash was released by SunTrust Bank and deposited into LRM's operating account during the period ended December 31, 2007.  LRM acquired additional equipment under this loan and secured additional borrowings from SunTrust Bank, during the year ended December 31, 2006, to facilitate these equipment acquisitions.

During the year ended December 31, 2005, LRM guaranteed the Company's note payable to former TCD shareholders.  The net present value of the note payable, including interest, is $7,947,970.

Outstanding Dilutive Securities

The Company currently reports stock options and warrants issued under the rules of SFAS No. 123 (revised 2004), "Share-Based Payments," ("SFAS 123(R)").  The Company does not expect an impact on its overall results of operations and financial position from adopting the provisions as provided for under SFAS No. 123(R).

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments" ("EITF 00-27"), the Company initially allocates proceeds received from convertible notes and securities to warrants granted to the note holders.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders' equity.  The discounts are amortized over the life of the notes.

Following guidance from EITF Issue No. 98-5, "Accounting for Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the note and the fair market value at the date of the draw-down on the note.  The Company and a holder of Company securities, NCI, entered into a loan agreement on May 15, 2006, and the loan contained a beneficial conversion feature.  The Company accounts for this loan in accordance with EITF 98-5 and EITF 00-27.

Pursuant to SFAS No. 123, "Accounting for Stock Based Compensation," SFAS 123(R), EITF 98-5 and EITF 00-27, the Company has and presently makes valuation determinations of options, warrants and conventional convertible debt.  These valuations are reviewed and revalued, where necessary, each fiscal year.
For the years ended December 31, 2007 and 2006, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered anti-dilutive:

	December 31, 2007	December 31, 2006

Conventional convertible debt	1,269,444	1,169,444
Stock options	18,418,307	18,668,307
Warrants	9,592,856	14,684,106

Total outstanding anti-dilutive securities	29,280,607	34,521,857

The following assumptions were made to value conventional convertible debt, stock options and warrants for the year ended December 31, 2007: risk-free interest rate of 9 percent per annum, volatility of 63.94 percent and terms ranging from 137 days to ten years.  The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2006: risk-free interest rates of 8 percent and 9 percent per annum, volatility of 74.66 percent and terms ranging from two to ten years.

A detailed discussion regarding issued and outstanding and exercisable issued and outstanding stock options and purchase warrants is provided in Note 10 to our Consolidated Financial Statements and, with respect to conventional convertible debt, Note 7 to our Consolidated Financial Statements.

Patents

In March 2005, the Company announced that it had executed a definitive merger agreement pursuant to which TCD merged with and into the Company's wholly owned subsidiary, ECC (the "Merger").  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the Merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the acquisition of TCD was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset was $7,394,708.  The Company amortizes this patent value over a twenty-year period.  The Company conducts annual impairment valuations on all material corporate assets, to determine whether any reasons exist which would require an adjustment to the valuations carried on the Company's books.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51 ("ARB No. 51").  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent's owners and the interests of the noncontrolling interests of the subsidiary.  SFAS No. 160 becomes effective for annual reports filed on or after December 15, 2008.  The adoption of SFAS No.160 may result in the NCI minority interest being reclassified as equity.

In December 2007, FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141").  In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Acquisition costs are required to be reported separately from the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) also amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Company's long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  The adoption of SFAS No. 159 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 3,1 2007.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires an employer to recognize the overfunded or underfunded positions of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The adoption of SFAS No. 158 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140" ("SFAS No. 156").  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special purpose entity ("SPE") in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  SFAS No. 156 further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, "Accounting for Debt and Equity Securities," provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  The adoption of SFAS No. 156 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155").  SFAS No. 155 establishes the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as well as eliminating a restriction on the passive derivative instruments that a qualifying SPE may hold under SFAS No. 156.  SFAS No. 155 allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument.  SFAS No. 156 previously prohibited a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The adoption of SFAS No. 155 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 3,1 2007.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from commercial production, research and development and product development activities.  Services contracts (i.e., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured that are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and administrative fees are billed upon contract approval.  Revenues recognized as earned from setup and administrative fees are amortized over the life of the contract.  Losses are recognized immediately.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.

Cost of Sales

Cost of sales consist of the cost of products sold, commissions, inbound shipping charges, net of freight recovered from customers and packaging supplies, direct labor and allocation of overhead costs.

Financial Position

As of December 31, 2007, the Company had cash and cash equivalents of $1,608,766, compared to $4,038,351 as of December 31, 2006.  The decrease in cash was primarily due to funds utilized to support operations at LRM and the Company, including partial debt repayment by LRM during the year ended December 31, 2007, but was partially offset during the same period by an increase in funds raised by LRM as a result of drawing $373,667 under its line of credit and receipt of deposits for stock purchases by the Company.

Accounts receivable increased during the year ended December 31, 2007 to $347,985, compared to $90,233 at December 31, 2006.  The increase in accounts receivable was primarily due to the commencement of production operations at LRM during the year ended December 31, 2007.

During 2007, LRM determined that in order to meet anticipated production requests from customers during fiscal 2007 and beyond, additional production and operating equipment would be required.  In order to facilitate plant expansion, LRM borrowed $1,939,000 from ECC and $1,789,000 from NCI, respectively, or $3,728,000 in the aggregate, during fiscal 2007.  The respective borrowings are in the form of demand promissory notes, each of which accrue interest at an interest rate of 8.25 percent compounded quarterly until paid.  The funds were utilized to (1) hire additional employees to facilitate start-up production at LRM, (2) acquire additional equipment for the LRM plant, including acquisition of key components for a new production line, and (3) purchase raw materials.  During fiscal 2006, LRM arranged debt financing consisting of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.   As of December 31, 2007, the balance on these loans are $2,650,000.  During the year ended December 31, 2007, principal repayment on the outstanding loans was made in the amount of $600,000.  In addition, the Company reported $633,720 in accounts payable as of December 31, 2007, as compared to $442,198 at December 31, 2006.  The increase in accounts payable, of approximately $191,522, assisted in the support on LRM's cash management during the first year of commercialization start-up.

As of December 31, 2007, the Company reported equipment in the amount of $4,863,696, compared to equipment of $4,334,563 as of December 31, 2006.  The increase in equipment was due to an amount of $639,717 that was expended by LRM to acquire operating equipment and to build various components required for the production lines for its new operating facility in Rockledge, Florida.  During the year ended December 31, 2007, LRM sold plant equipment, recognizing a loss on the sale of these assets of $85,962, while realizing net cash proceeds from the equipment sales of $29,200.  In addition, during the year ended December 31, 2007, LRM reported an increase in leasehold improvements to the Rockledge facility in an amount of $135,381, for an aggregate leasehold improvement amount of $270,858, compared to $135,477 in leasehold improvements reported as of December 31, 2006.

As of December 31, 2007, the net patent value was $6,254,449, compared to $6,671,804 as of December 31, 2006.  The decrease in patent value is due to amortization recognized during the year ended December 31, 2007 of $418,162.

As of December 31, 2007 and 2006, the Company had accrued interest payable on promissory notes due of $127,674 and $76,478, respectively, of which $54,862 is subject to forgiveness as a result of a legal dispute initiated during May 2000.  Subsequent to the year ended December 31, 2007, the parties to the dispute consented to the obtainment of a non-appealable order of the court dismissing the action against the Company.  See Part I, Item 3 above, for discussion regarding this legal matter.   The Company also imputes interest payable on a note due to former TCD shareholders, with the imputed interest calculation based on the net present value of the note payable, in an amount equal to $5,657,208, as established in March 2005 when the note was issued.  As of December 31, 2007, the accrued interest on this note was $2,290,762, compared to accrued interest on the note payable of $1,439,194 for the fiscal year ended December 31, 2006.  During the year ended December 31, 2007, LRM had accrued interest on loans due to ECC and NCI of $53,552 and $52,058, respectively.  The Company eliminated the interest due from LRM to ECC and payable by LRM to ECC in its Consolidated Financial Statements.

In 2005, LRM determined that in order to meet anticipated production requests from customers during fiscal 2006 and beyond, additional production and operating equipment would be required.  Subsequently, LRM contracted to acquire a new custom manufactured press.  LRM received delivery of the new press during the year ended December 31, 2006.  The cost of the press was approximately $392,000, for which LRM procured a capital lease.  Additionally, a raw material accumulator was acquired by way of a capital lease in an amount of $218,000.  LRM entered into agreements to acquire additional production equipment during the year ended December 31, 2006, including two 1,500 - ton presses and two six-inch in-line extruders.  The equipment, which makes up a significant portion of a new production line, commissioned during the 2006 fiscal year, was acquired at an aggregate capital cost of approximately $3,236,500.

Results of Operations

The Company reported revenues for the year ended December 31, 2007 in the amount of $775,807, compared with revenues of $471,091for the year ended December 31, 2006.  The Company reported gross profit of $137,824 for the year ended December 31, 2007, compared with gross profit of $169,139 in fiscal 2006.  Revenues increased marginally during the year ended December 31, 2007 because LRM received its initial commercial production orders and commenced production to fill those orders during the last two quarters of fiscal 2007.

Sales and revenues reflect a partial year of production, as LRM entered into full-time production during the last two quarters of fiscal 2007.  As a consequence of plant start-up efforts, LRM experienced significant idle facility costs during fiscal 2007 and fiscal 2006 due to production line construction.  Additionally, for the years ended December 31, 2007 and 2006, LRM was in the process of relocating its operations from Mims, Florida to Rockledge, Florida.  The idle facility costs of $395,547 and $59,942 for fiscal 2007 and fiscal 2006, respectively, experienced by LRM were expensed as certain plant operating costs.

Total expenses reported by the Company for the year ended December 31, 2007 were $4,565,721, compared to $5,344,441 for the year ended December 31, 2006.  The decrease in expenses for the year ended December 31, 2007 was primarily due to a decrease in stock option expense and was partially offset by an increase in wages and interest expense.  Stock option expense was $309,370 for fiscal 2007, compared to $1,070,725 for fiscal 2006.  Wages increased primarily due to commencement of production activities at LRM during 2007.  The Company also recognized amortization of interest expense on a note payable to former TCD shareholders of $851,568 for the year ended December 31, 2007, compared to recorded interest expense of $760,328 for the year ended December 31, 2006.

The Company recorded a net loss of $4,106,797 for the year ended December 31, 2007, compared to a net loss of $5,309,753 for the year ended December 31, 2006.  The recognized net loss for the respective periods was largely due to LRM's inability to operate at normal capacity as a result of insufficient sales due to lack of production facilities and the relocation of its operating facilities.

Liquidity and Capital Resources

As of December 31, 2007, the Company had incurred significant operating losses and an accumulated deficit, of $4,106,797 and $28,865,047, respectively, which raise substantial doubts about its ability to continue as a going concern.  The Company's plans regarding those concerns are addressed in the following paragraphs.

Although the Company believes its current capital resources to be sufficient to meet the needs of its operations, no assurance can be given that demand for the Company's equity or debt instruments will be sufficient to meet its future capital needs, that financing will be available on terms favorable to the Company, if at all, or that operations will provide sufficient revenue.  If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a material adverse impact on the Company's financial condition or results of operations.  In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to, among other things: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; cease operations; enter into bankruptcy; or explore other strategic alternatives, including a merger or sale of its business.  To the extent that the Company raises additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company's existing shareholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless whether or not the Company's cash assets prove to be adequate to meet operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company's existing shareholders.

During the year ended December 31, 2007, the Company realized $927,140 from the exercise of warrants and completion of warrant exercises initiated during December 2006.  During the year ended December 31, 2006, the Company raised $4,663,832 from a private placement offering of its securities and an additional $269,752 from the exercise of stock options and warrants.  As of December 31, 2007, the Company had cash equivalents of $1,608,767, which includes cash balances in the Company's trading securities account of $1,331,510 and of LRM in the amount of $154,247.  LRM was initially capitalized with a $5,000,000 contribution in cash, of which $2,500,000 was utilized for the initial merger payment to former TCD shareholders, and $1,000,000 in services to be provided by NCI.  As of December 31, 2007, the balance of services to be provided by NCI to LRM was $436,376.

The significant changes in assets and payables during the year ended December 31, 2007 were primarily due to: (1) the increase in accrued interest of $851,568, resulting from interest payable on the note payable to TCD shareholders in connection with the acquisition of TCD and the accrued interest due to NCI on a promissory note payable of $52,058; (2) the acquisition of additional operating equipment by LRM in an amount of $609,777; (3) a change in the net patent value, as a result of amortization of the patent value in the amount of $418,216; (4) an increase in accounts receivable of $257,752; (5) an increase in LRM's inventory of $140,253; (6) a reduction of in-kind services asset provided by NCI to LRM of $257,153; and (7) the recognition of accrued interest in connection with certain notes payable to Mr. Morel, a former director and officer, which the Company is currently disputing.  See Part I, Item 3 for a description of this dispute.

Because LRM only entered into full-time production during the last two quarters of fiscal 2007, there is a risk that operations may experience unanticipated difficulties, including raw material (i.e., plastic polymer and glass fiber) consistency issues, production line mechanical issues and slowed production due to decreased production during plant construction and expansion and ramp-up of commercialization.  Each of these risks could potentially have a negative impact on anticipated revenues and net sales, slowing near-term growth projections for LRM.  The Company believes that these risks could have a short-term material adverse effect on LRM's revenues and net sales, although the problems described herein should not pose any lasting effect to LRM's ability to increase its revenues and net sales through fiscal 2008.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed above under "Contracts, Arrangements, Understandings or Relationships with NCI."

Subsequent Events

Effective January 31, 2008, the Company announced that a member of its board of directors, Mr. John Sereda, resigned as a director of the Company, including memberships he held on board committees.  As of March 15, 2008, a replacement nomination for Mr. Sereda has not yet been put forward by NCI, nor has the Company appointed or nominated a replacement director to fill Mr. Sereda's position on the board.   See "Contracts, Arrangements, Understandings or Relationships with NCI" in Item 1 above.

Subsequent to the year ended December 31, 2007, the Company and the Company's President, Mr. George E. Kazantzis, entered into an amended employment agreement.  See "Employment Arrangements" in Part III, Item 10.  A copy of the amended agreement, dated January 28, 2008, is attached as Exhibit 10.16 to this Annual Report on Form 10-KSB.

Subsequent to the year ended December 31, 2007, the Company obtained a judgment in its favor by the New York State Supreme Court, with respect to the Company's complaint filed against Mr. Notarianni and obtained the dismissal of an action against the Company commenced by Mr. Morel in May 2000 in the Supreme Court of British Columbia.  See "Legal Proceedings" in Part I, Item 3.

Subsequent to the year ended December 31, 2007, LRM extended the Rockledge facility lease for a period of 12 months, until December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, which include a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.

Subsequent to the year ended December 31, 2007, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the original promissory note, remain in full force and effect.  See Notes 7, 8 and 11 to the Consolidated Financial Statements.

Item 7.    Financial Statements

Our audited Consolidated Financial Statements follow Item 14 of this Annual Report on Form 10-KSB, beginning on page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-KSB for the year ended December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management's Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-KSB were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

·        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of December 31, 2007.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows:

·        We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual who works for the Company on a consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.  Further, the Company has been advised by its independent auditors that its audit committee does not include at least one person who meets the criteria of an audit committee financial expert as defined in Item 407(b)(5) of Regulation S-B.  The Company is in the process of evaluating this advice and will take appropriate action to ensure that the audit committee includes at least one financial expert with the meaning of Item 407(b)(5).

·        We lack segregation of duties in the period-end financial reporting, hire to pay, procure to pay, order to cash and treasury cycles, as well as with systems administration within LRM.  LRM has historically had limited accounting staff and operating revenue and, as such, all accounting and financial reporting operations, and a large portion of business support operations are performed by one individual who does not have significant knowledge of generally accepted accounting principles.  This individual is the sole employee in charge of the general ledger (including the preparation of routine and non-routine journal entries), the preparation of bank account reconciliations, human resources, payroll processing, maintenance of payroll-related data, purchase order and invoice processing, check-signing authority, wire transfer origination and approval authority, wire transfer recording, and customer payment processing.  In addition, this employee has full administrative access to our enterprise reporting program system, which includes our accounting and financial reporting applications.  Such access provides the capability to add system users or modify the rights of system users, perform general ledger maintenance, and process transactions to previously closed accounting periods.  In addition, there is minimal oversight and monitoring of the work performed by this individual within LRM.  Guidance and direction are provided to this individual by Envirokare, as well as by NCI.

·        We lack an effective period-end financial statement closing process at LRM.  There is no formal guidance or checklist of procedures to facilitate the accounting period-end closing process.  Also, general ledger accounting reconciliations, other than cash accounts, are not formally performed or documented, and, in some cases, subsidiary records supporting general ledger balances are not effectively maintained.  In addition, analytical reviews of financial and operational results are not consistently performed on a formal basis or documented.  Finally, there is no procedure currently in place for the reconciliation of the opening accounting period balance of general ledger accounts to the previous period closing balance to mitigate exposure related to the inadequate segregation of systems administration capabilities as described above.

This Annual Report on Form 10-KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.   Other Information

Subsequent to the year ended December 31, 2007, the Company and the Company's President, Mr. George E. Kazantzis, entered into an amended employment agreement, dated January 28, 2008.  The amended employment agreement generally provides for: (1) removal of the clause under the prior agreement between the parties, which clause partially defines a "reason" for severance as a reduction of salary, (2) removal of the "change in control" provisions, including associated payments due to Mr. Kazantzis upon a change in control, that existed in the prior agreement between the parties, and (3) amendment of the provisions regarding the timing and form of severance payments, if any, to Mr. Kazantzis.  A copy of the amended agreement is attached as Exhibit 10.16 to this Form 10-KSB.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following list identifies the current members of the Company's board of directors, as well as the Company's current executive officers, and sets forth certain information regarding each person.  Each director serves in office until the next annual meeting of shareholders; the Company's Chief Executive Officer and President serve as such at the pleasure of the board of directors.

Name	Age	Position	Board Position Held Since

Louis F. Savelli	72	Chairman of the Board of Directors and Chief Executive Officer	2005
George E. Kazantzis	57	Director, President, Principal Financial Officer, Treasurer and Secretary	2002
Dr. John Verbicky	55	Director	2003
Dr. Walter V. Gerasimowicz(1,2)	55	Director	2004
Paul G. Gillease(1,2,3)	75	Director	2006
Douglas B. Davidian(1,2,3)	55	Director	2005
Steve Pappas(3)	64	Director	2001

______________________________

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Nominations Committee

Mr. Louis F. Savelli.  Mr. Savelli joined the Company's board in September 2005 and became our Chief Executive Officer in October 2006.  Mr. Savelli brings extensive executive experience developed in the polymer products industry to our Board, which he achieved primarily with E. I. DuPont de Nemours and Company ("DuPont").  He was assigned to marketing in 1963, and worked in technical services, sales and market development.  He became district manager for Teflon in Los Angeles in 1969, and from there progressed through a number of management positions, including an assignment in the Corporate Plans Division, working on virtually every product group in DuPont's Polymer Products Division.  In 1989, he was appointed Division Director for the Finishes Division, DuPont's business group that is responsible for the supply of paints and finishes to the automotive original equipment manufacturer market and after-markets.  Mr. Savelli was appointed Vice President and General Manager in 1991.  He was appointed Group Vice President in 1999, and retired in 2001.

Mr. George E. Kazantzis. Mr. Kazantzis has served as President and Principal Financial Officer of the Company since September 20, 2005.   Mr. Kazantzis was appointed Secretary and Treasurer of the Company on November 17, 2005.  Prior to these appointments, Mr. Kazantzis was elected as Acting President, effective March 17, 2005.  Mr. Kazantzis was previously appointed as Executive Vice President of the Company, on July 1, 2002, and he resigned from these positions effective March 5, 2003 and served as interim President and interim Chief Executive Officer from March 5, 2003 until late October 2003.  From late October 2003 until March 17, 2005, Mr. Kazantzis served as Chief Operating Officer.  Mr. Kazantzis was also appointed Assistant Treasurer by the board of directors as of December 14, 2002.

In 1989, Mr. Kazantzis, with other partners and in conjunction with Merrill Lynch Inter-Funding, acquired and built Pacific Outlook Co., Inc., one of the largest sportswear and licensing companies in the United States.  In 1994, Mr. Kazantzis, with other partners, acquired two of the Pacific Outlook divisions, Offshore California, Inc., a California life style sportswear brand, and Team Gear USA, an athletic brand, which successfully marketed World Cup USA94 and Soccer USA licensed products.  From 1998 to 2002, he was the Managing Director of SLC Leasing Company, Ltd. ("SLC"), at that time the largest privately held car-leasing (hire-purchase) company in Thailand.  During the early 1980s, he was a principal in HQZ Enterprises, Inc., a real estate division of Cumberland Investment Group, a New York financial investment firm specializing in real estate and private equity transactions.  Mr. Kazantzis was responsible for, among many projects, the design and construction of the New Museum of Contemporary Art and the Andy Warhol Factory. In 1972, he founded EuroConcepts, Ltd., a high-end home remodeling and furniture retailer/distribution business.  Mr. Kazantzis was the recipient of the Resources Council ROSCOE (Design) Award in 1979.

Dr. John Verbicky.  Dr. Verbicky joined the Company in 2003 and served in the capacities of President and Chief Executive Officer until March 2005, when he left the Company to join the Company's joint venture interest, LRM, as President and Chief Executive Officer.  Dr. Verbicky has over twenty-five years of business experience in the high performance materials and plastic composites industry, most recently as President and CEO of Chemfab Corporation, a global manufacturer of high performance composites.  Prior to Chemfab, he served as Manager in the Technology Development and Commercialization area for General Electric Company, leading a series of successful development and commercialization efforts for GE Plastics and GE Silicones.  Dr. Verbicky received a Ph.D. Degree in Physical Organic Chemistry from the Georgia Institute of Technology and holds 19 U.S. and 7 foreign patents and has more than 20 technical publications.  He is a member of the American Chemical Society, the EPA Science Advisory Board and the Society of Plastics Engineers.

Dr. Walter V. Gerasimowicz.  Dr. Gerasimowicz joined the Company's board of directors during 2004 and currently serves as Director and Chairman of the Company's Audit Committee.  Prior to joining the Company, Dr. Gerasimowicz served as a Director of Advisory Services and Chief Investment Strategist for high net worth investors in Lehman's Private Client Services Division.

Prior to assuming his duties at Lehman Brothers, Dr. Gerasimowicz was head of the International Portfolio Advisory Group at J.P. Morgan, where he pioneered state-of-the-art risk management techniques, including downside risk measures and methodologies.  He also specialized in global and international fixed-income strategies.  Additionally, he has worked closely with sovereign entities in managing debt (re)issuance on the liability side of the balance sheet.  Prior to joining J.P. Morgan, he worked as a Senior Scientist for the U.S.D.A. and the Naval Research Laboratories in Washington, D.C., where he specialized in multiple-quantum nuclear magnetic resonance and solid-state thermodynamic research.  Dr. Gerasimowicz has a B.S. in Chemistry from Ursinus College, M.S. and Ph.D. degrees in Physical Chemistry from Villanova University and an MBA in Finance from the Wharton School of the University of Pennsylvania.

Mr. Paul G. Gillease.  Mr. Gillease joined the Company's board of directors in August 2006.  Mr. Gillease retired from DuPont as Vice President of the Nylon Division in 1993, where he oversaw an acquisition from Imperial Chemical Industries, PLC, a United Kingdom-based public company.  Prior to this, Mr. Gillease served as Vice President and General Manager of DuPont Textiles, where he was responsible for "Lycra, Nylon, Dacron, Orlon" operations, managing annual revenues of approximately $4 billion with 23 manufacturing sites, 14 of which are located outside the United States.  In addition, among positions held during his 32-year employment with DuPont, he represented DuPont on several foreign joint venture boards, served as a business director of DuPont's Dacron Fiber Division, and served as a Director of Corporate Marketing, Specialty Products, Fabrics and Finishes.  After DuPont, Mr. Gillease served as a consultant board member to Guildford Mills, Inc., Galey & Lord and Pillowtex/Fieldcrest Cannon, all of which are New York Stock Exchange-listed companies.  Mr. Gillease has also recently served as a board advisor to Joann Fabrics and American Textile, both privately held companies.  Mr. Gillease received a B.S. in Economics from St. Peter's College, New Jersey, and an MBA from Seton Hall University.

Mr. Douglas B. Davidian.  Mr. Davidian joined the Company's board of directors in September 2005.  He has over twenty-three years of experience in the business furnishings industry and presently owns and operates three businesses that design, manufacture and develop furniture for various end-use applications across a broad range of industries.  He serves and has served in an active capacity on numerous regionally-based business and community boards and committees.

Mr. Steve Pappas.  Mr. Pappas joined the Company's board of directors in March 2001 and has served in various management and board capacities since 2001.  He was elected as President of the Company on March 26, 2001 and served in that capacity until his resignation on March 5, 2003.  Mr. Pappas has over thirty years of entrepreneurial, corporate executive, real estate management and development experience, most recently, from July 1988 to the present, as Managing General Partner of SPL Associates ("SPL"), based in Brooklyn, New York.  SPL has acquired and manages numerous large-scale residential and commercial real estate holdings in New York.  Mr. Pappas was the founder and President of Servco Leasing Corporation from 1970 to 1980.

There are no family relationships between or among any directors, officers or director nominees.

Our Executive Officers

Mr. Savelli and Mr. Kazantzis are the Company's executive officers (see biographies above).  Our officers serve at the pleasure of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, based solely on review of reports furnished to the Company and written representations from our directors, officers and any holders of 10 percent or more of our common stock that no other reports were required, during the fiscal year ended December 31, 2007, we believe that there were no late or inaccurate filings.

Code of Ethics

During the 2006 fiscal year, the Company's board of directors adopted a Code of Ethics for Executive Officers, Employees and Directors, pursuant to Item 406 of Regulation S-B.  The Code of Ethics is applicable to all directors, officers and employees, including the principal executive officer and the principal financial officer, and sets forth our policies and procedures with respect to the conduct of our business.  Some examples of conduct addressed in our ethics code include conflict of interest situations, confidentiality and compliance with laws and regulations.  A current copy of the full text of our Code of Ethics for Executive Officers, Employees and Directors is available on our website at http://www.envirokare.com.  We will disclose any amendments to or waivers of our Code of Ethics for our executive officers, employees and directors on our website.

Audit Committee

The board of directors adopted a written charter for the audit committee in December 2002 and subsequently adopted a revised charter in May 2007, a copy of which is available on the Company's website.  The audit committee is responsible for, in part, pre-approving all audit and non-audit fees that might be incurred during each audit year.  A copy of the audit committee Pre-approval Policy and Procedure Memorandum was filed as an exhibit to the Schedule 14A, filed with the SEC on October 5, 2007, and is incorporated herein by reference.  The audit committee met three times during fiscal 2007.

None of the members of the audit committee are employees of the Company, and the board of directors has determined that each of its current audit committee members has met the independence and expertise requirements of the NASD, the SEC and the Company's independence standards described under the heading "Independence of Directors."  Our audit committee consists of Dr. Gerasimowicz, the Chairman, Mr. Gillease and Mr. Douglas B. Davidian.

On August 27, 2007, the audit committee, with full approval from the Company's board of directors, dismissed its prior independent registered public accounting firm, Williams & Webster, P.S. ("Williams & Webster"), and appointed PMB, effective immediately.  This determination followed the Company's decision to seek proposals from independent registered public accounting firms to audit the Company's financial statements for the fiscal year ended December 31, 2007.  The decision to dismiss Williams & Webster and retain PMB was made by our audit committee under the authority vested in the audit committee by the shareholders at the last annual meeting.

During the Company's fiscal years ended December 31, 2006 and 2005 and the subsequent interim period ended August 27, 2007, which was the date of dismissal of Williams & Webster, there were no disagreements between the Company and Williams & Webster on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Williams & Webster's satisfaction, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.  In addition, none of the "reportable events" described in Item 304(a)(1)(iv) of Regulation S-B occurred within the Company's fiscal years ended December 31, 2006 and 2005 and the subsequent interim period ended August 27, 2007.

Williams & Webster's audit reports on the Company's financial statements as of and for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for a modification as to an uncertainty about the Company's ability to continue as a going concern.  Williams & Webster has furnished the Company with a letter addressed to the SEC that Williams & Webster agrees with the statements made in the Current Report on Form 8-K, as amended, dated August 27, 2007.  A copy of this letter from Williams & Webster was attached as Exhibit 16.1 to that Form 8-K.

During the fiscal years ended December 31, 2006 and 2005 and the subsequent interim period ended August 27, 2007, the date of dismissal of Williams & Webster, the Company did not consult PMB regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B.

Nominations Committee

The Company, pursuant to Item 407(c)(3) of Regulation S-B and as otherwise stated in the Company's Bylaws, has not adopted procedures by which shareholders may recommend nominees to the Company's board of directors.  The Company adopted a Nominations Committee Charter on November 14, 2007, a copy of which is available on the Company's website.  The nominations committee did not meet during fiscal 2007.

None of the members of the nominations committee are employees of the Company, and the board of directors has determined that each of its current nominations committee members has met the independence and expertise requirements of the NASD, the SEC and the Company's independence standards described above under the heading "Independence of Directors."  Our nominations committee currently consists of Mr. Douglas B. Davidian (Chairman), Mr. Paul G. Gillease and Mr. Steve Pappas.

Compensation Committee

The Company adopted a Compensation Charter on November 14, 2007, a copy of which is available on the Company's website.  The compensation committee did not meet during fiscal 2007.

None of the members of the compensation committee are employees of the Company, and the board of directors has determined that each of its current compensation committee members has met the independence and expertise requirements of the NASD, the SEC and the Company's independence standards described under the heading "Independence of Directors."  Our compensation committee currently consists of Mr. Paul G. Gillease (Chairman), Dr, Walter V. Gerasimowicz and Mr. Douglas B. Davidian.

Item 10.   Executive Compensation

Executive Compensation

Louis F. Savelli was elected Chairman and Chief Executive Officer of the Company on October 2, 2006, replacing Dr. Nicholas Pappas, who resigned those positions on September 30, 2006.  Dr. Pappas remains in the capacity of an advisor to the Chairman and the board of directors.  Prior to the appointment of Mr. George E. Kazantzis as President of the Company in September 2005, he was elected as Acting President and Chief Operating Officer, effective March 17, 2005.  Mr. Kazantzis has served as Chief Operating Officer from October 2003 to the current date.  Mr. Kazantzis served in various management capacities with the Company prior to October 2003.  Mr. Kazantzis was paid a salary, a portion of which was realized as deferred compensation, as set out in the following table.   Messrs. Savelli and Kazantzis are the Company's only executive officers.

Summary Compensation Table

The following table (the "Summary Compensation Table") sets forth certain information regarding compensation paid to each of the Company's Chief Executive Officer and Principal Financial Officer, who were serving at the end of 2007 (the "Named Executive Officers"):

Name and Principal Position	Year	Salary[1]		Bonus	Option Awards[2]		All Other Compensation[3]	Total

Louis F. Savelli, Chief Executive Officer[4]	2007 2006	$120,000 30,000	$	- -	$100,785 365,785	$	- -	$220,785 395,785

George E. Kazantzis, President, Chief Operating Officer and Principal Financial Officer[5]	2007 2006	160,000 160,000		- -	- 126,850		13,992 13,993	173,992 300,843

___________________________

(1)  The salaries for the Named Executive Officers in the reported years were paid in cash.

(2)  "Option Awards" represent the dollar amount recognized as an expense with respect to option awards on the Company's financial statements for the 2007 and 2006 fiscal years in accordance with SFAS No. 123(R), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R).  No amounts of option awards were forfeited by the Named Executive Officers for 2007 or 2006.  Option expense is charged to earnings over the relevant period of vesting service.   See footnotes 4 and 5 for a discussion of the option grants to other Named Executive Officers.  See Note 10 to the Company's Consolidated Financial Statements for a discussion of the methodology used and the assumptions made in the valuation of the options.

(3)  "All Other Compensation" reflects compensation paid to our Named Executive Officers as (i) 401(k) matching contributions, (ii) insurance premiums, and (iii) other perquisites.  The amounts paid to Mr. George E. Kazantzis include annual payments of $9,192 for medical insurance premiums paid and a car allowance payment of $4,800.  See footnote 5.

(4)  Mr. Savelli was elected Chief Executive Officer and Chairman effective October 2, 2006, replacing Dr. Nicholas Pappas in those capacities.  Mr. Savelli was granted an option to purchase 500,000 shares at that time.  During September 2005, Mr. Savelli joined the Company's board of directors and was awarded a stock option to purchase up to 300,000 shares of Company common stock, subject to vesting criteria, wherein half of the options vested in the year ended December 31, 2006 and the remaining half of the options vested during the year ended December 31, 2007.  The Company recognized the compensation expense for one-half of the option value during the year ended December 31, 2006 and one-half of the option value during the year ended December 31, 2007.

(5)  One-half of the salary amounts for Mr. Kazantzis was deferred for the years ended December 31, 2005 and 2004.  Mr. Kazantzis elected to exercise options and warrants during the year ended December 31, 2005.  In addition, half of Mr. Kazantzis' salary was deferred through a portion of 2006, and Mr. Kazantzis elected to exercise warrants with the remaining portion of his deferred salary in 2006.  Mr. Kazantzis was granted a stock option to purchase up to 250,000 shares of Company common stock during the year ended December 31, 2004.  The fair value of these options used in calculating the compensation expense recorded in the year ended December 31, 2004 was $0.429 per share.  During the year ended December 31, 2005, Mr. Kazantzis was granted an option to acquire up to 950,000 shares of Company common stock.  The fair value of these options used in calculating the compensation expense for the year ended December 31, 2005 was $0.75 per share.  During the year ended December 31, 2006, Mr. Kazantzis was granted an option to acquire up to 250,000 shares of Company common stock.  The fair value utilized in calculating the compensation expense for the year ended December 31, 2005 was $0.507 per share.  Mr. Kazantzis receives a monthly car allowance of $400, and a monthly medical insurance allowance of $766.  Both of these allowances are reported in the table above under the "All Other Compensation" column (see "Compensation of Directors and Remuneration of Senior Officers" below).

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

Louis F. Savelli, Chief Executive Officer

Cash Compensation.  Mr. Savelli was awarded total cash compensation for his services to us in 2007 in the amount of $120,000, which sum represents Mr. Savelli's annual base salary for 2007, with no cash bonus or year-end annual compensation awards granted.  Since 2005, no change has been made to his base salary.  The Company's compensation committee plans to reevaluate Mr. Savelli's base salary on an annual basis.

In determining Mr. Savelli's base salary for 2007, the Company's board considered Mr. Savelli's managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies.  The board also considered the competitive trends, our overall financial performance and resources, our operational performance and general economic conditions, as well as a number of factors relating to Mr. Savelli, including his performance, experience, ability and knowledge of the job.   The Company's compensation committee became effective on November 14, 2007, and the committee has not met to consider compensation matters as of the date of this Annual Report on Form 10-KSB.  The Company's board of directors established Mr. Savelli's current compensation on October 2, 2006.

Equity Compensation.  On October 2, 2006, Mr. Savelli was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.64, which price is equal to the fair market value of our common stock on the date of the grant.  The grant date fair value of each option computed in accordance with SFAS No. 123(R) was $265,000.  On September 20, 2005, due to his position as a director of the Company, Mr. Savelli was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.75, which price is equal to the fair market value of our common stock on the date of the grant.  One-half of the grant vested on September 20, 2006 and one-half vested on September 20, 2007.  The grant date fair value of the option computed in accordance with SFAS No. 123(R) was $201,570, which amount has been recognized as a charge to the Company's earnings.

Director Fees.  The Chairman receives no compensation for attending board meetings of the Company or LRM.  Prior to Mr. Savelli's appointment as Chairman of the Company, during the 2006 fiscal year, he received director's fees of $11,250 for serving as a director on the board.  No long-term incentive awards were granted to Mr. Savelli in 2007.

Long-Term Incentive Awards.  The Company presently has no long-term incentive award program.  No long-term incentive awards were granted to Mr. Savelli during 2007.

Fringe Benefits and Perquisites.  The Company presently provides no fringe benefits to Mr. Savelli.

Employment Agreement.  As of December 31, 2007, there was no written employment agreement between the Company and Mr. Savelli.

George E. Kazantzis, President, Chief Operating Officer and Principal Financial Officer

Cash Compensation.  Mr. Kazantzis was awarded total cash compensation for his services to us in 2007 in the amount of $160,000.  Of this sum, $160,000 represents Mr. Kazantzis' annual base salary for 2006, with no cash bonus or year-end annual compensation awards granted, as determined by his employment agreement.  The base salary paid to Mr. Kazantzis for 2007, in conjunction with car allowance and medical insurance premium payments in an amount of $13,992, constituted 100 percent of the total cash compensation paid to Mr. Kazantzis as set forth in the "Total" column in the Summary Compensation Table.  The base salary for Mr. Kazantzis was $160,000 for 2006.  The board plans to reevaluate Mr. Kazantzis' base salary with respect to periods after October 1, 2008, when his current employment agreement expires.

In determining Mr. Kazantzis' base salary for 2007, the board considered Mr. Kazantzis' managerial and executive experience and the level of compensation paid to executives at comparable public companies.  The board also considered the competitive trends, our overall financial performance and resources, our operational performance and general economic conditions, as well as a number of factors relating to Mr. Kazantzis, including his performance, experience, ability and knowledge of the job.

Equity Compensation.  On August 24, 2006, the board of directors granted an incentive award to Mr. Kazantzis in the form of stock options.  The grant consists of a stock option to purchase 250,000 shares of our common stock at a purchase price of $0.60 per share, which vests and becomes exercisable immediately upon grant.

Long-Term Incentive Awards.  The Company presently has no long-term incentive award program.  No long-term incentive awards were granted to Mr. Kazantzis in 2007.

Fringe Benefits and Perquisites.  During fiscal 2007, the Company provided fringe benefits to Mr. Kazantzis in an amount of $13,992, which benefits relate to car allowance and medical insurance premiums.

Employment Agreement.  We entered into an employment agreement with Mr. Kazantzis effective October 1, 2006.  The employment agreement follows a prior three-year agreement, which expired on October 1, 2006.  Mr. Kazantzis' current annual salary is $160,000.  The employment agreement expires in October 2008, provided that either party may terminate the employment agreement by providing the other party 30 days notice prior to termination.  In addition, as discussed below under "Employment Contracts and Termination of Employment and Change-in-Control Arrangement," the employment agreement contains severance provisions which provide for certain payments to be made by us to Mr. Kazantzis upon the occurrence of certain events that result in his employment with the Company being severed, including upon a change of control of the Company.  For a detailed description of the severance provisions contained in Mr. Kazantzis' employment agreement, please refer to the narrative discussion that follows under "Severance" and "Termination Benefits."

Subsequent to the year ended December 31, 2007, the Company and Mr. Kazantzis, entered into an amended employment agreement, dated January 28, 2008.  A copy of the amended agreement is attached as Exhibit 10.16 to this Annual Report on Form 10-KSB.  For a description of the terms of the amended  employment agreement, see "Employment Arrangements" below.

Outstanding Equity Awards at December 31, 2007:

The outstanding equity awards for the Named Executive Officers as of December 31, 2007 are as follows:

	Option	Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Louis F. Savelli[1]	300,000 500,000	- -	$0.750 0.640	09/20/2015 10/01/2016

George E. Kazantzis[2]	1,100,000 250,000 950,000 250,000	- - - -	0.230 0.230 0.965 0.600	10/01/2013 04/01/2014 03/10/2015 08/23/2016

___________________________

(1)  On October 2, 2006, Mr. Savelli was granted fully vested and immediately exercisable stock options to purchase 500,000 shares of our common stock.  On September 20, 2005, Mr. Savelli was granted stock options to purchase 300,000 shares of our common stock, of which 150,000 of Mr. Savelli's options vested and became exercisable on each of September 20, 2006 and September 20, 2007.  Of the stock options granted to Mr. Savelli, all 800,000 remained outstanding as of December 31, 2007, with 150,000 of that amount vested during fiscal 2007.

(2)  On August 24, 2006, Mr. Kazantzis was granted fully vested and immediately exercisable stock options to purchase 250,000 shares of our common stock.  On March 10, 2005, Mr. Kazantzis was granted fully vested and immediately exercisable stock options to purchase 950,000 shares of our common stock.  On April 1, 2004, Mr. Kazantzis was granted fully vested and immediately exercisable stock options to purchase 250,000 shares of our common stock.  Of the stock options granted to Mr. Kazantzis, all 2,550,000 remained outstanding as of December 31, 2007, of which stock options to purchase 100,000 shares are held by Mr. Kazantzis' adult family members, to which Mr. Kazantzis disclaims beneficial ownership, and an additional 25,000 shares are held in the name of a minor child of Mr. Kazantzis' family, to which Mr. Kazantzis claims beneficial ownership.  Of these options originally issued in his name, Mr. Kazantzis has transferred, by gift, 100,000 and 25,000 stock option rights priced at $0.23 and $0.60, respectively.

Employment Arrangements

Mr. Louis F. Savelli, the Chief Executive Officer, serves at the pleasure of the Company's board of directors.  The board agreed to compensate Mr. Savelli by virtue of (i) salary, with monthly payments in an amount of $10,000, and (ii) a one-time grant of fully vested stock options, in an amount of 500,000 shares with an exercise price of $0.64 per share.  The fair value of the options granted to Mr. Savelli was $365,785, as of December 31, 2007.  As of December 31, 2007, the Company had not entered into a written agreement with Mr. Savelli.

The President and Chief Operating Officer, George E. Kazantzis, and the Company entered into a written employment agreement, effective October 1, 2006, details of which are provided in the following paragraph.  The employment agreement provides for (1) salary in a monthly amount of $13,333, and (2) certain expenses, including car allowance and medical insurance coverage.  In addition, during 2006, the board provided additional compensation to Mr. Kazantzis in the form of a one-time, fully vested stock option grant to acquire 250,000 shares of the Company's common stock at an exercise price of $0.60 per share.  The fair value of the options granted to Mr. Kazantzis was $126,850, and this amount was charged as an expense to earnings for fiscal 2006.

During 2007, the board did not grant stock options to Named Executive Officers within a time-frame that coincided with the release of any material non-public information, and all options granted during the 2007 and 2006 fiscal years were issued at a purchase price equal to the market price of the Company's common stock on the date of the option grant.

Mr. George E. Kazantzis, as President and Principal Financial Officer, entered into a contract with the Company during October 2003.  The Company reviews his salary level at least annually.  All deferred compensation and interest is due and payable no later than 36 months within the initial date of the original employment agreement, subject to any termination provisions described under "Termination of Employment."   Deferred compensation will accrue interest at an annual rate two percentage points above the prime lending rate as published in the Wall Street Journal (compounded quarterly).  The relevant deferred amount and all interest so accrued thereon shall be an unsecured general obligation of the Company, due and payable according to the terms.  The Company renewed the contract for Mr. Kazantzis during the 2006 fiscal year, for a two-year period ending in October 2008.  The salary payment terms for Mr. Kazantzis provide for payments in an amount of $160,000, which shall be payable at least as frequently as weekly and is not subject to deductions and withholding taxes.

Subsequent to the year ended December 31, 2007, the Company and the Company's President, Mr. George E. Kazantzis, entered into an amended employment agreement, dated January 28, 2008.  The amended employment agreement provides for: (1) removal of the clause under the prior agreement between the parties, which clause partially defines a "reason" for severance as a reduction of salary, (2) removal of the "change in control" provisions, including associated payments due to Mr. Kazantzis upon a change in control, that existed in the prior agreement between the parties, and (3) amendment to the provisions regarding the timing and form of severance payments, if any, to Mr. Kazantzis.  A copy of the amended agreement is attached as Exhibit 10.16 to this Annual Report on Form 10-KSB.

Termination of Employment

Severance.  The board determined that it was in our best interest to provide severance arrangements to Mr. Kazantzis, based on his position with us.  Accordingly, the employment agreement with Mr. Kazantzis is intended to provide certain payments and benefits upon an involuntary termination of Mr. Kazantzis' employment or the occurrence of certain other circumstances that may affect Mr. Kazantzis.

General Term.  In the event Mr. Kazantzis' employment is terminated prior to the expiration of its term, we will pay him any accrued but unpaid base salary through the termination date.  Generally, we will not pay a terminated Named Executive Officer any bonus compensation or year-end annual compensation payment for the year of termination or any subsequent period.  However, in case of Mr. Kazantzis, if his employment is terminated by us without cause or by Mr. Kazantzis for good reason, he will be entitled to a severance compensation payment for the year of termination, as described below.

Retirement Plans. The Company currently has no plans for its employees that provide for payments relating to retirement benefits or benefits paid primarily following retirement.

Non-Competition.  Mr. Kazantzis agreed that during the term of his employment agreement and following the termination of his employment, he will not disclose any confidential information, as defined in his employment agreement, directly or indirectly, or use such information in any way, either during the term of the agreement or at any time thereafter, except as required in the course of employment with the Company.  Mr. Kazantzis also agrees to comply with the Company's policies and regulations, as established from time to time for the protection of its confidential information, including, for example, executing the Company's standard confidentiality agreements.  The confidentiality section of Mr. Kazantzis' employment agreement survives termination of the agreement.

Non-Solicitation.  Mr. Kazantzis agreed that during the term of his employment agreement and for a period of 6 months following the termination of his employment, he will not, without the Company's prior written consent, directly or indirectly, employ or retain, or have or cause any other person or entity or retain, any person who was employed by us while he was employed.

Effect on Stock Options.  Termination of employment does not accelerate the vesting of stock options.  If a Named Executive Officer's employment is terminated due to his disability, then any portion of an option that is exercisable on the date of termination will remain exercisable by the Named Executive Officer during a five-year period following the date of termination.  In the event of a termination due to death, the deceased officer's beneficiary may exercise the option, to the extent exercisable by the deceased Named Executive Officer immediately prior to his death, for a period of five years following the date of death.

If a Named Executive Officer's employment terminates for any reason other than those described above or no reason, then any portion of a stock option that is exercisable on the date of termination will remain exercisable by the Named Executive Officer during the remaining expiration term of the specific stock option following the date of termination.

Termination Benefits for Mr. Kazantzis.  If Mr. Kazantzis' employment is terminated by us without cause or by Mr. Kazantzis for any "Reason" (as defined below), he will be entitled to severance compensation equal to six months of his annual prorated salary in effect at the time of termination, which would be $80,000 as of December 31, 2007 and payable within three days of termination.

The Company employs Mr. Kazantzis at-will, and either Mr. Kazantzis or the Company may terminate Mr. Kazantzis' employment with the Company at any time and for any reason, without "Cause" or "Reason" (as hereinafter defined) by giving 60 days written notice and subject to the severance obligations defined in detail within the employment agreement.  Generally, termination by us for "Cause" means gross or willful misconduct leading to his being convicted of a non-misdemeanor felony in a U.S. court of law.  "Cause" shall not include unsatisfactory performance of duties except as provided above.  Mr. Kazantzis may at any time immediately terminate his employment agreement for "Reason" (as hereinafter defined) upon 60 days written notice.  For purposes of the employment agreement, the term "Reason" means (1) a material breach by the Company of any term of the employment agreement, (2) any event of bankruptcy or insolvency in respect of the Company, (3) any reduction in Mr. Kazantzis' compensation or position or the duties or the authority of Mr. Kazantzis to a level less than customary to the office of President of an industrial corporation (subject to the terms of the Company's Bylaws as presently in effect), (4) any change in control of the Company or (5) Mr. Kazantzis' death or disability.

Upon a change in control, Mr. Kazantzis would be entitled to twelve months salary, with the payment to be made at the time of the change in control event.

Subsequent to the year ended December 31, 2007, the Company and Mr. Kazantzis, entered into an amended employment agreement, dated January 28, 2008.  A copy of the amended agreement is attached as Exhibit 10.16 to this Annual Report on Form 10-KSB.  For a description of the terms of the amended employment agreement, see "Employment Arrangements" above.

COMPENSATION OF DIRECTORS

Cash Compensation

We currently make no cash compensation payments to board members other than those described in the section below entitled "Board Fees."

Equity Compensation

Directors are generally awarded a stock option by the board upon the individual accepting to serve in the capacity as director on the Company's Board.  The exercise price per share covered by options granted to directors and officers is equal to the fair market value of the common stock on the date of grant.

Subject to their remaining in service with the Company, a director's initial option grant will vest and become exercisable as follows: with respect to one-half of the shares covered by the grant, one year after the grant date and with respect to the remaining one-half of the shares covered by the grant, two years after the grant date.  The grants generally have an exercise period extending for ten years.

If a director's service terminates by reason of his or her death, his or her beneficiary will generally have five years to exercise any portion of a director-granted option that is exercisable on the date of death.  Generally, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant.  Generally, upon a change in control as defined in the respective stock option agreements, options will terminate unless provision is made in writing in connection with such change in control transaction for the assumption of the option, or the substitution of the option for an option covering the stock of a successor corporation, or a parent or a subsidiary thereof with appropriate adjustments in accordance with the provisions of the respective option agreement as to the number and kind of shares optioned and their exercise prices, in which event the option shall continue in the manner and under the terms provided.

No stock options were granted to directors during fiscal 2007.

Board Fees

In addition to the options and other payments listed above, we pay each of our non-employee directors a fee of $3,000 for every board of directors meeting they attend in person and $1,500 for every board meeting they attend telephonically.  Each non-employee director also receives an additional fee of $1,500 per meeting of the nominations committee, compensation committee and the audit committee, with the Chairman of each respective committee receiving $2,000 per meeting.

Other than as discussed above, there have been no arrangements pursuant to which directors were compensated by the Company in their capacity as directors or for services rendered as consultants or experts during the 2007 fiscal year.

DIRECTOR COMPENSATION TABLE
(for the fiscal year ended December 31, 2007)

Name[1]	Fees Earned or Paid in Cash[2] ($)	Option Awards[3] ($)	Total ($)

Walter V. Gerasimowicz	16,000	-	14,500

Paul G. Gillease	10,500	76,110	85,110

Steve Pappas	9,000	-	7,500

Douglas B. Davidian	12,000	100,785	111,285

John Verbicky	10,500	-	9,000

John P. Sereda[4]	-	-	-

___________________________

(1)  With respect to Messrs. Savelli and Kazantzis, board policy provides that Company employees are not entitled to attendance fees for board meetings.

(2)  Represents (a) compensation for serving on the committees, (b) compensation for serving as the chairman of the committees and (c) compensation for attendance at board and committee meetings.

(3) Represents the dollar amount recognized for financial statement reporting purposes, with respect to option awards for the fiscal year, calculated in accordance with SFAS No. 123(R).  As of December 31, 2007, there were no stock awards outstanding and the aggregate number of option awards outstanding to directors was 10,335,535.  As of December 31, 2007, the aggregate number of stock awards and option awards outstanding for Dr. Gerasimowicz, Mr. Gillease, Mr. Steve Pappas, Mr. Davidian, Dr. Verbicky and Mr. Sereda were 1,200,000 shares, 300,000 shares, 2,000,000 shares, 300,000 shares, 2,635,535 and 0 shares, respectively.  Of the option awards outstanding to directors as of December 31, 2007, 150,000 shares were subject to vesting criteria for Mr. Davidian, which criteria were met during the 2007 fiscal year, 300,000 shares were subject to vesting criteria for Mr. Gillease, of which 150,000 shares vested during the 2007 fiscal year and 1,000,000 shares were subject to vesting criteria for Dr. Verbicky, which criteria have not been met during the 2007 fiscal year.

(4)  Mr. Sereda's employer's policy provides that employees serving on boards of other companies may not receive meeting attendance fees.  Mr. Sereda resigned from the board of directors, effective January 31, 2008.

Narrative Discussion of Director Compensation Table Information

The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Director Compensation Table, with respect to compensation received by respective board members during the fiscal year ended December 31, 2007.

Mr. Paul G. Gillease.  On August 24, 2006, Mr. Gillease was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.60 per share, which price was equal to the fair market value of our common stock on the date of the grant.  The grant vested half on August 24, 2007 and half will vest on August 24, 2008, subject to the director remaining in his capacity on the Company's board.  The grant date fair value of the option computed in accordance with SFAS 123(R) was $152,200, with one-half of this option value, in an amount of $76,110, recognized during the 2007 fiscal year and one-half of this option value not recognized as a charge to the Company's earnings until such time as the option vests.

Mr. Douglas B. Davidian.  On September 20, 2005, Mr. Davidian was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.75 per share, which price was equal to the fair market value of the common stock on the date of the grant.  The grant vested one-half on September 20, 2006 and vested one-half on September 20, 2007.  The grant date fair value of the option computed in accordance with SFAS 123(R) was $201,570.  The fair value of the option grant, in an amount of $100,785, was recognized as a charge to the Company's earnings during each of the 2007 and 2006 fiscal years.

Changes in Control

The Company's management is not aware of any arrangements which may result in a "change in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership Table

To the knowledge of the Company's management, as of December 31, 2007, no person beneficially owned more than five percent of the Company's common stock, par value $0.001 per share, other than as set forth below.  The following table sets forth the total amount of the Company's common stock owned by each of its executive officers, directors and director nominees and by its executive officers, directors and director nominees, as a group, as of December 31, 2007.

Name and Address (1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class

Non-Management Beneficial Owners
Nova Chemicals, Inc.	15,409,523	(3)	22.5%
Adrian Alexandru	3,980,000	(4)	6.6%
Nicholas Pappas	3,974,400	(5)	6.4%
James Pappas	3,200,000		5.3%
Vanessa Houiris	3,200,000		5.3%

Executive Officers and Directors
Steve Pappas	12,726,400	(6)	20.2%
George E. Kazantzis	4,033,586	(7)	6.4%
John Verbicky	2,045,000	(8)	3.3%
Walter V. Gerasimowicz	1,467,730	(9)	2.4%
Louis F. Savelli	1,100,000	(10)	1.8%
Douglas B. Davidian	662,260	(11)	1.1%
Paul G. Gillease	308,730	(12)	0.5%

All executive officers and directors as a group	22,343,706	(2)	35.7%	(2)

___________________________

(1)  The address for each of the Executive Officers and Directors listed is 641 Lexington Avenue, 14th Floor, New York, New York 10022.

(2)  Beneficial ownership is determined in accordance with the rules of the SEC.  In computing the number of shares owned by a person and the percentage ownership of that person, shares of common stock subject to stock options and purchase warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The beneficial ownership calculations are based on the Company's issued and outstanding common share balance of 60,758,754, as of December 31, 2007.

(3)  In 2004, NCI entered into a short-term exclusivity agreement with the Company related to a potential joint venture regarding the use, license or sublicense of the Company's TPF ThermoPlastic Flowforming™ technology.  In connection with this agreement, the Company issued to NCI common stock purchase warrants for a total of 1,400,000 shares at an exercise price of $0.20 per share.  NCI exercised these warrants in December 2004 and received 1,400,000 shares of Company common stock for a total purchase price of $280,000.  In February 2005, NCI and ECC entered into a 50:50 joint venture agreement and created a new company, LRM, to commercialize the Company's TPF ThermoPlastic Flowforming™ technology and process.  On May 15, 2006, NCI loaned ECC $500,000.  The loan is evidenced by a promissory note that provides for interest that accrues at a rate of 9 percent per annum and is due on August 15, 2008.  ECC has the right to prepay the promissory note at any time without penalty or premium of any kind, and NCI has the right to elect to convert all or any portion of the outstanding principal balance of, and accrued and unpaid interest on, the loan into common shares of the Company at a price of $0.45 per share.  The loan is secured by both a pledge of ECC's entire membership interest in LRM and the Company's guaranty of payment.  NCI has the immediately exercisable right to acquire beneficial ownership of a number of shares of the Company's common stock equal to (A) the principal balance ($500,000) plus all accrued and unpaid interest (which accrues daily from May 15, 2006 at an annual rate of 9 percent) on that certain promissory note issued by ECC, divided by (B) $0.45.  As of 60 days from December 31, 2007 (assuming no prior repayment or conversion of the promissory note), this will equal the right to acquire 1,311,111 shares, which amount is included in the reported figure in the table above.  On June 23, 2006, LRM entered into certain loan transactions with SunTrust Bank in order to provide financing for the purchase of new equipment.  In connection with such loan transactions, NCI provided (i) a guaranty for $2,240,000 and (ii) two letters of credit for a total of $1,110,000 to secure certain loans from SunTrust to LRM.  NCI and the Company are currently negotiating the terms of a potential arrangement whereby NCI could elect to repay on behalf of LRM a portion of LRM's obligations under the SunTrust loan transactions, in exchange for which NCI would be entitled to a number of shares of Company common stock equal to the Company's share of the repayment amount divided by a price to be determined.  On October 2, 2006, NCI purchased 6,349,206 Company "Units" at a price of $0.63 per unit.  Each Unit is composed of one share of Company common stock and one warrant entitling the holder to purchase one additional Company common share at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.  The reported figure includes the previously described warrant to acquire 6,349,206 shares of Company common stock.

(4)  The tabular disclosure reflects the holdings of Dr. Alexandru, to the extent of information provided by Dr. Alexandru to the Company.

(5)  Includes stock options granted to Dr. Nicholas Pappas to acquire 1,501,684 shares of Company common stock immediately exercisable through March 10, 2015, and does not include stock options to purchase 1,500,000 shares of Company common stock, which grant is subject to vesting criteria based on threshold performance goals for operations at LRM with vesting criteria as established during a period ending December 31, 2008.  The reported figure includes common stock in an amount of 144,900 shares held in the name of Dr. Pappas' wife, to which Dr. Pappas disclaims beneficial ownership.  The reported figure does not include rights to acquire 875,000 shares of Company common stock, which were transferred by gift to adult family members, to which Dr. Pappas disclaims beneficial ownership.  On October 2, 2006, Dr. Pappas purchased 100,000 Units at a price of $0.63 per Unit.  The reported figure includes the previously described warrant to acquire 100,000 shares of Company common stock.

(6)  The tabular disclosure reflects the holdings of Mr. Steve Pappas, to the extent of information provided by Mr. Pappas to the Company.  As of December 31, 2007, the disclosure includes stock options to acquire 2,000,000 shares of Company common stock exercisable immediately and until varying dates through April 13, 2016.  Includes 250,000 shares of common stock of the Company owned by Mr. Pappas' wife, to which Mr. Pappas disclaims beneficial ownership.  On October 2, 2006, Mr. Pappas purchased 100,000 Units at a price of $0.63 per Unit.  The reported figure includes the previously described warrant to acquire 100,000 shares of Company common stock.

(7)  Includes stock options to acquire 2,300,000 shares of Company common stock exercisable immediately and until varying dates through August 23, 2016.  The reported figure does not include stock options to acquire 100,000 shares of Company common stock held by Mr. Kazantzis' adult family members, to which Mr. Kazantzis disclaims beneficial ownership.  The reported figure does include an option to acquire 25,000 shares held in the name of a family member of Mr. Kazantzis who is a minor.  On October 2, 2006, Mr. Kazantzis purchased 100,000 Units at a price of $0.63 per Unit. The reported figure includes the previously described warrant to acquire 100,000 shares of Company common stock.

(8)  Includes stock options granted to acquire 1,635,535 shares of Company common stock immediately exercisable at varying dates through March 10, 2015, and does not include stock options to purchase 1,000,000 shares of Company common stock, subject to vesting criteria based on threshold performance goals for operations at LRM, with vesting criteria as established during a period ending December 31, 2008.  The reported figure does not include rights to acquire 400,000 shares of Company common stock, such stock option rights that were transferred by gift to adult family members, to which Dr. Verbicky disclaims beneficial ownership.

(9)  Includes stock options to acquire 1,200,000 shares of Company common stock exercisable immediately and until varying dates through March 10, 2015.  On October 2, 2006, Dr. Gerasimowicz purchased 79,365 Units at a price of $0.63 per Unit.  The reported figure includes the previously described warrant to acquire 79,365 shares of Company common stock.

(10)  Includes stock options to acquire 800,000 shares of Company common stock.  On October 2, 2006, Mr. Savelli purchased 100,000 Units at a price of $0.63 per Unit.  The reported figure includes the previously described warrant to acquire 100,000 shares of Company common stock.

(11)  Includes a stock option to acquire 225,000 shares of Company common stock immediately exercisable until September 20, 2015, and does not include 75,000 shares of the stock option purchase rights of that grant that Mr. Davidian transferred by gift to an adult third party.  Includes 73,260 shares indirectly owned by Mr. Davidian, which are held by a trust on behalf of Mr. Davidian's minor children and minor nieces.

(12)  Includes stock options to acquire 150,000 shares of Company common stock exercisable immediately and until August 23, 2016.  The reported figure does not include a stock option grant to acquire 150,000 shares of Company common stock that will vest on August 24, 2008, subject to Mr. Gillease remaining in his capacity as a director of the Company.  Upon vesting, the options are immediately exercisable until August 23, 2016.  On October 2, 2006, Mr. Gillease purchased 79,365 Company Units at a price of $0.63 per Unit.  The reported figure includes the previously described warrant to acquire 79,365 shares of Company common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	250,000	$0.575	1,351,368
Equity compensation plans not approved by security holders(2)	18,418,307	0.730	-

Total	18,668,307	0.730	1,351,368

___________________________

(1)                 Includes the Company's 1999 Stock Plan.
(2)                 The board of directors may issue options at its discretion

Item 12. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with Dr. Nicholas Pappas, Envirokare's former Chairman and CEO, in the principal amount of $100,000.  The note bore an interest rate of 8.5 percent per annum with interest payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest were payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the note holder could have been prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The promissory note was secured by a mortgage on property owned by the Company's wholly owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed on the sale of property that it held through its wholly owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property by Dr. Pappas, as discussed herein, upon closing of the property sale.  See Notes 5, 7, 8 and 13 to the Consolidated Financial Statements.

Independence of Directors

The Board has established guidelines to assist in determining director independence, which conform to the independence requirements of the NASD listing standards.  The Board considers all relevant facts and circumstances in making independence determinations.  The Board has determined that Dr. Verbicky, the Chief Executive Officer of LRM, is not independent and that the following directors are independent from the Company and management pursuant to its independence guidelines:  Mr. Davidian, Dr. Gerasimowicz, Mr. Gillease and Mr. Steve Pappas.

In addition to the independence standards set forth above, the Board evaluates additional independence requirements under applicable SEC rules for directors who are members of the audit committee.  If a director is considered independent pursuant to the standards as set forth above, the director will also be determined to be independent for purposes of being a member of our audit committee if the director:

·       does not directly or indirectly, including from certain family members, receive any consulting, advisory or other compensatory fee, from the Company (including its subsidiaries), except in such person's capacity as a director or committee member; and

·       is not an "affiliated person" of the Company (or any of its subsidiaries), meaning the director does not directly or indirectly (through one or more intermediaries) control, is not controlled by or is not under common control with the Company (and its subsidiaries), all within the meaning of the applicable securities law.

The following directors are independent for audit committee membership: Mr. Davidian, Dr. Gerasimowicz, Mr. Gillease and Mr. Pappas.

Item 13.   Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit	Description of Document

3.1	Company's Articles of Incorporation, as amended October 12, 1999 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999).

3.2	Company's By-laws, as amended and restated, as of November 14, 2007 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 16, 2007).

10.1	Revolving Demand Promissory Note between Envirokare Composite Corp. and LRM Industries, LLC, dated July 19, 2007 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007).

10.2	Revolving Demand Promissory Note between Nova Chemicals Inc. and LRM Industries, LLC, dated July 19, 2007 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007).

10.3	Agreement between Nova Chemicals, Inc. and Envirokare Composite Corp., dated July 19, 2007 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007).

10.4	Lease between Envirokare Composite Corp. and LRM Industries, LLC, dated February 24, 2005 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2005).

10.5	Joint Venture Security Agreement between the Envirokare Composite Corp. and LRM Industries, LLC, dated March 3, 2005 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2005).

10.6	Merger Agreement by and between the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc. and the shareholders of Thermoplastic Composite Designs, Inc., dated March 3, 2005 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2005).

10.7	Merger Schedule by and between the Company, Envirokare Composite Corp., Thermoplastic Composite Designs, Inc. and the shareholders of Thermoplastic Composite Designs, Inc., dated March 3, 2005 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2005).

10.8	Standstill Agreement by and between the Company and Steve Pappas, dated April 14, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 14, 2006).

10.9	Convertible Promissory Note between Envirokare Composite Corp. and Nova Chemicals, Inc., dated May 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.10	Pledge and Security Agreement between Envirokare Composite Corp. and Nova Chemicals, Inc., dated May 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.11	Guaranty between Envirokare Tech, Inc. and Nova Chemicals, Inc., dated May 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.12	Material Agreement Facility ($2.24 million) between LRM Industries, LLC and SunTrust Bank, dated June 23, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2006).

10.13	Material Agreement Facility ($560,000) between LRM Industries, LLC and SunTrust Bank, dated June 23, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2006).

10.14	Material Agreement Facility ($550,000) between LRM Industries, LLC and SunTrust Bank, dated June 23, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2006).

10.15*	Employment Agreement by and between the Company and George E. Kazantzis, dated October 1, 2006 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.16*	Employment Agreement by and between the Company and George E. Kazantzis, as amended, dated January 28, 2008.

10.17*	1999 Stock Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on March 8, 2000).

10.18*	Form of Stock Option Agreement

10.19	Consent to Extend Payment by and between the Company, ECC and Nova Chemicals, Inc., dated March 5, 2008.

21	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000).

23.1	Consent of PMB Helin Donovan, LLP to our Registration Statement on Form S-8 filed with the SEC on March 8, 2000.

23.2	Consent of Williams & Webster, P.S. to our Registration Statement on Form S-8 filed with the SEC on March 8, 2000.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

Item 14.   Principal Accountant Fees and Services

For	Year Ended 12-31-07 (PMB)	Year Ended 12-31-07 (Williams & Webster)	Year Ended 12-31-06 (Williams & Webster)

Audit Fees	$55,000	$18,081	$61,683
Audit Related Fees	$2,300	$0	$1,293
Tax Fees	$6,000	$0	$7,882
All Other Fees	$4,000	$0	$1,488

Total fees	$67,300	$18,081	$72,346

Audit Fees. These consist of fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. These consist of fees billed by our auditors for professional services rendered for travel and expenses.

Tax Fees. These consist of fees billed by for professional services for tax compliance, tax advice and tax planning.

All Other Fees. For fiscal 2007, the fees related to an analysis conducted by the auditor, at the Company's request, for the Company's basis for consolidation of LRM's business.  For fiscal 2006, the fees related to an analysis of comments received by the Company from the SEC.

The audit committee of the board of directors has concluded that fees charged to the Company by the principal accountant in categories other than audit fees, if any, are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the board of directors, or unless the services meet certain de minimis standards. The audit committee's charter (adopted, as amended, May 16, 2007) provides that the audit committee is responsible for:

  Pre-approval of all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by Section 10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002).
  Pre-approval of all non-audit services (other than certain de minimis services described in Section 10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries.

The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

ENVIROKARE TECH, INC.
TABLE OF CONTENTS

PMB Helin Donovan, LLP
 Certified Public Accountants & Business Consultant

The Board of Directors
Envirokare Tech, Inc.
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Envirokare Tech, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2007 and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP.
Certified Public Accountants
Spokane, Washington
March 25, 2008

Williams & Webster, P.S.
Certified Public Accountants & Business Consultant

The Board of Directors
Envirokare Tech, Inc.
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Envirokare Tech, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirokare Tech, Inc. as of December 31, 2006 and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 15, 2008

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$277,256	$1,520,596
Restricted cash	-	7,666
Trading securities	1,331,510	2,510,090
Accounts receivable	347,985	90,233
Inventory	153,860	13,607
Deposits and retainers	45,753	58,417
Prepaid expenses	485,194	663,139

TOTAL CURRENT ASSETS	2,641,558	4,863,748

PROPERTY AND EQUIPMENT
Equipment	4,863,696	4,334,563
Leasehold improvements	270,858	135,477
Less accumulated depreciation	(215,018)	(75,642)

TOTAL PROPERTY AND EQUIPMENT	4,919,536	4,394,397

OTHER ASSETS
Prepaid expenses - long term	-	170,458
Patents, net	6,254,449	6,671,804

TOTAL OTHER ASSETS	6,254,449	6,842,262

TOTAL ASSETS	$13,815,543	$16,100,407

L I A B I L I T I E S & S T O C K H O L D E R S ' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$633,720	$442,198
Accrued interest	2,470,495	1,515,671
Accrued wages	115,180	-
Deposits for stock purchase	-	433,000
Line of Credit	550,000	176,333
Loans payable, current portion	3,017,998	208,879
Notes payable, current portion	61,965	61,965

TOTAL CURRENT LIABILITIES	6,849,358	2,838,046

LONG-TERM LIABILITIES
Notes payable, net of current portion	7,447,011	9,138,648
Discount on notes payable - other	(56,200)	(217,574)

TOTAL LONG-TERM LIABILITIES	7,390,810	8,921,074

MINORITY INTEREST IN SUBSIDIARY	2,722,196	4,570,355

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 60,758,754 and 57,469,863 shares
issued and outstanding, respectively	60,758	57,470
Additional paid-in capital	25,657,468	24,471,710
Accumulated deficit	(28,865,047)	(24,758,250)

TOTAL STOCKHOLDERS' (DEFICIT)	(3,146,821)	(229,070)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13,815,543	$16,100,407

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2007	December 31, 2006

REVENUES	$775,807	$471,091

COST OF GOODS SOLD	(637,983)	(301,952)

GROSS PROFIT	137,824	169,139

E X P E N S E S
Consulting fees - related parties	-	1,255,730
Consulting fees - other	130,960	157,065
Board of directors fees	335,680	279,070
Rent	104,410	131,792
General and administrative	1,435,576	809,670
Depreciation and amortization	552,153	470,489
Professional fees	230,003	824,396
Research and development	382,011	192,217
Wages and salaries	1,394,928	1,224,013

TOTAL EXPENSES	4,565,721	5,344,441

LOSS FROM OPERATIONS	(4,427,897)	(5,175,302)

OTHER INCOME (EXPENSES)
Gain (loss) on sale of assets	(85,962)	31,039
Loss on impairment	-	(12,000)
Other income	177,482	1,468
Unrealized loss on investments	(288,228)	-
Interest expense	(1,330,350)	(1,305,773)

TOTAL OTHER EXPENSE	(1,527,059)	(1,285,266)

LOSS BEFORE INCOME TAXES	(5,954,956)	(6,460,568)

INCOME TAXES	-	-

MINORITY INTEREST ALLOCATION	1,848,159	1,150,814

NET LOSS	$(4,106,797)	$(5,309,753)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.07)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	59,837,711	47,594,332

The accompanying notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Number of Shares	Amount

Balance, December 31, 2005	44,247,032	$44,247	$16,835,741	$(19,448,496)	$(2,568,508)

Stock option issued in settlement, at an exercise price of $0.965 per share	-	-	413,880	-	413,880

Stock warrants and options exercised for accrued wages payable
of $250,000 (warrants, 300,000 shares; options, 171,142 shares)	471,142	471	249,529	-	250,000

Stock options granted at between $.60 and $.75 per share	-	-	656,845	-	656,845

Stock warrants exercised at $.20 and $.24 per share for stock credit payable
of $137,000	670,833	671	136,329	-	137,000

Stock issued in private placement at $.63 per share for cash proceeds of $4,663,832, stock credit of $63,000 and for accounts payable
of $88,168	7,642,856	7,643	4,807,357	-	4,815,000

Stock options exercised between $.23 and $.30 per share for cash proceeds of
$174,751, expenses of $12,125 and wages payable of $11,000	800,000	800	186,076	-	186,876

Stock warrants exercised at between $.20 and $.50 per share for $840,000 cash
proceeds and accrued wages payable of $44,000	3,638,000	3,638	880,362	-	884,000

Beneficial conversion feature granted at $.45 per share for Nova loan
and accrued interest payable	-	-	305,590	-	305,590

Net loss for the period ended December 31, 2006	-	-	-	(5,309,753)	(5,309,753)

Balance, December 31, 2006	57,469,863	$57,470	$24,471,709	$(24,758,249)	$(229,069)

Stock warrants exercised at between $.24 and $.40 per share	3,039,517	3,040	924,100		927,140

Stock option grant vesting	-	-	277,680	-	277,680

Stock options granted with an exercise price of $45 per share	-	-	31,960	-	31,960

Stock options exercised at $.23 per share, conversion at $0.80 per share	249,374	249	(249)	-	-

Beneficial conversion feature granted at $.45 per share for Nova loan
and accrued interest payable	-	-	(47,733)	-	(47,733)

Net loss for the period ended December 31, 2007	-	-	-	(4,106,797)	(4,106,797)

Balance, December 31, 2007	60,758,754	$60,759	$25,657,469	$(28,865,047)	$(3,146,819)

The accompanying notes are an integral part of these consolidated financial statements

.F-5

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,106,797)	$(5,309,753)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(1,848,159)	(1,150,814)
Depreciation and amortization	552,153	470,489
Impairment of molds	-	12,000
Amortization of debt discount	101,374	319,989
Unrealized loss on investments	288,228	-
Common stock and options issued for consulting fees	309,640	1,070,725
Common stock issued for payment of expenses	-	100,293
Common stock issued for payment on stock exercise credit	-	200,000
Common stock issued for payment of wages	-	261,000
Changes in assets and liabilities:
Accounts receivable	(275,752)	331,053
Inventory	(140,253)	(13,607)
Deposits and retainers	12,664	19,835
Prepaid expenses	348,402	216,651
Accounts payable	224,427	125,299
Accrued compensation	115,180	(62,973)
Accrued interest payable	954,823	792,775
Gain on sale of property	-	(31,308)
Loss on sale of assets	85,961	-

Net cash used by operating activities	(3,378,109)	(2,648,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trading securities	890,351	(2,510,089)
Purchase of equipment	(639,717)	(3,787,050)
Leasehold improvements	(135,381)	(135,477)
Proceeds from sale of equipment	29,200	-
Proceeds from sale of land and building	-	440,000

Net cash used in investing activities	144,453	(5,992,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	7,666	-
Payment of notes payable, related parties	-	(1,590,812)
Payments on notes payable and line of credit	(673,342)	(182,483)
Proceeds from borrowing	-	3,461,000
Proceeds from borrowing, related party	1,780,519	-
Proceeds from sale of common stock	927,140	5,678,584
Deposit for stock purchase	(433,000)	433,000
Proceeds from line of credit	373,667	176,333

Net cash provided by financing activities	1,982,650	7,975,621

Net increase (decrease) in cash (including restricted cash)	(1,251,006)	(665,340)

Cash and cash equivalents, beginning of period	1,528,262	2,193,604

Cash and cash equivalents, end of period	$277,256	$1,528,263

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$229,397	$155,498

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Equipment acquired via capital lease	$-	$610,200
Common stock issued for accrued compensation	$-	$-
Accrued interest imputed on Note to merger entity shareholders	$2,290,762	$760,329
Receivable due to LRM (services in kind from Nova)	$436,376	$770,458
Stock issued in settlement of accounts payable	$-	$44,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The foregoing audited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for audited financial information and with the instructions to Form 10-KSB and Regulation S-B as promulgated by the SEC.  Accordingly, these financial statements include all of the disclosures required by GAAP in the United States of America ("United States") for complete financial statements.  These audited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007  In the opinion of management, the audited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the period presented.

The preparation of financial statements in accordance with GAAP in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the financial statements of Envirokare Tech, Inc. (the "Company," "Envirokare," "we," "us" or "our").  Accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

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

In March 2005, the Company also announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals Inc. ("NCI"), an indirect wholly owned subsidiary of Nova Chemicals Corp. ("Nova"), to create a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities that were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services. The joint venture is being accounted for as a majority control subsidiary, with NCI's interest treated as a minority interest.  The subsidiary is fully consolidated in the Company's financial statements.  These consolidated financial statements include 100 percent of LRM and ECC operating activities with NCI's interest treated as a minority interest.

The Company's joint venture interest has a current operating strategy that is based on developing products to be manufactured by the TPF ThermoPlastic Flowforming™ process, as well as marketing the TPF ThermoPlastic Flowforming™ technology to potential sublicensees.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Board 51 ("ARB No. 51")" ("FIN 46"), and amended it by issuing Interpretation No. 46(R) ("FIN 46(R)") in December 2003.  FIN 46 and FIN 46(R) require certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new and variable interest entities created or acquired after January 31, 2003.  The Company believes that it meets the definition of the primary beneficiary of LRM and, accordingly, consolidates the business of LRM in its Consolidated Financial Statements.  The Company's Consolidated Financial Statements include the following entities:  ECC, TCD and LRM.  See Note 2 under "Principles of Consolidation."

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

Cash and Marketable Securities

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The other account consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which are insured.  LRM maintains its domestic cash in one commercial depository account, which is insured by the FDIC for up to $100,000.  For the years ended December 31, 2007 and 2006, the Company's consolidated cash balance exceeded the FDIC's insurability limits in the amounts of $1,408,767 and $3,838,351, respectively.

Following guidance from Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.  See Note 3.

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

Compensated Absences

Employees of the Company are not entitled to paid vacation, paid sick days or other personal time off.  Accordingly, the accompanying financial statements do not include an accrual for such expenses.  LRM does provide vacation and sick pay to its employees, and the financial statements reflect unused vacation and sick day payments made to employees, as made on the last day of the 2007 fiscal year.

Conventional Convertible Debenture

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company initially allocates proceeds received from convertible notes or securities to warrants granted to the note holders.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders' equity.  The discounts are amortized over the life of the loans.

In accordance with EITF Issue No. 98-5, "Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), and EITF 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.  See Note 7.

Derivative Instruments

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

During the years ended December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

For the years ended December 31, 2007 and 2006, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered anti-dilutive:

	December 31, 2007	December 31, 2006

Conventional convertible debt	1,269,444	1,169,444
Stock options	18,418,307	18,668,307
Warrants	9,592,856	14,684,106

Total outstanding anti-dilutive securities	29,280,607	34,521,857

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, receivables, accounts payable, notes payable and accrued liabilities and expenses.  All instruments are accounted for on an historical basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and December 31, 2006.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   The Company has significant operating losses and an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  The Company's plans regarding those concerns are addressed in the following paragraphs.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  See "Liquidity and Capital Resources" in Part II, Item 6 above.

As indicated in the accompanying financial statements, the Company has incurred an accumulated deficit of $28,865,047, which includes net losses of $4,106,797 and $5,309,753 for the years ended December 31, 2007 and 2006, respectively.  The Company also had negative cash flows for the same periods and had revenues of $775,807 and $471,091 for the years ended December 31, 2007 and 2006, respectively.

The change in revenues realized for the years ended December 31, 2007 and 2006, of $304,716, was not significant.  The low revenue numbers for the respective periods are primarily due to the relocation of operating facilities for LRM during 2006 and start-up of commercial production during 2007.  The Company, through its interest in the LRM joint venture, is currently marketing the TPF ThermoPlastic Flowforming™ technology which will, if successful, mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that it has sufficient cash on hand to fund its current operations through December 31, 2008.  Management plans to fund operations from sales of its debt and equity and cash on hand, in the near-term, and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming™ technology on an ongoing basis.  The Company has historically raised equity capital through the sale of its common and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  Management has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and non-reinforced thermoplastic composite, through its 50 percent interest in LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.  We expect LRM to realize licensing fee revenues in the near future.  Our Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Guarantees and Restricted Cash

During the year ended December 31, 2005, LRM secured a loan from SunTrust Bank that was accounted for as a capital lease for purposes of acquiring a key component of production line equipment.  LRM borrowed the funds required to acquire the equipment and began making payments on this obligation over a five-year period, commencing in January 2006.  The Company showed the remaining cash received from this financing as "restricted cash" on its Consolidated Balance Sheets, and the restricted cash was released by SunTrust Bank and deposited into LRM's operating account during the year ended December 31, 2007.  LRM acquired additional equipment under the terms as previously set forth, and secured additional borrowings from SunTrust Bank during the year ended December 31, 2006, to facilitate these equipment acquisitions.  See Note 8.

During the year ended December 31, 2005, LRM guaranteed a note payable to former TCD shareholders, which note is payable by ECC.  The net present value of the note payable to former TCD shareholders was calculated as $5,657,208.  Accrued interest for the years ended December 31, 2007 and 2006 was $851,568 and $760,329, respectively, which amounts have been added to the respective year-end balances of the note payable.  The total added to the net present value of the note payable from inception is $2,290,762.  ECC accounts for this note payable, and the Company includes the value of this note payable, through consolidation of ECC's business activities, although the Company's subsidiary, LRM, maintains a guarantee of this note payable.  See Note 8.

Impaired Asset Policy

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").  SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  This statement is effective beginning for fiscal years after December 15, 2001.  See Note 6.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.  See Note 4.

Principles of Consolidation

The Company's financial statements include the accounts of the Company and its wholly owned subsidiaries.  In accordance with FIN 46(R), the Company believes that it meets the definition of the primary beneficiary of LRM and consolidates the business of LRM in its Consolidated Financial Statements.  All material intercompany transactions and accounts have been eliminated in our Consolidated Financial Statements.  See Note 1.

Provision for Taxes

Income taxes are calculated based upon the liability method of accounting in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109").   In accordance with SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow for recognition of such an asset.  See Note 12.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51 ("ARB No. 51").  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent's owners and the interests of the noncontrolling interests of the subsidiary. SFAS No. 160 becomes effective for annual reports filed on or after December 15, 2008.  The adoption of SFAS No.160 may result in the NCI minority interest being reclassified as equity.

In December 2007, FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141").  In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Acquisition costs are required to be reported separately from the assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) also amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Company's long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  The adoption of SFAS No. 159 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires an employer to recognize the overfunded or underfunded positions of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  The adoption of SFAS No. 158 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140" ("SFAS No. 156").  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special purpose entity ("SPE") in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  SFAS No. 156 further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, "Accounting for Debt and Equity Securities," provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  The adoption of SFAS No. 156 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155").  SFAS No. 155 establishes the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as well as eliminating a restriction on the passive derivative instruments that a qualifying SPE may hold under SFAS No. 156.  SFAS No. 155 allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument.  SFAS No. 156 previously prohibited a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The adoption of SFAS No. 155 had no material effect on the Company's financial condition or results of operations for the fiscal year ended December 31, 2007.

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

Cost of Sales

Cost of sales consist of the cost of products sold, commissions and inbound shipping charges, net of freight recovered from customers and packaging supplies, labor and allocation of overhead costs.

Use of Estimates

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the Consolidated Financial Statements.

NOTE 3 - MARKETABLE SECURITIES

Following guidance from SFAS No. 115, the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "other income."   For the year ended December 31, 2007, the Company's unrealized loss on marketable securities was $288,228.

As of December 31, 2007, the current portfolio of marketable trading securities is carried at fair market value at the balance sheet date.  Marketable trading securities included in the current assets had costs of $1,619,738 and $2,510,089 for the years ended December 31, 2007 and 2006, respectively.

Interest received in the amount of $72,404 and cash dividends received in the amount of $88,302 were included in the determination of net income for the year ended December 31, 2007, and these amounts are reflected in the cost of the marketable trading securities for the year ended December 31, 2007.

A net realized gain on the sale of marketable trading securities, interest received and cash dividends received in amounts of $889, $3,152 and $6,256, respectively, were included in the determination of net income for 2006 and are reflected in the cost of the marketable trading securities for the year ended December 31, 2006.

The unrealized loss for the year ended December 31, 2007 was $288,228.  The unrealized gain for the year ended December 31, 2006, was $21,548, respectively.  These amounts have not been included in the trading securities account as of those respective periods.  Portfolio transaction costs in an amount of $255 and $208 were expensed during the years ended December 31, 2007 and 2006, respectively.

NOTE 4 – INVENTORY

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151").  SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, or spoilage.  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.  For the years ended December 31, 2007 and 2006, the Company did not incur losses from write-downs to market.  For the years ended December 31, 2007 and 2006, LRM was in the process of relocating its operations from Mims, Florida to Rockledge, Florida.  LRM experienced idle facility costs as a consequence of this relocation activity, and expensed certain plant operating costs of $395,547 and $59,942, respectively, to the general and administrative and rent accounts to reflect these idle facility costs.

Inventories at December 31, 2007 and December 31, 2006 consist of the following:

	December 31, 2007	December 31, 2006

Materials	$ 152,160	$ 13,607
Finished goods	1,700	-

	$ 153,860	$ 13,607

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  Equipment, including molds, is depreciated over its estimated useful life once placed in service.  During the year ended December 31, 2007, LRM sold an in-line extruder, a production press and a forklift recognizing a loss on the sale of these assets of $85,962, while realizing net cash proceeds from the equipment sales of $29,200.  Depreciation expense for the years ended December 31, 2007 and 2006 was $134,798 and $52,326, respectively.  Amortization expense for the years ended December 31, 2007 and 206 was $28,590 and $13,548, respectively.

The following is a summary of the Company's equipment, leasehold improvements and related accumulated depreciation and amortization at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006

Office equipment	$ 183,709	$ 7,894
Equipment	4,679,987	4,326,669
Leasehold improvements	270,858	135,477

	5,134,554	4,470,040

Less: Accumulated depreciation	(215,018)	(75,642)
and amortization
	$ 4,919,536	$ 4,394,398

During the year ended December 31, 2006, the Company closed on the sale of property that it held through ECC.  The sale included all land, buildings and lease rights for the Company's property located in Mims, Florida.  The property was sold to a private interest, and the property is no longer used in the Company's business.  See Notes 7, 8, 11 and 13.

NOTE 6 - INTANGIBLE ASSETS

In December 2007, FASB issued SFAS No. 141(R), which replaces SFAS No. 141.  In June 2001, FASB issued SFAS No. 142.  In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Acquisition costs are required to be reported separately form the assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141 (R) also amends SFAS No. 142 to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  Generally, SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company has adopted SFAS No. 142.  Application of the nonamortization provision of SFAS No. 142 has resulted in no material change to the Company's financial condition or results of operations.  SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

Intangible assets are tested for impairment on an annual basis.  At December 31, 2007, the Company has determined that the carrying value of its intangible assets, as described below, is fully recoverable.

Patent Acquisition Costs and Technology Rights

In March 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly owned subsidiary, ECC.  The transaction combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the merger with TCD into ECC, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  In conjunction with the purchase price for TCD, including the real property and equipment of TCD, the intangible asset obtained in the acquisition of TCD was incorporated into and recorded as a net patent value on the Company's balance sheet.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  As of December 31, 2007, the net patent value was $6,254,449.

The Company has four patents relating to the TPF Thermoplastic Flowforming™ technology.

NOTE 7 - CONVERTIBLE DEBENTURES, CONVENTIONAL CONVERTIBLE DEBENTURES AND NOTES PAYABLE TO SHAREHOLDERS

Convertible Debenture

During the year ended December 31, 2006, the Company and NCI entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of 9 percent per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the noteholder may be prepaid or paid in advance, in whole or in part, at any time, without premium or penalty.  NCI, in its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  Subsequent to the year ended December 31, 2007, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the promissory note agreement, remain in effect.  See Notes 8, 11, 14 and Exhibit 10.18 to this Annual Report on Form 10-KSB.

The fair value ascribed for the beneficial conversion feature on the loan principal, in an amount of $500,000 and representing a conversion to acquire up to 1,111,111 shares of the Company's common stock, is $0.206 per share.  With respect to the conversion of accrued interest due on the loan principal, the fair value ascribed for the beneficial conversion feature, for the periods ended December 31, 2007, September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, was $0.037, $0.077, $0.193, $0.183, $0.259, $0.337 and $0.206 per share for the respective periods, and represents a conversion right to acquire up to 158,333 shares of the Company's common stock for the year ending December 31, 2007.  This beneficial conversion feature is fully exercisable for up to two years from the date of the note.  The Company used the assumptions of a 9 percent interest rate, volatility of 64 percent and a period ranging from 105 days to 730 days to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued, for the year ended December 31, 2007.  The Company used the assumptions of an 8 percent and 9 percent interest rate, volatility of 75 percent and a two-year period to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of principal debt and for conversion of interest accrued, for the year ended December 31, 2006.  The calculated fair value of the beneficial conversion feature on the note was $228,889 as of both December 31, 2007 and December 31, 2006.  The beneficial conversion value of the accrued interest was $12,268, with respect to year ended December 31, 2007, and $16,612 for the year ended December 31, 2006.  These amounts have been recorded as a discount on the debt issued and are being amortized over the life of the note.  During the years ended December 31, 2007 and 2006, the Company has amortized the discount on debt for the note and conversion feature on the accrued interest, in the amounts of $113,640 and $87,927, respectively.  The accumulated amortization for the discount on debt relating to this promissory note, including the conversion feature on the accrued interest, for the years ended December 31, 2007 and 2006 was $201,567 and $87,927, respectively.  The amortization previously described is reflected in the financial statements as a charge to interest for the period ended.  During years ended December 31, 2007 and 2006, the Company had accrued interest on the loan payable in the amount of $45,000 and $26,250, respectively.  The Company has pledged its interest in LRM as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM is considered by the Company as an off-balance sheet arrangement.  See Notes 8, 11 and 13.

Notes Payable to Shareholders

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a former Company director, in the principal amount of $100,000.  The Company paid this note, including accrued interest, in full, during the year ended December 31, 2006.  See Notes 5, 8, 11 and 13.

During the year ended December 31, 2003, the Company entered into a promissory note arrangement with two shareholders, in the principal amount of $100,000.  The note bore interest at a rate of 15 percent per annum, with principal and interest payable in 36 equal monthly installments of $3,467, commencing September 1, 2003.  Three common stock warrants were attached to each dollar of debt, with an exercise price of $0.20 per share.  During the year ended December 31, 2006, the Company paid this note in full.  See Note 8.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  The note bore interest at a rate of 15 percent per annum, with principal and interest payable in 36 equal monthly installments of $6,933, commencing January 1, 2003.  Three common stock warrants are attached to each dollar of debt, with an exercise price of $0.20 per share.  During the year ended December 31, 2006, the Company paid this note in full.  See Notes 8 and 11.

In December 2003, with the exception of the notes discussed in the three preceding paragraphs, the Company rolled all of its remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bore interest at a rate of 12 percent per annum, with interest payments made in equal monthly installments of varying amounts, commencing January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  During the year ended December 31, 2006, the Company paid these new notes in full, by making aggregate principal payments to note holders in an amount of $1,375,890.  See Notes 8 and 11.

NOTE 8 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at December 31, 2007 and December 31, 2006, is as follows:

	December 31, 2007	December 31, 2006

Note payable, interest payable at 9 percent, loan maturing in August 2008 (see Notes 11 and 14)	$ 500,000	$ 500,000

Note payable, interest accrued at 10 percent, payable at an	61,965	61,965
undetermined date (see Note 13), uncollateralized

Loan agreements at SunTrust Bank, maturing at	418,620	508,294
various dates in 2006, 2007 and 2010,
collateralized by equipment

Line of credit at SunTrust Bank, revolving	550,000	176,333
debt, monthly interest at LIBOR plus 1.25 percent, payments commenced May 2007

Loan agreements at SunTrust Bank, monthly	2,100,000	2,682,024
interest at LIBOR plus 1.25 percent to 2 percent, maturing in 2011, collateralized by Nova guarantees
Note payable by LRM to Nova, uncollateralized	1,841,058	-
demand loan with no maturity (see Note 11)

Note payable to TCD shareholders (net present value),	7,947,970	7,096,402
12 percent discount rate, maturing at various dates
through 2013. Note value includes accrued interest
payable

Less: Current portion of Long-Term Debt	(3,681,840)	(1,047,176)

Total Long-Term Debt	$ 9,737,773	$ 9,977,842

Loan maturities for each of the five years following December 31, 2007 are as follows:

2008	$ 3,681,840
2009	2,739,323
2010	750,480
2011	200,000
2012	3,000,000

$ 10,371,643

During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, ECC and NCI, in the amounts of $1,939,000 and $1,789,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during the year ended December 31, 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   Included in the previously described financing, is a financing commitment from ECC and NCI to finance capital equipment expansion at LRM's Rockledge facility.  Funds in the amount of $1.25 million have been made available to LRM on the same terms as previously described, including $350,000 and $200,000 of the financing commitment provided by each of ECC and NCI, respectively, during the year ended December 31, 2007.  The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,464,000 for each partner.

Additionally, during the year ended December 31, 2007, ECC and NCI also entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the Consolidated Financial Statements.  The note amount due to NCI, including interest in an amount of $1,841,058, as of December 31, 2007, has been included in the above table as maturing in 2007.  See Note 11.

Subsequent to the year ended December 31, 2007, the Company announced that NCI had extended the term of the promissory note that NCI holds and which is payable by the Company, with a principal amount of $500,000 shown in the table above, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the promissory note agreement, remain in effect.  See Notes 7, 11, 14 and Exhibit 10.18 to this Annual Report on Form 10-KSB.

During the year ended December 31, 2006, LRM entered into three loan agreements with SunTrust Bank that provide for borrowings of up to $2.24 million and $560,000 and a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in its Rockledge, Florida facility.  These loan agreements provide for interest at the rate of LIBOR plus 2 percent, LIBOR plus 1.25 percent and LIBOR plus 1.25 percent, respectively, with interest payments having commenced in July 2006 and principal repayments having commenced in November 2006 with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility provides funds in the form of a revolving master borrowing loan, or line of credit, with interest currently due and payable on the loan principal amount.  Interest on this line of credit is calculated at a rate of 6.57 percent per annum, calculated monthly based on the outstanding loan balance at that time.  For the year ended December 31, 2007, the $2.24 million and $560,000 loans and $550,000 line of credit described herein were fully-drawn against by LRM, and these amounts and remaining balances are reflected in the respective loan agreements and line of credit disclosures in the above table.  Repayment on the $2.24 million and $560,000 loan facilities commenced during November 2006, with no repayment on the line of credit having commenced during the year ended December 31, 2007.  The balance owing on the line of credit as of December 31, 2007 was $550,000.  The balance remaining on the $2.24 million and $560,000 loan facilities as of December 31, 2007 was $1,680,000 and $420,000, respectively, totaling $2,100,000 in the aggregate.

Additionally, during the years ended December 31, 2006 and 2005, LRM secured two loans for purposes of acquiring key components of production line equipment.  During the years ended December 31, 2007 and 2006, these equipment loan agreements held by SunTrust Bank are valued at $418,620 and $508,294, respectively, and LRM recorded the equipment in its property, plant and equipment upon delivery during the year ended December 31, 2006.  LRM makes monthly payments on these loan obligations, in amounts of $8,024 and $5,047, respectively, for agreements that have five-year terms, with payments that commenced in January 2006.  For the year ended December 31, 2006, the Company showed the remaining cash received from this financing, including interest, in an amount of $7,666 as restricted cash on its Consolidated Balance Sheet.  The restricted cash was released by SunTrust Bank and deposited into LRM's operating account, during the period ended December 31, 2007, and LRM has no restricted cash balance as of the year ended December 31, 2007.

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with a former director, in the principal amount of $100,000.  The Company paid this note, including accrued interest, in full, during the year ended December 31, 2006.  See Notes 5, 7, 11 and 13.

During the year ended December 31, 2006, the Company completed its payment obligations under two uncollateralized promissory notes paid, which paid interest at an annual rate of 15 percent.  See Notes 7 and 11.

During the year ended December 31, 2006, the Company satisfied its obligations under a series of uncollateralized promissory notes, making principal payments to note holders in an aggregate amount of $1,375,890.  The notes paid interest at an annual rate of 12 percent.  See Notes 7 and 11.

During the year ended December 31, 2006, the Company satisfied its obligations under an uncollateralized loan agreement, making full payment, including principal and interest, in an amount of $8,028.  The loan, bearing an annual interest rate of 12 percent, was to mature in October 2008.  See Notes 7 and 11.

NOTE 9 - COMMON STOCK

The Company issued 1,235,350 shares during the year ended December 31, 2007, pursuant to warrant exercises by warrant holders.  Additionally, during the three months ended March 31, 2007, the Company completed a warrant exercise by issuing 1,804,167 shares.  The exercise price of these warrants ranged from $0.24 per share to $0.40 per share, resulting in cash proceeds to the Company of approximately $927,140.  See Note 10.

During the year ended December 31, 2007, the Company issued 249,374 shares of common stock upon exercise of options in a cashless transaction.  The options required to complete the cashless transaction totaled 350,000 shares of Company common stock, of which 100,626 shares were utilized to effect the cashless transaction.  The exercise price for the options issued was $0.23 per share, and the value used to convert the options for the cashless exercise was $0.80 per share.  See Note 10.

During the year ended December 31, 2006, the Company completed a private placement offering of its securities, pursuant to which the Company sold 7,642,856 units ("Units") to offering participants at a price of $0.63 per Unit.  Each Unit is composed of one share of Company common stock and an accompanying warrant to acquire one share of Company common stock, subject to vesting criteria as contained within the respective offering agreements.  See Notes 10 and 11.  From the offering, the Company realized $4,663,832 in cash proceeds, with $88,168 set-off against accounts payable for expenses and $63,000 applied to a part of a legal settlement with Mr. Steve Pappas as a part of a legal settlement.  See Note 13.  Additionally, the Company issued 4,220,833 shares of its common stock pursuant to exercise of warrants at prices ranging from $0.20 to $0.24 per share, resulting in cash proceeds to the Company of approximately $840,000 and $63,000 in partial payment of a legal settlement with Mr. Steve Pappas as a part of a legal settlement in an amount of $137,000.  The Company also issued 88,000 shares of its common stock when warrants were exercised at a price of $0.50 per share for a total of $44,000, which was set-off against accrued wages payable.  Additionally, 971,142 shares were issued when stock options were exercised at prices ranging from $0.23 to $0.965 per share for a total of $174,751 in cash proceeds to the Company, with $12,125 set-off against accounts payable for expenses and $141,000 set off against compensation payable.  An additional 300,000 shares were issued when stock warrants were exercised at a price of $0.40 per share for a total of $120,000, with the stock issuance set-off against compensation payable.  See Notes 10 and 11.

Stock Repurchase Program

On October 5, 2007, the Company announced that its board of directors had approved and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding common stock during the next two years of up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the share repurchase two-year period will end on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Company intends to fund all repurchases with its available cash on hand, and all shares of common stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  For the year ended December 31, 2007, the Company had not repurchased any of its common stock under the stock repurchase program.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Valuation and Expense Information under SFAS No. 123 and SFAS No. 123(R)

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for stock options and other equity instruments.  The Company adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with SFAS No. 123, the fair value of stock options and warrants granted were estimated using the Black-Scholes option price calculation.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the bond equivalent yields that corresponds to the pricing term of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the Company's stock price.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123(R)").  SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) establishes standards for the accounting for stock-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123(R) covers a wide range of stock-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company has accounted for stock-based payment transactions pursuant to guidance provided within SFAS No. 123(R).  The Company believes that the impact on its financial condition and results of operations for the respective reported periods resulting from any stock-based transaction is not material.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits for the years ended December 31, 2007 and 2006.  Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The following assumptions were made to value the stock options and warrants for the year ended December 31, 2007: risk-free interest rate of 4 percent per annum, volatility of 64 percent and a term of ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2006: risk-free interest rate of 8 percent to 9 percent per annum, volatility of 75 percent and terms ranging from two to ten years.

Stock Options

In September 1999, the Company's board of directors adopted the Envirokare Tech, Inc. 1999 Stock Plan for the purpose of attracting, retaining and motivating employees, directors and consultants of the Company.  The shareholders approved the 1999 Stock Plan at their annual meeting in May 2000.  As adopted, the 1999 Stock Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to awards under the 1999 Stock Plan.  In September 1999, the Company's board of directors approved the granting of non-qualified options under the 1999 Stock Plan to purchase an aggregate 1,150,000 shares of common stock.  In June 2000, the Company's board of directors voted to adjust the number of shares of Company common stock authorized for issuance under the 1999 Stock Plan from 2,000,000 to 4,000,000, pursuant to the anti-dilution provisions of the 1999 Stock Plan, to reflect the 2-for-1 split of the Company's common stock effected in March 2000.  The Company's board of directors also voted to make corresponding adjustments to the number of shares subject to previous option grants and to the exercise prices for such options.

All of the options granted by the Company under the 1999 Stock Plan are exercisable upon issuance.  The 1999 Stock Plan restricts sales for shares received upon exercise of non-qualified options, limiting each optionee to sales in any year of option shares equal to 25 percent of the total number of shares received under the optionee's grant.  The 1999 Stock Plan requires early exercising of the stock options for various reasons, including employment termination, separation from services or employment and cancellation or completion of consulting contracts.

The Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC in March 2000 to register 1,150,000 shares (2,300,000 shares as adjusted for the stock split) of common stock authorized for issuance under the 1999 Stock Plan.  In September 2000, the Company filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 to register the remaining 1,700,000 shares under the Securities Act.

In conjunction with the adoption of SFAS No. 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the vesting period for the options granted.  Share-based compensation expense related to stock options was $277,680 and $656,845 for the years ended December 31, 2007 and 2006, respectively, and was recorded in the financial statements as a component of consulting fees expense.

The aggregate intrinsic value of $864,726 of options outstanding as of December 31, 2007 is based on the Company's closing stock price of $0.40 on that date and represents the total pre-tax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date.

Summarized information about stock options outstanding and exercisable at December 31, 2007 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price

$ 0.230	5,086,623	5.87	$ 0.230	5,086,623	$ 0.230
0.440	100,000	9.94	0.440	100,000	0.440
0.575	250,000	1.75	0.575	250,000	0.575
0.600	675,000	8.65	0.600	525,000	0.600
0.640	500,000	8.76	0.640	500,000	0.600
0.750	600,000	7.73	0.750	600,000	0.750
0.940	1,300,000	0.15	0.940	1,300,000	0.940
0.965	9,906,684	7.33	0.965	7,406,684	0.965

$ 0.230 - 0.965	18,418,307	6.47	$ 0.730	15,768,307	$ 0.700

Equity Compensation Plan Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance

1999 Stock Plan	250,000	$ 0.575	1,351,368

Following is a summary of the Company's stock option activity during the years ended December 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	17,514,449	$ 0.680

Exercised	(971,142)	0.330
Expired	(250,000)	0.400
Granted	675,000	0.600
Granted	500,000	0.640
Granted	1,200,000	0.965

Options outstanding at December 31, 2006	18,668,307	$ 0.720

Exercised	(350,000)	0.230
Granted	100,000	0.440

Options outstanding at December 31, 2007	18,418,307	$ 0.720

The fair value calculated for options not vested is $1,951,111 and $2,228,792 for the years ended December 31, 2007 and 2006, respectively.  These options vest under varying conditions and at varying times through December 31, 2008, as described below.

During the year ended December 31, 2007, the Company issued an option grant to a consultant to purchase up to 100,000 shares of Company common stock, in recognition of services provided by the consultant to the Company.  The strike price for this option grant is $0.44 per share with a term of ten years.  During the period ended December 31, 2007, the Company recognized an expense to "consulting fees-other" of $31,960 as the fair value ascribed to the options granted.

During the year ended December 31, 2007, the Company issued 249,374 shares of common stock upon exercise of options in a cashless transaction.  The options required to complete the cashless transaction totaled 350,000 shares of Company common stock, of which 100,626 shares were utilized to effect the cashless transaction.  The exercise price for the options issued was $0.23 per share, and the value used to convert the options for the cashless exercise was $0.80 per share.  See Note 9.

During the year ended December 31, 2006, with respect to pending litigation, the Company and Mr. Steve Pappas entered into a settlement agreement, dated April 14, 2006, wherein Mr. Pappas: (1) received an option to purchase 1,200,000 shares of the Company's common stock at a strike price of $0.965 per share, with such option being exercisable for a ten-year period, and subject to other restrictions as contained in the option agreement,  (2) received a credit to exercise Company options or warrants held in his name, in an amount of $200,000, which credit was utilized during fiscal 2006 and represented an approximate exercise of up to 670,800 shares of common stock, (3) entered into a standstill agreement that provides that Mr. Pappas, and his assigns, may not vote shares of the Company's common stock held in his name for a period of five years, and (4) entered into a release agreement to end the voting trust created in his name, in order to facilitate the establishment of the standstill agreement.  The assumptions used to calculate the fair value of the options issued to Mr. Pappas are presently contained in this Note 10 as a risk-free interest rate of 8 percent per annum, volatility of 75 percent and a term of ten years.  The expense recorded during the period ended June 30, 2006 is allocated to "professional fees-related parties" in an amount of $413,880.  See Notes 11 and 13.

During the year ended December 31, 2006, the Company granted 500,000 options to the Company's Chairman and Chief Executive Officer, Mr. Louis F. Savelli, 300,000 options and 250,000 options to two board members, Mr. Paul G. Gillease and Mr. George E. Kazantzis, respectively, and 125,000 options to a consultant.  The strike price for these options were $0.64 per share (with respect to Mr. Savelli) and $0.60 per share (with respect to Messrs. Gillease, Kazantzis and the consultant).  Of these grants, an option to purchase 300,000 shares granted to Mr. Gillease vested one-half during the year ended December 31, 2007, with one-half vesting two years after the date of issuance, provided that Mr. Gillease remains as a director with the Company.  Due to the vesting criteria established for Mr. Gillease, during the year ended December 31, 2007, the Company recognized one-half of the fair value of the option grant, in an amount equal to $76,110, and recorded this amount as compensation expense.  The assumptions used to calculate the fair value of these options are a risk-free interest rate of 8 percent per annum, volatility of 75 percent and a term of ten years.

Options issued by the Company for the year ended December 31, 2005 totaled 10,730,000 in the aggregate.  These options include, (1) 1,300,000 options issued to LRM employees and consultants at a strike price of $0.94 per share and a three-year exercise period, with immediate vesting of the option grants, and (2) 8,830,000 options issued to the Company's management team and consultants at a strike price of $0.965 per share and a ten-year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above, but are instead included in the options issued section of the tabular format because the vesting of these options is subject to certain performance criteria that must be met by LRM prior to vesting, with these options being issued to two Company management team members during the year ended December 31, 2005.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves: (a) $40,000,000 in annual revenue, or (b) a 17 percent profit based on pre-tax income, in any of the four fiscal years ending December 31, 2005, 2006, 2007 or 2008.  These vesting thresholds were not met during the years ended December 31, 2005, 2006 and 2007.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for the newly created joint venture entity, LRM. The fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.  The options granted to Company management and consultants were granted in connection with the completion of the merger agreement of TCD into ECC, formation of the joint venture with an established plastics industry partner, NCI, and for various additional management services provided to the Company.  The assumptions used to calculate the fair value of the options issued to management and consultants are a risk-free interest rate of 4 percent per annum, volatility of 69 percent and a term of ten years.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as set forth above, will be achieved.

Additionally, the Company granted 600,000 options to two board members, Mr. Douglas B. Davidian and Mr. Louis F. Savelli, during the year ended December 31, 2005 at a strike price of $0.75 per share.  These options vested one-half after one year from the date of issuance and one-half two years after the date of issuance.  Due to the vesting criteria established for these directors, the Company recognized one-half of the fair value ascribed to this compensation, in an amount of $201,570, during the year ended December 31, 2007 and one-half of the fair value ascribed to this compensation, in an amount of $201,570, during the year ended December 31, 2006 and recorded these amounts as compensation expense in the respective periods.  The assumptions used to calculate the fair value of the options issued to former TCD shareholders are a risk-free interest rate of 4 percent per annum, volatility of 94 percent and a term of three years.  The assumptions used to calculate the fair value of the options issued to Mr. Davidian and Mr. Savelli, as described in this paragraph, are a risk-free interest rate of 4 percent per annum, volatility of 96 percent and a term of ten years.

The weighted average fair market value of stock options granted for each of the years ended December 31, 2007 and 2006 was $0.72 per share.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the years ended December 31, 2007 and 2006 is as follows:

	Common Shares Underlying / Issuable Upon Exercise of Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Dates

Balance, December 31, 2005	16,816,250	$0.20-$0.75	$0.37	1/06-11/08

Grant of warrants	7,642,856	$0.63	$0.63	10/10
Exercise of warrants	(6,413,000)	$0.20-$0.50	$0.24	1/06-11/08
Expiration of warrants	(3,362,000)	$0.40-$0.75	$0.55	1/06-05/06

Balance, December 31, 2006	14,684,106	$0.40-$0.75	$0.52	3/07-10/10

Exercise of warrants	(1,235,350)	$0.40	$0.10	3/07-8/07
Expiration of warrants	(3,855,900)	$0.40	$0.10	3/07-8/07

Balance, December 31, 2007	9,592,856	$0.40-$0.63	$0.58	11/08-10/10

The Company issued 1,235,350 shares during the year ended December 31, 2007 pursuant to exercises by warrant holders.  Additionally, during the three months ended March 31, 2007, the Company completed a warrant exercise by issuing 1,804,167 shares for an exercise initiated during December 2006.  See Note 9.

During the year ended December 31, 2006, as described in Notes 9 and 11, 7,642,856 shares of the Company's common stock were issued pursuant to the completion of a private placement, wherein subscribers purchased Units offered by the Company at a price of $0.63 per unit.  Each Unit is composed of one share of Company common stock and a purchase warrant to acquire one share of Company common stock, wherein the warrants vested on October 2, 2007 and are exercisable until October 1, 2010.  In addition, 4,608,833 shares of Company common stock were issued when common stock warrants were exercised at prices ranging from $0.20 per share to $0.50 per share, subject to terms contained within the respective warrant holder agreements.  A common stock purchase warrant in the amount of 1,804,167 shares was exercised as of the year ended December 31, 2006, as described in this Note 10 and in Note 9 above.  However, the issuance of stock pursuant to this exercise had not been completed as of the year then ended, and the common stock underlying this transaction was issued during the first quarter of 2007.  An additional 3,362,000 warrants expired during the year ended December 31, 2006.

The Company issued warrants associated with debt financings undertaken by the Company during the year ended December 31, 2003.  The Company satisfied its debt repayment obligations under these debt financings, during the year ended December 31, 2006.  The warrants attached to the debt financings were exercised during the year ended December 31, 2006, and the Company issued an aggregate of 5,125,000 shares of common stock in these transactions, subject to one common stock issuance discussed in the following paragraph, whereby 1,804,167 shares of common stock were issued during the first quarter of 2007.  See Notes 7, 8, 9, 10 and 11.

NOTE 11 - RELATED PARTIES

Contracts, Arrangements, Understandings or Relationships with Nova Chemicals Inc.

NCI is an indirect wholly owned subsidiary of Nova.  The principal business of Nova is the production and marketing of plastics and chemicals.  The principal business of NCI is to serve as a United States operating company for Nova.

NCI executed a limited liability company agreement dated as of February 18, 2005 with ECC, a wholly owned subsidiary of Envirokare, to create LRM, a 50:50 joint venture entity between ECC and NCI.  LRM was created for the purpose of commercializing Envirokare's TPF ThermoPlastic Flowforming™ technology, including but not limited to the manufacture, marketing, sales and licensing of the technology.  ECC sold its intellectual property rights, technology, manufacturing equipment and its TPF ThermoPlastic Flowforming™ business activities to LRM pursuant to the terms of an asset purchase agreement dated as of March 3, 2005, while NCI contributed $5,000,000.  NCI also agreed to contribute $1,000,000 in services to LRM.

NCI and the Company (through ECC) entered into a promissory note arrangement on May 15, 2006, which provided for a loan from NCI to ECC of $500,000, upon which interest accrues daily at an annual rate of 9 percent.  Pursuant to the terms of such promissory note, NCI, in its sole discretion, may convert all or any portion of the principal and accrued interest into common stock of Envirokare, at a price of $0.45 per share.  The promissory note is due on May 15, 2008, with ECC having the right to prepay without penalty or premium of any kind.  The promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company and dated as of May 15, 2006.  See Notes 7, 8 and 13.  Subsequent to the year ended December 31, 2007, the Company announced that NCI had extended the term of the promissory note for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the promissory note agreement, remain in effect.  See Notes 7, 8, 14 and Exhibit 10.18 to this Annual Report on Form 10-KSB.

On June 23, 2006, LRM entered into certain loan transactions with SunTrust in order to provide financing for the purchase of new equipment.  In connection with such loan transactions, NCI provided (1) a guaranty for $2,240,000 and (2) two letters of credit for a total of $1,110,000 to secure certain loans from SunTrust to LRM.  NCI and the Company are currently negotiating the terms of a potential arrangement whereby NCI could elect to repay on behalf of LRM a portion of LRM's obligations under the SunTrust loan transactions, in exchange for which NCI would be entitled to a number of shares of Company common stock equal to the Company's share of the repayment amount divided by a price to be determined.   See Note 8.

On October 2, 2006 and pursuant to a subscription agreement dated as of such date, NCI purchased 6,349,206 Units offered by the Company at a price of $0.63 per Unit.  Each Unit is composed of one share of the Company's common stock and one warrant entitling the holder to purchase one additional share of Company common stock at an exercise price of $0.63 during an exercise period of three years beginning October 2, 2007.  Subsequent to NCI's purchase of the Units, NCI was offered the right to nominate one member of the Company's board of directors.  Upon NCI's acceptance, the Company's board of directors elected John P. Sereda, NCI's nominee, on November 27, 2006.  Subsequent to the year ended December 31, 2007, Mr. Sereda resigned as a director of the Company, including memberships he held on board committees, with the resignations effective January 31, 2008.  As of March 15, 2008, a replacement nomination for Mr. Sereda had not yet been put forward by NCI, nor has the Company appointed or nominated a replacement director to fill Mr. Sereda's position on the board.  See Notes 9, 10 and 14.

Additional Related Party Transactions

During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during the period ended December 31, 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   Included in the previously described financing is a financing commitment from ECC and NCI to finance capital equipment expansion at LRM's Rockledge facility.  Funds in the amount of $1.25 million have been made available to LRM on the same terms as previously described, including $350,000 and $200,000 of the financing commitment provided by each of ECC and NCI, respectively, during the year ended December 31, 2007.  The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,464,000 for each partner.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the Consolidated Financial Statements.  See Note 8.

During the year ended December 31, 2006, the Company issued options to acquire a total of 2,375,000 shares of Company common stock.  Of these issued options, 1,200,000 were issued to Mr. Steve Pappas as a part of a settlement agreement between the parties, 500,000 options were issued to Mr. Louis F. Savelli, the newly appointed Chairman and CEO of the Company, and 300,000 options and 250,000 options were issued to two directors, Mr. Paul G. Gillease and Mr. George E. Kazantzis, respectively.  See Note 10. Of the grants issued to the Company's board members and a consultant, 150,000 shares are not included in the options exercisable section of the tabular format in Note 10, above, but are included in the options issued section of that tabular format, as the vesting of these options is subject to vesting one-half after two years from the date of issuance, provided that the board member remains in such capacity with the Company.  See Note 10.

During the year ended December 31, 2006, the Company entered into a promissory note arrangement with Dr. Nicholas Pappas, Envirokare's former Chairman and CEO, in the principal amount of $100,000.  The note bore an interest rate of 8.5 percent per annum with interest payable in 24 equal monthly installments of $708 commencing March 10, 2006, payable in arrears.  Principal and any unpaid interest were payable in full two years from the date of issuance.  Principal and any interest due to the noteholder could have been prepaid or paid in advance, in whole or in part, at any time without premium or penalty.  The promissory note was secured by a mortgage on property owned by the Company's wholly owned subsidiary, ECC.  During the period ended September 30, 2006, the Company closed on the sale of property that it held through its wholly owned interest in ECC. The sale includes all land, buildings and lease rights for the Company property located in Mims, Florida.  The Company satisfied the mortgage held on the property by Dr. Pappas, as discussed herein, upon closing of the property sale.   See Notes 5, 7, 8 and 13.

In December 2003, the Company rolled all of its then-remaining outstanding notes payable and accrued interest to related parties into new notes.  These notes bore an interest rate of 12 percent per annum, with interest payments made in equal monthly installments of varying amounts, commencing on January 1, 2004.  Common stock warrants to purchase up to an aggregate of 5,125,000 shares of Company common stock were attached to these loans, with an exercise price of $0.24 per share.  During the period ended December 31, 2006, the Company satisfied its obligations under the series of promissory notes, as discussed in this paragraph, by making aggregate principal payments to noteholders in an amount of $1,375,890, of which a payment in an amount of $498,800 plus accrued interest was made to a director of the Company to satisfy the debt obligation to that director.  See Notes 7 and 8.

During the year ended December 31, 2003, the Company entered into a promissory note with a director and shareholder, in the principal amount of $200,000.  During the period ended December 31, 2006, the Company satisfied its obligations under this promissory note.  See Notes 7 and 8.

During the year ended December 31, 2005, as discussed in Note 10 above, option grants to acquire 2,500,000 shares were issued by the Company to management team members subject to vesting criteria, which were not met as of the year ended December 31, 2007.  During the year ended December 31, 2005, as discussed in Note 10 above, option grants to acquire 150,000 shares for each of Messrs. Savelli and Davidian were issued subject to vesting criteria, which were met during the year ended December 31, 2007, and the fair value of these option grants were recognized as a compensation expense during the period ended.  During the year ended December 31, 2006, as discussed in Note 10 above, option grants to acquire 150,000 shares were issued to Mr. Gillease subject to vesting criteria, which were met during the year ended December 31, 2007, and the fair value of these option grants were recognized as a compensation expense during the period ended.  Vesting criteria for option grants to acquire an additional 150,000 shares for Mr. Gillease were not met as of the year ended December 31, 2007, and the fair value ascribed to these options will not be recorded until such time as the options vest.

NOTE 12 - INCOME TAXES

At December 31, 2007, the Company had deferred tax assets of approximately $4,056,595, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using federal and New York state tax rates of 34 percent and 7.5 percent, respectively.  Because the Company's management cannot determine that it is "more likely than not" that the Company will realize the benefit of its deferred tax asset, a valuation allowance equal to its deferred tax asset has been established at December 31, 2007.

The significant components of net deferred tax assets and liabilities as of the years ended December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006

Deferred tax assets
Net operating loss carryforward	$ 5,665,460	$ 4,834,750
Stock-based compensation	(572,851)	(444,351)
Depreciation, amortization and other	(1,270,845)	(56,874)
State tax - deferred	234,831	266,475
Less valuation allowance	(4,056,595)	(4,600,000)

Net deferred tax asset	$ -	$ -

The valuation allowance decreased by $543,405 during the year ended December 31, 2007.

At December 31, 2007 and 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $13,651,000 and $11,650,000, respectively.  The net operating loss carryforwards begin expiring in the years 2018 through 2027.

Reconciliation of the statutory federal income tax to the Company's effective tax rate is as follows:

	December 31, 2007	December 31, 2006

Statutory regular federal income benefit rate	34.0%	34.0%
State taxes (net of federal benefit)	(0.1)%	(0.1)%
Other	(20.6)%	(23.3)%
Change in valuation allowance	(13.3)%	(10.6)%

Total	0.0%	0.0%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 7 above under "conventional convertible debenture," and Notes 7 and 11 above, as well as Part I, Item 1 of this Annual Report on Form 10-KSB, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company, dated as of May 15, 2006.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments were $4,542 per month, with additional charges for common area services.  The lease payment included a provision for certain specific telephone and secretarial services.  During the period ended June 30, 2007, the Company extended its New York office lease until July 1, 2007, with lease renewal available to the Company on an annual basis commencing in July of each year, until July 2010, subject to an inflationary lease payment adjustment.  Commencing April 2007, lease payments are $3,800 per month, with additional charges for common area services.  The security deposit for the leased facilities is $7,800.  Total payments under the lease for the years ended December 31, 2007 and 2006, including additional charges for common area services, were $55,746 and $54,504, respectively.

Future annual minimum operating lease payments for the terms of the New York lease agreements are as follows for the years ending December 31 2008 through December 31, 2009 are as follows:

New York Office

2008	$ 47,660
2009	$ 47,660

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

During the year ended December 31, 2006, LRM relocated its operations to a facility in Rockledge, Florida, and LRM leased these facilities.  The five-year lease agreement provided for initial monthly rents of $11,667 through May 2007, with the monthly rents increased to $21,264 beginning June 1, 2007.  Further, four percent annual rent increases are effective commencing June 1 of each subsequent year during the lease term.  A deposit of $20,000 is held by the lessor.  Additionally, the lease may be extended for an additional five-year term, in which an incremental lease payment increase is provided for in the renewable lease term.  As discussed in the following paragraph, subsequent to the year ended December 31, 2007, LRM extended its Rockledge lease for a period of 12 months, through December 31, 2011.  Future annual minimum operating lease payments for the terms of the Rockledge lease agreement are as follows for the years ending December 31, 2008 through December 31, 2011:

Rockledge Facility

2008	$ 242,318
2009	$ 250,279
2010	$ 260,287
2011	$ 270,702

Subsequent to the year ended December 31, 2007, LRM extended the Rockledge facility lease for 12 months, through December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, including a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.  Monthly rent payments, effective February 2008, are $19,597, with an annual four percent rent increase effective June 1of each subsequent year during the lease term.  See Note 14.

In addition, during the year ended December 31, 2006, the Company closed the sale of property that it held through its wholly owned interest in ECC.  The sale includes all land, buildings and lease rights for the Company's property located in Mims, Florida.  See Notes 5, 7, 8 and 11.

Litigation

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York (the "New York State Supreme Court") that a Company common stock certificate held by Mr. Notarianni and representing 633,333 shares  be declared to be null and void, with the Company stock transfer agent directed to cancel the certificate in the Company stock transfer ledger.  Subsequent to the year ended December 31, 2007, the Company was awarded a judgment in its favor in this action, and Company counsel is in the process of obtaining an appropriate court order canceling Mr. Notarianni's stock certificate and instructing the Company's stock transfer agent accordingly.  See Note 14

The Company is a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada (the "B.C. Supreme Court").  In this action, Mr. Morel alleges non-payment by the Company of amounts due pursuant to demand promissory notes of an aggregate value of $118,389, including $56,424 in accrued interest.  Subsequent to the year ended December 31, 2007, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel has consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  The Company anticipates the order of dismissal to be entered by the court during the second quarter of fiscal 2008.  See Note 14.

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

On or about June 10, 2005, the Company filed a complaint against Mr. Pappas in the U.S. District Court for the Southern District of New York seeking a declaratory judgment affirming the validity of the voting trust.  The Company's complaint was subsequently amended to add multiple claims that during the period that Mr. Pappas was President, CEO and Chairman of the Company, he violated his fiduciary duties and subjected the Company to certain unnecessary and undue costs and expenses for which the Company was entitled to be reimbursed.  Mr. Pappas denied all of the Company claims and filed counterclaims seeking affirmative relief by: (1) requesting that the voting trust be declared invalid; (2) alleging that the trustee of the voting trust had breached his fiduciary duties; (3) seeking to void two recent awards of Company stock options that were approved by the board of directors;       (4) seeking to force the Company to indemnify him for expenses he incurred as a result of certain business ventures; (5) seeking to force the Company to indemnify him for legal fees incurred in connection with his defending the claims asserted against him in the Company's amended complaint; and (6) seeking to recover unpaid compensation that was allegedly promised to him by Company representatives for services performed on behalf of the Company.  The Company and Mr. Pappas settled the aforementioned litigation by entering into a standstill agreement dated April 14, 2006, pursuant to which Mr. Pappas: (a) received an option to purchase 1,200,000 shares of Company common stock at a strike price of $0.965 per share, which is exercisable for a ten-year period,  (b) received a $200,000 credit in connection with his future exercise of Company options and warrants held in his name, which credit was utilized during fiscal 2006, in connection with the exercise of 570,833 warrants and the purchase of 100,000 private placement Units, at an exercise price of $.40 to $.63 per share, respectively, (c) agreed to terminate the aforementioned voting trust created in his name, and (d) agreed not to vote any shares of Company common stock held in his name for a period of five years.  See Notes 10 and 11.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2007, the Company announced that a member of its board of directors, Mr. John Sereda, resigned as a Director of the Company, including memberships he held on board committees, to pursue personal interests, with his resignation effective January 31, 2008.  As of March 15, 2008, a replacement nomination for Mr. Sereda has not been put forward by NCI, nor has the Company appointed or nominated a replacement director to fill Mr. Sereda's position on the board.  See Note 11.

Subsequent to the year ended December 31, 2007, the Company and the Company's President, Mr. George E. Kazantzis, entered into an amended employment agreement, dated January 28, 2008.  The amended employment agreement provides for: (1) removal of the clause under the prior agreement between the parties, which clause partially defines a "reason" for severance as a reduction of salary, (2) removal of the "change in control" provisions, including associated payments due to Mr. Kazantzis upon a change in control, that existed in the prior agreement between the parties, and (3) amendment to the provisions regarding the timing and form of severance payments, if any, to Mr. Kazantzis.  See "Executive Compensation" in Part III, Item 10 to this Annual Report on Form 10-KSB for a description of the amended employment agreement.

Subsequent to the year ended December 31, 2007, the Company obtained a judgment in its favor from the New York State Supreme Court with respect to the Company's complaint filed against Mr. Notarianni and the obtained the dismissal of an action against the Company commenced by Mr. Morel in May 2000 in the Supreme Court of British Columbia.  The Company anticipates that the order of dismissal will be entered by the court during the second quarter of fiscal 2008.  See Note 13.

Subsequent to the year ended December 31, 2007, LRM extended the Rockledge facility lease for a period of 12 months through December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, which include a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.  See Note 13.

Subsequent to the year ended December 31, 2007, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the promissory note agreement, remain in effect.  See Notes 7, 8, 11 and Exhibit 10.18 to this Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

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
                                                                                                                      Title:       Chairman and Chief Executive Officer

                                                                                                                      By: /s/ George E. Kazantzis
                                                                                                                      Name:     George E. Kazantzis
                                                                                                                      Title:       President, Principal Financial Officer
                                                                                                                                      and Director

/s/ Louis F. Savelli Louis F. Savelli	Chairman	March 31, 2008

/s/ George E. Kazantzis George E. Kazantzis	Director	March 31, 2008

/s/ Walter V. Gerasimowicz Walter V. Gerasimowicz	Director	March 31, 2008

/s/ John Verbicky John Verbicky	Director	March 31, 2008

/s/ Paul G. Gillease Paul G. Gillease	Director	March 31, 2008

/s/ Steve Pappas Steve Pappas	Director	March 31, 2008

/s/ Douglas Davidian Douglas Davidian	Director	March 31, 2008