Form 10-Q
period 2008-03-31
ENVIROKARE TECH INC
filed 2008-05-15
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
or
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______ to ________

Commission file number: 000-26095

ENVIROKARE TECH, INC.

(Exact name of the registrant as specified in its charter)

Nevada	88-0412549

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

641 Lexington Avenue, 14th Floor, New York, New York 10022

(Address of principal executive offices, including zip code)

(212) 634-6333

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                    Accelerated filer                [  ]
Non-accelerated filer   [X]                   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

The registrant has 60,758,754 shares of common stock outstanding as of May 7, 2008.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements:
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Cash Flows
              Condensed Notes to the Consolidated Financial Statements
Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Controls and Procedures

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$795,028	$277,256
Trading securities	-	1,331,510
Accounts receivable	268,830	347,985
Inventory	235,740	153,860
Deposits and retainers	72,653	45,753
Prepaid expenses	411,787	485,195

TOTAL CURRENT ASSETS	1,784,038	2,641,559

PROPERTY AND EQUIPMENT
Equipment	5,482,811	4,863,696
Leasehold improvements	270,858	270,858
Less accumulated depreciation	(299,295)	(215,018)

TOTAL PROPERTY AND EQUIPMENT	5,454,374	4,919,536

OTHER ASSETS
Patents, net	6,151,342	6,254,449

TOTAL OTHER ASSETS	6,151,342	6,254,449

TOTAL ASSETS	$13,389,754	$13,815,545

L I A B I L I T I E S & S T O C K H O L D E R S ' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$990,035	$633,720
Accrued interest	2,766,747	2,470,494
Accrued wages	57,167	115,180
Line of Credit	550,000	550,000
Loans payable, current portion	3,754,504	3,017,997
Notes payable, current portion	61,965	61,965

TOTAL CURRENT LIABILITIES	8,180,418	6,849,356

LONG-TERM LIABILITIES
Notes payable, net of current portion	7,267,168	7,447,011
Discount on notes payable - other	(22,954)	(56,200)

TOTAL LONG-TERM LIABILITIES	7,244,214	7,390,811

MINORITY INTEREST IN SUBSIDIARY	2,179,577	2,722,196

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 60,758,754 and 60,758,754 shares
issued and outstanding, respectively	60,759	60,759
Additional paid-in capital	25,658,401	25,657,469
Accumulated deficit	(29,933,616)	(28,865,047)

TOTAL STOCKHOLDERS' (DEFICIT)	(4,214,456)	(3,146,819)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13,389,754	$13,815,545

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

REVENUES	$362,437	$33,709

COST OF GOODS SOLD	(322,319)	(24,972)

GROSS PROFIT	40,118	8,737

E X P E N S E S
Consulting fees - other	31,853	24,000
Board of directors fees	17,500	10,500
Rent	64,216	49,402
General and administrative	479,799	134,212
Depreciation and amortization	198,032	123,533
Professional fees	140,397	21,497
Research and development	20,766	18,694
Wages and salaries	352,590	272,253

TOTAL EXPENSES	1,305,153	654,091

LOSS FROM OPERATIONS	(1,265,035)	(645,354)

OTHER INCOME (EXPENSES)
Other income	8,530	38,401
Realized gain on investments	20,722	-
Interest expense	(375,404)	(329,820)

TOTAL OTHER EXPENSE	(346,152)	(291,419)

LOSS BEFORE INCOME TAXES	(1,611,187)	(936,773)

INCOME TAXES	-	-

MINORITY INTEREST ALLOCATION	542,619	274,454

NET LOSS	$(1,068,569)	$(662,318)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	59,837,711	58,808,984

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,068,569)	$(662,316)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(542,619)	(274,454)
Depreciation and amortization	209,574	123,533
Amortization of debt discount	34,178	34,493
Changes in assets and liabilities:
Accounts receivable	79,155	75,762
Inventory	(81,880)	(10,216)
Deposits and retainers	(26,900)	26,693
Prepaid expenses	73,408	(26,498)
Accounts payable	356,315	(225,830)
Accrued compensation	(58,013)	-
Accrued interest payable	296,253	225,670
Unrealized gain (loss) on investments	-	(28,737)

Net cash used by operating activities	(729,098)	(741,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trading securities	1,331,510	-
Purchase of equipment	(619,116)	(219,575)
Leasehold improvements	-	(10,310)

Net cash used in investing activities	712,394	(229,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing, related party	734,000	230,000
Payments on notes payable and line of credit	(199,524)	(188,159)
Proceeds from sale of common stock	-	20,000
Deposit for stock purchase	-	105,000
Proceeds from line of credit	-	373,667

Net cash provided by financing activities	534,476	540,508

Net increase (decrease) in cash (including restricted cash)	517,772	(431,277)

Cash and cash equivalents, beginning of period	277,256	1,528,262

Cash and cash equivalents, end of period	$795,028	$1,096,985

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$46,031	$65,073

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Relocation costs	$-	$46,182
Accrued interest accreted on Note to merger entity shareholders	$2,529,201	$963,221
Receivable due to LRM (services in kind from Nova)	$362,043	$770,458

The accompanying condensed notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC").  Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements.  These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which were included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, the unaudited financial statements furnished herein include all adjustments, each of which is of a normal recurring nature, necessary for a fair statement of the results for the period presented.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the financial statements of Envirokare Tech, Inc. (the "Company," "Envirokare," "we," "us" or "our").  Accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company was incorporated in June 1998 under the laws of Nevada.

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

In March 2005, the Company also announced that ECC had executed a 50:50 joint venture agreement with Nova Chemicals Inc. ("NCI"), an indirect wholly owned subsidiary of Nova Chemicals Corp. ("Nova"), to create a new company, LRM Industries, LLC ("LRM"), to commercialize the Company's TPF ThermoPlastic Flowforming™ technology.  The Company contributed its intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities that were acquired through the merger with TCD into the joint venture, while Nova contributed certain specified capital and services.  The joint venture is being accounted for as a majority control subsidiary, with NCI's interest treated as a minority interest.  The subsidiary is fully consolidated in the Company's financial statements.  These consolidated financial statements include 100 percent of LRM and ECC operating activities, with NCI's interest treated as a minority interest.

LRM has a current operating strategy that is based on developing products to be manufactured by the TPF ThermoPlastic Flowforming™ process, as well as marketing the TPF ThermoPlastic Flowforming™ technology to potential sublicensees.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"), and amended it by issuing Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)") in December 2003.  FIN 46 and FIN 46(R) require certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new and variable interest entities created or acquired after January 31, 2003.  The Company believes that it meets the definition of the primary beneficiary of LRM and, accordingly, consolidates the business of LRM in its Consolidated Financial Statements.  The Company's unaudited Consolidated Financial Statements include the following entities:  ECC, TCD and LRM.

All intercompany accounts and transactions have been eliminated in the consolidation.  The Company maintains its principal executive office in New York, New York.  The Company has elected a fiscal year end of December 31.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company's management. These accounting policies conform to GAAP and have been consistently applied in the preparation of the unaudited Consolidated Financial Statements.

Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the reporting of basic and diluted earnings (loss) per share.  Basic loss per share is calculated by dividing net loss by the weighted-average number of outstanding shares of common stock during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been anti-dilutive.  Accordingly, the basic and diluted net loss per share amount is the same.

For the three months ended March 31, 2008 and the year ended December 31, 2007, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered as potentially-dilutive shares:

	March 31, 2008	December 31, 2007

Conventional convertible debt	1,294,444	1,269,444
Stock options	17,118,307	18,418,307
Warrants	9,592,856	9,592,856

Total outstanding potentially-dilutive securities	28,005,607	29,280,607

Going Concern

The accompanying unaudited Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.   The Company has significant operating losses and an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  The Company's plans regarding those concerns are addressed in the following paragraphs.  The unaudited Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

As indicated in the accompanying unaudited Consolidated Financial Statements, the Company has incurred an accumulated deficit of $29,933,616 through March 31, 2008, which includes a net loss of $1,068,569 for the three months ended March 31, 2008 and $1,308,558 for the year ended December 31, 2007.  The Company also had a negative cash flow for the three months ended March 31, 2008 and 2007.  The Company had revenues of $362,437 and $33,709 for the three months ended March 31, 2008 and 2007, respectively.

The net change in revenues realized for the three months ended March 31, 2008 and 2007, of $328,728, occurred as a result of LRM conducting full-time operations during the three months ended March 31, 2008, as compared to significant idle facility costs for LRM that resulted in negligible revenues for the three months ended March 31, 2007.  The low revenue numbers for the respective periods are primarily due to the start-up of commercial production during the last two quarters of 2007 and the construction of a new production operating line, which is anticipated to be in full production during the second or third quarter of 2008.  The Company, through its interest in LRM, is currently marketing the TPF ThermoPlastic Flowforming™ technology which will, if successful, mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.  The Company has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and non-reinforced thermoplastic composite, through its interest in LRM.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ technology to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.

The Company believes that it will have sufficient cash on hand to fund its current operations through March 31, 2009.  The Company plans to fund operations from sales of its debt and equity and cash on hand in the near-term and from product sales, product development agreements and proceeds realized from licensing the TPF ThermoPlastic Flowforming™ technology on an ongoing basis.  The Company has raised equity capital through the sale of its common and preferred stock.  In addition, the Company has raised debt capital through private placement offerings and borrowings.  We expect LRM to realize licensing fee revenues in the near future.  Our unaudited Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

Marketable Securities

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "Other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.  See Note 3.

Recent Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2 "Effective Date of Statement No. 157" ("FSP No. 157-2").  FSP No. 157-2 delays the effective date of SFAS No. 157 ("SFAS No. 157") "Fair Value Measurements," for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of FSP No. 157-2 on the Company's financial condition and results of operations for the year ended December 31, 2008.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not confirmed the impact, if any, that implementation of SFAS No. 161 will have on the Company's financial condition and results of operations for the fiscal year ended December 31, 2008.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from commercial production, research and development and product development activities.  Services contracts (e.g., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and administrative fees are billed upon contract approval.  Revenues recognized as earned from setup and administrative fees are amortized over the life of the contract.  Losses are recognized immediately.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.

Cost of Sales

Cost of sales consist of the cost of products sold, commissions and inbound shipping charges, net of freight recovered from customers and packaging supplies.

NOTE 3 - MARKETABLE SECURITIES

Following guidance from SFAS No. 115, the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "Other income."   During the three months ended March 31, 2008, the Company sold all of its remaining investment securities.  The Company's unrealized loss of $288,227, as reported for the year ended December 31, 2007, was recognized during the three months ended March 31, 2008, and the Company reported a net realized gain on marketable securities of $20,722 for the three months ended March 31, 2007.

As of March 31, 2008, the current portfolio of marketable trading securities is carried at fair market value at the balance sheet date.  For the period ended March 31, 2008, the funds retained in the marketable trading securities account, in the amount of $459,672, were held as cash proceeds in a money market account.  As such, the marketable trading securities included in the current assets had costs of $0 and $2,538,759 for the three months ended March 31, 2008 and 2007, respectively.

Interest received in amounts of $634 and $11,989 and cash dividends received in amounts of $4,115 and $16,747 were included in the determination of net income for the three months ended March 31, 2008 and 2007, respectively, and these amounts are reflected in the cost of the marketable trading securities as of the three months ended March 31, 2008 and 2007, respectively.

NOTE 4 – INVENTORY

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage.  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.  For the three months ended March 31, 2008 and the year ended December 31, 2007, the Company has not incurred losses from write-downs to market.  During the three months ended March 31, 2008, LRM experienced idle facility costs resulting from production of no-charge replacement parts for one of its customers, in addition to realizing down-time on its single-press production line, and expensed certain plant operating costs of $246,991 to the general and administrative, rent, wage and depreciation accounts.

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Materials	$210,568	$152,160
Work-In-Process	8,735	-
Finished goods	16,438	1,700
	$235,741	$153,860

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.  Equipment is depreciated over its estimated useful life once placed in service.  Depreciation expense for the three months ended March 31, 2008 was $93,713.  Amortization expense for the three months ended March 31, 2008 was $12,754, respectively.

The following is a summary of the Company's equipment, leasehold improvements and related accumulated depreciation and amortization at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Office equipment	$ 160,179	$ 160,179
Equipment	5,322,633	4,703,517
Leasehold improvements	270,858	270,858
	5,753,670	5,134,554

Less: Accumulated depreciation
and amortization	(299,295)	(215,018)

	$ 5,454,374	$ 4,919,536

NOTE 6 - INTANGIBLE ASSETS

In December 2007, FASB issued SFAS No. 141(revised 2007), "Business Combinations" (SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations."  In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Acquisition costs are required to be reported separately from the assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) also amends SFAS No. 142 to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  Generally, SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company has adopted SFAS No. 142.  Application of the nonamortization provision of SFAS No. 142 has resulted in no material change to the Company's financial condition or results of operations.  SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

Intangible assets are tested for impairment on an annual basis.  At March 31, 2008, the Company has determined that the carrying value of its intangible assets, as described below, is fully recoverable.

Patent Acquisition Costs and Technology Rights

In March 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly owned subsidiary, ECC (the "TCD Merger").  The TCD Merger combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the Merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  In conjunction with the purchase price for TCD, including the real property and equipment of TCD, the intangible asset obtained in the TCD Merger was incorporated into and recorded as a net patent value on the Company's Consolidated Balance Sheets.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  As of March 31, 2008, the net patent value was $6,151,342.  The amortization expense for the three months ended March 31, 2008 was $103,107.

The Company has four patents relating to the TPF Thermoplastic Flowforming™ technology.  Three of the issued patents provide a system and method for forming an article from thermoplastic material and fiber, in addition to a patent that was issued for product by process claims covering fiber length retention, as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.

NOTE 7 - CONVERTIBLE DEBENTURE

During the year ended December 31, 2006, the Company and NCI entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of nine percent per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the noteholder may be prepaid or paid in advance, in whole or in part, at any time, without premium or penalty.  NCI, in its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  This beneficial conversion feature is fully exercisable for up to two years from the date of the note.  During the three months ended March 31, 2008, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remain in effect.  See Notes 8, 11 and 13.

The Company used the assumptions of a four percent interest rate, volatility of 56 percent and a period of 137 days to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued, for the three months ended March 31, 2008.  The Company used the assumptions of a nine percent interest rate, volatility of 64 percent and a period ranging from 105 days to 730 days to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued for the year ended December 31, 2007.

Summarized information about the Company's note payable to NCI, including accrued interest, and the shares represented by conversion of debt and interest, for the three months ended March 31, 2008 and the year ended December 31, 2007, is as follows:

			Shares			Shares	Total
			Issuable			Issuable	Shares
			Upon			Upon	Issuable
	Loan	Conversion	Conversion	Accrued	Conversion	Conversion	Upon
	Principal	Price	(Principal)	Interest	Price	(Interest)	Conversion

Balance, 12/31/2007	$500,000	$0.45	1,111,111	$71,250	$0.45	158,333	1,269,444

Change	-	-	-	11,250	0.45	25,000	1,294,444

Balance, 3/31/2008	$500,000	$0.45	1,111,111	$82,500	$0.45	183,333	1,294,444

Summarized information about the Company's fair value calculations, including amortization of the calculated discount relating to the note payable to NCI which includes accrued interest for the three months ended March 31, 2008 and the year ended December 31, 2007, is as follows:

	Discount	Discount			Discount		Discount
	Fair Value	Fair Value	Discount	Discount	Fair Value	Discount	Accumulated
	(Loan	(Principal /	Amortization	Fair Value	(Interest /	Amortization	Amortization
	Principal)	per share)	(Principal)	(Interest)	per share)	(Interest)	Total

Balance, 12/31/2007	$228,889	$0.206	$181,204	$28,879	$0.037-0.337	$20,363	$201,567

Change	-	-	28,611	933	0.037	5,569	235,747

Balance, 3/31/2008	$228,889	$0.206	$209,815	$29,812	$0.206-0.037	$25,932	$235,747

The beneficial conversion value of the accrued interest was $933 and $4,845, for the three months ended March 31, 2008 and 2007 and $12,268 for the year ended December 31, 2007.  These amounts have been recorded as a discount on the debt issued and are being amortized over the life of the note payable described above.  During the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007, the Company has amortized the discount on debt for the note and conversion feature on the accrued interest of $34,180, $2,966 and $16,696, respectively.  The amortization previously described is reflected in the unaudited Consolidated Financial Statements as a charge to interest for the period ended.  The Company has pledged its interest in LRM as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM is considered by the Company as an off-balance sheet arrangement.  See Notes 8 and 13.

NOTE 8 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at March 31, 2008 and December 31, 2007, is as follows:

	March 31, 2008	December 31, 2007

Note payable, interest payable at 9 percent,	$ 500,000	$ 500,000
loan maturing in August 2008 (see Notes 7 and 13)

Note payable, interest accrued at 10 percent payable at an	61,965	61,965
undetermined date, uncollateralized (See Notes 13 and 14)

Loan agreements at SunTrust Bank, maturing at	391,464	418,620
various dates through 2010, collateralized by equipment

Line of credit at SunTrust Bank, revolving	550,000	550.000
debt, monthly interest at LIBOR plus 1.25 percent payments commenced May 2007

Loan agreements at SunTrust Bank, monthly	1,950,000	2,100,000
interest at LIBOR plus 1.25 percent to 2 percent, maturing in 2011, collateralized by Nova guarantees

Note payable by LRM to NCI,	2,621,622	1,841,508
uncollateralized demand loan with no maturity (Note 11)

Note payable to TCD shareholders (net present value),	8,186,409	7,947,970
12 percent discount rate, maturing at various dates
through 2013. Note value includes accrued interest
payable

Less: Current portion of Long-Term Debt	(6,465,091)	(3,681,840)

Total Long-Term Debt	$ 7,796,369	$ 9,737,773

Loan maturities for each of the five years following December 31, 2007 are as follows:

2008	$ 4,281,260
2009	2,739,323
2010	750,480
2011	250,000
2012	3,000,000

$ 11,021,063

During the three months ended March 31, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $584,000 and $734,000, respectively, or $1,318,000 in the aggregate.  During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,600,000 for each partner.  Total proceeds received from each of NCI and ECC as of March 31, 2008 was $2,523,000, or $5,046,000 in the aggregate.  As of March 31, 2008, the note amount of $2,621,622 (including interest) due to NCI has been included in the above table as maturing in 2008.  See Note 11.  Additionally, during the year ended December 31, 2007, ECC and NCI entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the unaudited Consolidated Financial Statements.

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada (the "B.C. Supreme Court").  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes of an aggregate value of $118,389, including $56,424 in accrued interest.  During the three months ended March 31, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  Subsequent to the three months ended March 31, 2008, the Company received a copy of the order of dismissal entered by the B.C. Supreme Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes that the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company will write-down the value of the promissory notes, including accrued interest, in their entirety, during the three months ending June 30, 2008.  See Notes 13 and 14.

During the three months ended March 31, 2008, the Company announced that NCI had extended the term of the promissory note that NCI holds and which is payable by the Company, with a principal amount of $500,000 shown in the table above, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remain in full force and effect.  See Notes 7, 11 and 13.

During the year ended December 31, 2006, LRM entered into three loan agreements with SunTrust Bank that provide for borrowings of up to $2.24 million and $560,000 and a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in the Rockledge, Florida facility.  These loan agreements provide for interest at the rate of LIBOR plus two percent, LIBOR plus 1.25 percent and LIBOR plus 1.25 percent, respectively, with interest payments having commenced in July 2006 and principal repayments having commenced in November 2006 with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility provides funds in the form of a revolving master borrowing loan, or line of credit, with interest currently due and payable on the loan principal amount.  Interest on this line of credit is calculated at a rate of 6.57 percent per annum, calculated monthly based on the outstanding loan balance at that time.  For the three months ended March 31, 2008, the $2.24 million and $560,000 loans and $550,000 line of credit described herein were fully drawn against by LRM, and these amounts and remaining balances are reflected in the respective loan agreements and line of credit disclosures in the above table.  Repayment on the $2.24 million and $560,000 loan facilities commenced during November 2006, with no repayment on the line of credit having commenced during the three months ended March 31, 2008.  The balance owing on the line of credit as of March 31, 2008 was $550,000.  The balance remaining on the $2.24 million and $560,000 loan facilities as of March 31, 2008 was $1,560,000 and $390,000, respectively, totaling $1,950,000 in the aggregate.  During the three months ended March 31, 2008, the Company announced that the term of the $550,000 had been extended by SunTrust Bank to June 23, 2008.

NOTE 9 - COMMON STOCK

No shares were issued during the three months ended March 31, 2008.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  Subsequent to the period ended March 31, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company is in the process of instructing its stock transfer agent to cancel the certificate, as instructed by the court order.  Once canceled, the shares will be returned to the Company's treasury.  See Notes 13 and 14.

Stock Repurchase Program

On October 5, 2007, the Company announced that its board of directors had approved and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding common stock during the next two years of up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the share repurchase two-year period will end on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Company intends to fund all repurchases with its available cash on hand, and all shares of common stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  For the three months ended March 31, 2008 and the year ended December 31, 2007, the Company had not repurchased any of its common stock under the stock repurchase program.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123(R)").  SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) establishes standards for the accounting for stock-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123(R) covers a wide range of stock-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights and employee share purchase plans.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company has accounted for stock-based payment transactions pursuant to guidance provided within SFAS No. 123(R).  The Company believes that the impact on its financial condition and results of operations for the respective reported periods resulting from any stock-based transaction is not material.

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

Stock Options

In September 1999, the Company's board of directors adopted the Envirokare Tech, Inc. 1999 Stock Plan for the purpose of attracting, retaining and motivating employees, directors and consultants of the Company.  The shareholders approved the 1999 Stock Plan at their annual meeting in May 2000.  As adopted, the 1999 Stock Plan authorized the issuance of up to 1,150,000 shares of common stock pursuant to awards under the 1999 Stock Plan.  In September 1999, the Company's board of directors approved the issuance of up to 1,150,000 shares of common stock upon the exercise of non-qualified options under the 1999 Stock Plan.  In September 2000, the Company's board of directors approved the issuance of up to 2,850,000 shares of common stock upon the exercise of non-qualified options under the 1999 Stock Plan.

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

The Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC in March 2000 to register 1,150,000 of common stock authorized for issuance under the 1999 Stock Plan.  In September 2000, the Company filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 to register the remaining 1,700,000 shares under the Securities Act.

In conjunction with the adoption of SFAS No. 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the vesting period for the options granted.  The Company issued no options and recognized no share-based compensation expense for three months ended March 31, 2008.

The aggregate intrinsic value of $864,726 of options outstanding as of March 31, 2008 is based on the Company's closing stock price of $0.40 on that date and represents the total pre-tax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date.

Summarized information about stock options outstanding and exercisable at March 31, 2008 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares Under Options Exercisable	Weighted-Average Exercise Price

$ 0.230	5,086,623	5.61	$ 0.230	5,086,623	$ 0.230
0.440	100,000	9.69	0.440	100,000	0.440
0.575	250,000	1.50	0.575	250,000	0.575
0.600	675,000	8.40	0.600	525,000	0.600
0.640	500,000	8.51	0.640	500,000	0.600
0.750	600,000	7.48	0.750	600,000	0.750
0.965	9,906,684	7.08	0.965	7,406,684	0.965

$ 0.230 - 0.965	17,118,307	6.68	$ 0.710	14,468,307	$ 0.660

Equity Compensation Plan Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted-Average Exercise Price	Shares Available for Issuance

1999 Stock Option Plan	250,000	$ 0.575	1,148,579

Following is a summary of the Company's stock option activity during the three months ended March 31, 2008 and the year ended December 31, 2007:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 31, 2007	18,418,307	0.720

Expired	1,300,000	0.940

Options outstanding at March 31, 2008	17,118,307	$ 0.710

The fair value ascribed for options not vested is $1,951,110 for each of the three months ended March 31, 2008 and for the year ended December 31, 2007.  These options vest under varying conditions and at varying times through December 31, 2008, described below.

The Company granted no stock options during the three months ended March 31, 2008.

During the year ended December 31, 2006, the Company granted 500,000 options to the Company's former chairman and chief executive officer, Mr. Louis F. Savelli, 300,000 options to a board member, Mr. Paul G. Gillease, 250,000 options to the Company's president, Mr. George E. Kazantzis and 125,000 options to a consultant.  The strike price for these options were $0.64 per share (with respect to Mr. Savelli) and $0.60 per share (with respect to Messrs. Gillease, Kazantzis and the consultant).  Of these grants, an option to purchase 300,000 shares granted to Mr. Gillease vested one-half during the year ended December 31, 2007, with one-half vesting two years after the date of issuance, provided that Mr. Gillease remains as a director with the Company.  Due to the vesting criteria established for Mr. Gillease, during the year ended December 31, 2007, the Company recognized one-half of the fair value of the option grant, in an amount equal to $76,110, and recorded this amount as compensation expense.  The assumptions used to calculate the fair value of these options are a risk-free interest rate of eight percent per annum, volatility of 75 percent and a term of ten years.

Options issued by the Company for the year ended December 31, 2005 totaled 10,730,000 in the aggregate.  These options include: (1) 1,300,000 options issued to LRM employees and consultants at a strike price of $0.94 per share, and a three-year exercise period with immediate vesting of the option grants and (2) 8,830,000 options issued to the Company's management team and consultants at a strike price of $0.965 per share and a ten-year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above, but are instead included in the options issued section of the tabular format because the vesting of these options is subject to certain performance criteria that must be met by LRM prior to vesting, with these options being issued to two Company management team members during the year ended December 31, 2005.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves $40,000,000 in annual revenue or a 17 percent profit based on pre-tax income, in any of the four fiscal years ending December 31, 2005, 2006, 2007 or 2008.  These vesting thresholds were not met during the years ended December 31, 2005, 2006 and 2007.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for LRM. The fair value ascribed to the option grants is $741,000, which amount has been recorded as a compensation expense at the time of the grants.  The 1,300,000 options granted to LRM employees and consultants expired unexercised during the three months ended March 31, 2008.  The options granted to Company management and consultants were granted in connection with the completion of the TCD Merger, formation of the joint venture with an established plastics industry partner, NCI, and for various additional management services provided to the Company.  The assumptions used to calculate the fair value of the options issued to management and consultants are a risk-free interest rate of four percent per annum, volatility of 69 percent and a term of ten years.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as set forth above, will be achieved.

The weighted-average fair market value of stock options granted for the three months ended March 31, 2008 and the year ended December 31, 2007 was $0.71 and $0.72 per share, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the three months ended March 31, 2008 and the year ended December 31, 2007 is as follows:

	Common Shares Underlying/Issuable Upon Exercise of Warrants	Exercise Price Per Share	Weighted-Average Fair Value Per Share At Grant Date	Expiration Dates

Balance, December 31, 2007	9,592,856	$0.40-$0.63	$0.58	8/07-10/10

Balance, March 31, 2008	9,592,856	$0.40-$0.63	$0.58	8/07-10/10

The Company issued no shares during the three months ended March 31, 2008, pursuant to exercises by warrant holders.  See Note 9.

NOTE 11 - RELATED PARTIES

During the three months ended March 31, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $584,000 and $734,000, respectively, or $1,318,000 in the aggregate.  During the year ended December 31, 2007, LRM received proceeds from each of NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,600,000 for each partner.  Total proceeds received from each of NCI and ECC as of March 31, 2008 was $2,523,000, respectively, or $5,046,000 in the aggregate.  As of March 31, 2008, the note amount of $2,621,622 (including interest) due to NCI has been included in the above table as maturing in 2008.  Additionally, during the year ended December 31, 2007, ECC and NCI also entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  See Note 8.

In connection with the TCD merger, NCI contributed certain specified capital and in-kind services to LRM.  See Note 1.  During the three months ended March 31, 2008, NCI provided in-kind services to LRM valued at $74,333.  The in-kind services of $49,810, $16,683 and $7,840, were provided in the areas of legal, technical research and accounting support, respectively.

During the year ended December 31, 2006, the Company and NCI entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of nine percent per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the noteholder may be prepaid or paid in advance, in whole or in part, at any time, without premium or penalty.  NCI, in its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  During the three months ended March 31, 2008, the Company announced that NCI had extended the term of the promissory note for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remain in full force and effect.  See Notes 7, 8 and 13.

During the year ended December 31, 2005, as discussed in Note 10 above, option grants to acquire 2,500,000 shares were issued by the Company to management team members subject to vesting criteria, which were not met as of the three months ended March 31, 2008.  Additionally, as discussed in Note 9 above, option grants to acquire 150,000 shares were issued to a Company director subject to vesting criteria, which criteria were not met during the three months ended March 31, 2008, and the fair value ascribed to these options will not be recorded until such time as the options vest.

NOTE 12 - INCOME TAXES

At March 31, 2008, the Company had deferred tax assets of approximately $8,126,439, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using federal and New York state tax rates of 34 percent and 7.5 percent, respectively.  Because the Company's management cannot determine that it is "more likely than not" that the Company will realize the benefit of its deferred tax asset, a valuation allowance equal to its deferred tax asset has been established at March 31, 2008.

The significant components of net deferred tax assets and liabilities as of the three months ended March 31, 2008 and the year ended December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Deferred tax assets
Net operating loss carryforward	$ 5,927,144	$ 5,665,460
Stock-based compensation	572,851	572,851
Depreciation, amortization and other	1,418,788	1,270,845
State tax - deferred	207,656	234,831
Less valuation allowance	(8,126,439)	(7,743,987)

Net deferred tax asset	$ -	$ -

The valuation allowance increased by $382,452 for the three months ended March 31, 2008 and the valuation allowance increased by $3,687,392 during the year ended December 31, 2007.

For the three months ended March 31, 2008 and the year ended December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14,282,724 and $13,651,000, respectively.  The net operating loss carryforwards begin expiring in the years 2018 through 2028.

Reconciliation of the statutory federal income tax to the Company's effective tax rate is as follows:

	March 31, 2008	December 31, 2007

Statutory regular federal income benefit rate	34.0%	34.0%
State taxes (net of federal benefit)	5.0%	(0.1)%
Other	(0.1)%	(20.6)%
Change in valuation allowance	(38.9)%	(13.3)%

Total	0.0%	0.0%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 7 above, as well as "Off-Balance Sheet Arrangements" in Part I, Item 2 of this Quarterly Report on Form 10-Q, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company, dated as of May 15, 2006.  During the three months ended March 31, 2008, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the promissory note agreement, remain in full force and effect.  See Notes 7, 8 and 11.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments were $4,542 per month, with additional charges for common area services.  The lease payment included a provision for certain specific telephone and secretarial services.  During the period ended June 30, 2007, the Company extended its New York office lease until July 1, 2007, with lease renewal available to the Company on an annual basis commencing in July of each year, until July 2010, subject to an inflationary lease payment adjustment.  Commencing April 2007, lease payments are $3,800 per month, with additional charges for common area services.  The security deposit for the leased facilities is $7,800.  Total payments under the lease for the three months ended March 31, 2008 was $11,400.

Future annual minimum operating lease payments for the terms of the New York lease agreements for the remaining nine months of 2008 and for the year ending December 31, 2009 are as follows:

New York Office

2008	$ 34,200
2009	$ 45,600

During the year ended December 31, 2006, LRM relocated its operations to a facility in Rockledge, Florida, and LRM leased these facilities.  The five-year lease agreement provided for initial monthly rents of $11,667 through May 2007, with the monthly rents increased to $21,264 beginning June 1, 2007.  In addition, four percent annual rent increases are effective commencing June 1 of each subsequent year during the lease term.  A deposit of $20,000 is held by the lessor.  The lease may be extended for an additional five-year term, in which an incremental lease payment increase is provided for in the renewable lease term.  As described in the paragraph below, during the three months ended March 31, 2008, LRM extended its Rockledge lease for a period of 12 months through December 31, 2011.

Future annual minimum operating lease payments for the terms of the Rockledge lease agreement for the remaining nine months of 2008 and for the years ending December 31, 2009 through December 31, 2011 are as follows:

Rockledge Facility

2008	$ 176,337
2009	$ 235,163
2010	$ 235,163
2011	$ 235,163

During the three months ended March 31, 2008, LRM extended the Rockledge facility lease for 12 months through December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, including a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.  Monthly rent payments, effective February 2008, are $19,597, with an annual four percent rent increase effective June 1of each subsequent year during the lease term.  The lease extension and the lease payment reduction are reflected in the table above.

Litigation

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the B.C. Supreme Court.  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes, including accrued interest.  During the three months ended March 31, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  Subsequent to the three months ended March 31, 2008, the Company received a copy of the order of dismissal entered by the Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company will write-down the value of the promissory notes, including accrued interest, in their entirety, during the three months ending June 30, 2008.  See Notes 8 and 14.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  Subsequent to the period ended March 31, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company is in the process of instructing its stock transfer agent to cancel the certificate, as instructed by the court order.  Once canceled, the shares will be returned to the Company's treasury.  See Notes 9 and 14.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2008, the Company announced that Mr. Louis F. Savelli has resigned from his positions as both Chairman and Chief Executive Officer of the Company and director of LRM, with his resignations effective April 17, 2008.  Mr. Savelli will remain as a director of the Company.  The Company further announced that Mr. Paul G. Gillease, a director, has been elected as Chairman of the Company's board of directors, replacing Mr. Savelli in that capacity.

Subsequent to the three months ended March 31, 2008, in connection with the legal matter by and between the Company and Mr. Morel, the Company received a copy of the order of dismissal entered by the B.C. Supreme Court, dated April 8, 2008.  See Notes 8 and 13.

Subsequent to the period ended March 31, 2008, the Company received a judgment in its favor with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company is in the process of instructing its stock transfer agent to cancel the certificate, as instructed by the court order.  See Notes 9 and 13.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion of our business should be read together with our unaudited Consolidated Financial Statements and related notes appearing in Part 1, Item 1 of this Quarterly Report of Form 10-Q.  This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and we rely on the "safe harbor" provisions in each.  Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all such forward-looking statements.  The forward-looking statements in this Quarterly Report of Form 10-Q reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, specifically, the absence of significant revenues and financial resources, the uncertainty that the development of technology can be successfully completed or that its completion will not be delayed, the presence of significant competition, the uncertainty of patent and proprietary rights, the uncertainty as to royalty payments and indemnification risks, the trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate.  In this Quarterly Report on Form 10-Q, the words "anticipates," "believes," "future," "will" and similar expressions identify certain forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

The TCD Merger

Since March 3, 2005, the business of Envirokare Tech, Inc. (the "Company," "Envirokare, " "we," "us" or "our") has been, and it is expected that it will continue to be, principally conducted through its wholly owned subsidiary, Envirokare Composite Corp. ("ECC"), and ECC's interest in the joint venture company, LRM Industries, LLC ("LRM").  On March 3, 2005, the Company, together with ECC, Thermoplastic Composite Designs, Inc. ("TCD") and the TCD shareholders, Dale Polk Jr. & Dale Polk Sr., terminated their prior merger and related agreements and simultaneously therewith entered into a new merger agreement (the "TCD Merger") as a result of which, among other things:

                (a)           ECC acquired from TCD all of its assets and agreed to pay the TCD shareholders merger consideration equal to $15 million, of which $2.5 million was paid at the time of the acquisition and $2 million is payable not later than January 31, 2009, $3 million is payable not later than January 31, 2012 and $7.5 million is payable not later than January 31, 2013; plus, commencing in 2013, contingent consideration equal to one percent of: (1) any annual net income of LRM or (2) in the event of a sale of the majority of the equity in, or assets of, LRM to an unaffiliated third party, one percent of any net proceeds derived by: (x) the members from any sale of their interests in LRM; (y) LRM from any sale of less than a majority of its equity or assets and (z) the sale by ECC of any part of its interest in LRM;

                (b)           TCD merged into ECC, with ECC becoming the surviving company; and

                (c)           ECC entered into a joint venture agreement with Nova Chemicals, Inc ("NCI"), an indirect wholly owned subsidiary of Nova Chemicals Corp. ("Nova"), pursuant to which their equally owned joint venture company, LRM, acquired from ECC all of ECC's assets acquired in the TCD Merger, with the exception of the former TCD operating plant and land, and agreed to pay and assume payment of the merger consideration described in (a) above.

The Business

LRM's business focuses on the use of TPF ThermoPlastic Flowforming™ process technology in the production of thermoplastic and composite large molded products for third parties and for LRM proprietary product sales.  LRM has also developed a second patent-pending process technology, STF Sheetless ThermoForming™, which is complementary to the TPF ThermoPlastic Flowforming™ technology.  This recently developed technology is a more efficient method of molding large thermoformed products with a one-step operation, without the need to utilize pre-formed thermoplastic sheets in the manufacturing process.  LRM intends to license its thermoforming process technologies to potential domestic and international licensees in industries where licensing activity will not adversely impact LRM's primary production business.  LRM will engage in facilitating business activities, including development projects and government contracts, and these activities should enhance the core production business by generating additional significant revenue opportunities.  LRM will also recognize revenues through toll production (i.e., thermoforming products on behalf of customers using LRM's proprietary patent pending process technologies) and proprietary product sales, licensing, customer-funded development projects and government contracts.

As of the year ended December 31, 2006, three TPF ThermoPlastic Flowforming™ process patents had been issued by the United States Patent and Trademark Office (the "PTO").  Additional patent filings that relate to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  During the year ended December 31, 2007, the PTO has issued an additional patent to LRM.  The patent was issued for product by process claims covering fiber length retention, as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.  As of the three months ended March 31, 2008, the patents had remaining duration as follows:

Patent Number	Remaining Patent Life,
as of March 31, 2008

6,719,551	198 months
6,869,558	205 months
6,900,547	223 months
7,208,219	200 months

Financial Position

As of March 31, 2008, the Company had a cash balance of $795,028, compared to a cash balance of $1,608,767 as of December 31, 2007.  The decrease in cash was primarily due to funds utilized to support operations at LRM and the Company, including partial debt repayment by LRM during the three months ended March 31, 2008, but was partially offset during the same period by an increase in funds raised by LRM as a result of borrowings by LRM from its joint venture partners.

Accounts receivable decreased during the three months ended March 31, 2008 to $268,830 as compared to $347,985 at December 31, 2007.  The decrease in accounts receivable is primarily due to receipt of certain amounts owed by LRM customers, which amounts were outstanding at December 31, 2007.

During 2007, LRM determined that in order to meet anticipated production requests from customers during 2007 and beyond, additional production and operating equipment would be required.  In order to facilitate plant expansion, LRM borrowed $584,000 from ECC and $734,000 from NCI, respectively, or $1,318,000 in the aggregate, during the three months ended March 31, 2008.  Additionally, LRM borrowed $1,939,000 from ECC and $1,789,000 from NCI, respectively, or $3,728,000 in the aggregate, during 2007.  The respective borrowings are in the form of demand promissory notes, each of which accrue interest at an interest rate of 8.25 percent, compounded quarterly until paid.  The funds were utilized to (1) hire additional employees to facilitate start-up production at LRM, (2) acquire additional equipment for the LRM plant, including acquisition of key components for a new production line, and (3) purchase raw materials.  During 2006, LRM arranged debt financing consisting of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.   As of March 31, 2008, the balance on these loan facilities is, in the aggregate, $2,500,000.  During the three months ended March 31, 2008, principal repayment on the outstanding loans was made in the amount of $150,000.  In addition, the Company reported $990,035 in accounts payable as of March 31, 2008, as compared to $633,720 at December 31, 2007, respectively.  The increase in accounts payable, of approximately $356,315, assisted in the support on LRM's cash management during the first year of commercialization start-up.

As of March 31, 2008, the Company reported equipment in the amount of $5,482,811, compared to equipment in the amount of $4,863,696 as of December 31, 2007.  The increase in equipment is due to an amount of $619,115 that was expended by LRM to acquire operating equipment and to build various components required for the production lines for its new operating facility in Rockledge, Florida.

As of March 31, 2008, the Company's net patent value was $6,151,342, compared to $6,253,642 as of December 31, 2007.  The decrease in patent value is due to amortization recognized during the three months ended March 31, 2008 in the amount of $103,107.

As of March 31, 2008 and December 31,2007, the Company has accrued interest payable on promissory notes due of $237,546 and $179,732, respectively, of which $54,862 was the subject of a legal dispute initiated during May 2000 and which the Company will fully write-down during the three months ending June 30, 2008, as a result of a court order issued in the Company's favor, dated April 8, 2008.  See Note 8 to the unaudited Consolidated Financial Statements.  The Company also imputes interest payable on a note due to former TCD shareholders, with the imputed interest calculation based on the net present value of the note payable, in an amount of $5,657,208, as established in March 2005.  As of March 31, 2008, the accrued interest on this note is $2,529,201 as compared to accrued interest on the note payable in an amount of $2,290,762 at December 31, 2007.  At March 31, 2008, LRM has accrued interest on loans due to ECC and NCI of $100,752 and $98,622, respectively, as compared to accrued interest on the loans due to ECC and NCI of $53,552 and $52,058, respectively, at December 31, 2007.  The Company eliminates the interest due from LRM to ECC and payable by LRM to ECC in its Consolidated Financial Statements.

Results of Operations

The Company reported revenues for the three months ended March 31, 2008 in the amount of $362,437, compared with revenues of $33,709 and $775,807 for the three months ended March 31, 2007 and the year ended December 31, 2007, respectively.  The Company reported gross profit of $13,258 for the three months ended March 31, 2008, compared with gross profit of $8,737 and $137,824 for the three months ended March 31, 2007 and the year ended December 31, 2008, respectively.  Revenues increased by $328,728 during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  The significant increase in revenues was due to full-time operations conducted at LRM during the three months ended March 31, 2008.

The low gross profit recognized during the three months ended March 31, 2008 was primarily due to significant idle facility costs experienced by LRM during the quarter that resulted from: (1) production of no-charge replacement parts for one of LRM's customers and (2) realized down-time on one of LRM's production lines.  The idle facility costs of $220,132 were expensed as certain plant operating costs to the general and administrative, rent and wage accounts.  As a consequence of plant startup efforts during 2007 and 2006, LRM experienced significant idle facility costs due to production line construction.  The idle facility costs of $395,547 experienced by LRM for 2007, as a consequence of the plant construction and relocation activity, were expensed as certain plant operating costs in 2007.

Total expenses reported by the Company for the three months ended March 31, 2008 were $1,278,294, compared to $654,091 and 4,565,721 for the three months ended March 31, 2007 and the year ended December 31, 2007, respectively.  The increase in expenses for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily due to an increase in operating costs experienced as a result of full-time production and operating activities at LRM, partially offset by increased revenues.  The Company recorded general and administrative expense of $439,253 for the three months ended March 31, 2008, compared to $134,212 for the three months ended March 31, 2007.  The increase was primarily due to additional administrative costs realized as a result of increased commercialization activity.  The Company also recognized a wage expense of $376,338 for the three months ended March 31, 2008, compared to recorded wage expense of $272,253 for the three months ended March 31, 2007.  The wag expense increase was primarily due addition of production personnel to facilitate increased commercialization activity.

The Company recorded a net loss of $1,068,569 for the three months ended March 31, 2008, compared to a net loss of $662,316 and $4,106,797 for the three months ended March 31, 2007 and the year ended December 31, 2007, respectively.  The recognized net loss for the respective periods was largely due to LRM's inability to operate at normal capacity as a result of the relocation of its operating facilities and construction of new production operating lines.  As previously stated, LRM commenced full-time production activities during the last half of fiscal 2007 and continued full-time production activities during the three months ended March 31, 2008, while experiencing significant idle facility costs during the quarter ended.

Liquidity and Capital Resources

During the three months ended March 31, 2008, the Company received no cash contributions from the exercise of options or warrants.  During the year ended December 31, 2007, the Company realized $927,140 from the exercise of warrants and completion of warrant exercises initiated during December 2006.  As of March 31, 2008, the Company had a cash balance of $725,208, which includes cash balances in the Company's trading securities account of $459,672 and of LRM in the amount of $153,058.  LRM was initially capitalized with a $5,000,000 contribution in cash, of which $2,500,000 was utilized for the initial TCD Merger payment to former TCD shareholders, and $1,000,000 in services to be provided by NCI.  As of March 31, 2008, the balance of services to be provided by NCI to LRM was $362,043.

The significant changes in assets and payables during the three months ended March 31, 2008 were primarily due to: (1) the increase in accrued interest of $238,439, resulting from the accretion of interest payable on the net present value of the note payable to TCD shareholders in connection with the TCD Merger and the accrued interest due to NCI on a promissory note payable of $98,622; (2) the acquisition of additional operating equipment by LRM in an amount of $619,115; (3) a change in the net patent value, as a result of amortization of the patent value in an amount of $103,107 (see Note 6 to our Consolidated Financial Statements); (4) a decrease in accounts receivable of $79,155; (5) an increase in accounts payable of $356,315; (6) an increase in LRM's inventory of $81,880 and (7) reduction of in-kind service assets provided by NCI to LRM of $74,333.

Because LRM only entered into full-time production during the last half of 2007, there is a risk that operations may experience unanticipated difficulties, including raw material (e.g., plastic polymer and glass fiber) consistency issues, production line mechanical issues and slowed production due to decreased production during plant construction and expansion and ramp-up of commercialization.  Each of these risks could potentially have a material adverse affect on anticipated revenues and net sales, slowing near-term growth projections for LRM.  The Company believes that these risks could have a short-term material adverse effect on LRM's revenues and net sales, although the problems described herein should not pose any lasting effect to LRM's ability to increase its revenues and net sales through 2008.

The Company has incurred an accumulated deficit of $29,933,616 as of March 31, 2008.  The Company has historically raised equity capital through the sale of common stock and preferred stock.  The Company has also raised debt capital through private placement offerings and borrowings.  The Company will consider funding future operations through further private placements and borrowings and from funds to be derived from future warrant or option exercise and product sales, product development agreements and licensing by LRM of the TPF ThermoPlastic Flowforming™ and other developed thermoforming process technologies.

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

Critical Accounting Policies

We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our unaudited Consolidated Financial Statements.

Cash and Marketable Securities

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The other account, as discussed in the following paragraph, consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which are insured.  At March 31, 2008, the Company's cash balances and marketable securities included $595,028 that was not federally insured.

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

Following guidance from EITF Issue No. 98-5, "Accounting for Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, the beneficial conversion value is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the note and the fair market value at the date of the draw-down on the note.  The Company and a holder of Company securities, NCI, entered into a loan agreement on May 15, 2006 and the loan contained a beneficial conversion feature.  The Company accounts for this loan in accordance with EITF 98-5 and EITF 00-27.

Pursuant to SFAS No. 123, "Accounting for Stock Based Compensation," SFAS 123(R), EITF 98-5 and EITF 00-27, the Company has and presently makes valuation determinations of options, warrants and conventional convertible debt.  These valuations are reviewed and revalued, where necessary, annually.

For the three months ended March 31, 2008 and the year ended December 31, 2007, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered as potentially-dilutive:

	March 31, 2008	December 31, 2007

Conventional convertible debt	1,294,444	1,269,444
Stock options	17,118,307	18,418,307
Warrants	9,592,856	9,592,856

Total outstanding potentially-dilutive securities	28,005,607	29,280,607

The following assumptions were made to value the convertible debt for the three months ended March 31, 2008: risk-free interest rate of four percent per annum, volatility of 56 percent and a term of 137 days.  The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2007:  risk-free interest rate of nine percent per annum, volatility of 64 percent and terms ranging from 137 days to ten years.

A detailed discussion regarding issued and outstanding and exercisable issued and outstanding stock options and purchase warrants is provided in Note 10 to our unaudited Consolidated Financial Statements and, with respect to convertible debt, Note 7 to our unaudited Consolidated Financial Statements.

Patents

The TCD Merger combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the TCD Merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the TCD Merger was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset was $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  The Company continues to conduct impairment valuations on all material corporate assets, to determine that no other reasons exist which would require an adjustment to the valuations carried on the Company's Consolidated Balance Sheets.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP No. 157-2").  FSP No. 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements," for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of FSP No. 157-2 on the Company's financial condition or results of operations for the year ended December 31, 2008.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not determined the impact, if any, that implementation of SFAS No. 161 will have on the Company's financial condition or results of operations for the year ended December 31, 2008.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from commercial production, research and development and product development activities.  Services contracts (e.g., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and administrative fees are billed upon contract approval.  Revenues recognized as earned from setup and administrative fees are amortized over the life of the contract.  Losses are recognized immediately.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.

Cost of Sales

Cost of sales consist of the cost of products sold, commissions, inbound shipping charges, net of freight recovered from customers and packaging supplies.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than a promissory note arrangement between the Company and NCI, dated May 15, 2006, which promissory note is secured by a pledge and security agreement dated as of May 15, 2006 that provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company and dated as of May 15, 2006.  During the three months ended March 31, 2008, the Company announced that NCI had extended the term of the promissory note for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remain in full force and effect.

Subsequent Events

Subsequent to the three months ended March 31, 2008, the Company announced that Mr. Louis F. Savelli has resigned from his positions as Chairman and Chief Executive Officer of the Company and director of LRM, with his resignations effective April 17, 2008.  Mr. Savelli will remain as a director of the Company.  The Company further announced that Mr. Paul G. Gillease, a director, has been elected as Chairman of the Company's board of directors.

Subsequent to the three months ended March 31, 2008, in connection with the legal matter by and between the Company and Mr. Real Morel, the Company received a copy of the order of dismissal entered by the B.C. Supreme Court, dated April 8, 2008.  See "Legal Proceedings" in Part II, Item 1 to this Quarterly Report on Form 10-Q.

Subsequent to the period ended March 31, 2008, the Company received a judgment in its favor with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company is in the process of instructing its stock transfer agent to cancel the certificate, as instructed by the court order.  See "Legal Proceedings" in Part II, Item 1 to this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Mr. George E. Kazantzis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  Based upon that evaluation, Mr. Kazantzis concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has been no change in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the British Columbia Supreme Court.  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes of an aggregate value of $118,389, including $56,424 in accrued interest.  During the three months ended March 31, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  Subsequent to the three months ended March 31, 2008, the Company received a copy of the order of dismissal entered by the Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes the debt, including accrued interest, is not payable by the Company, nor collectable by Mr. Morel, the Company will write-down the value of the promissory notes, including accrued interest, in their entirety, during the three months ending June 30, 2008.  See "Subsequent Events" in Part I, Item 2 to this Quarterly Report on Form 10-Q.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the New York State Supreme Court that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  Subsequent to the period ended March 31, 2008, the Company received a judgment in its favor with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 6, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company is in the process of instructing its stock transfer agent to cancel the certificate, as instructed by the court order.  Once canceled, the shares will be returned to the Company's treasury.  See "Subsequent Events" in Part I, Item 2 to this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit	Description of Document

10.1

Consent to Extend Payment by and between the Company, ECC and Nova Chemicals, Inc., dated March 5, 2008 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2007).

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

ENVIROKARE TECH, INC.

By: /s/      George E. Kazantzis

Name:     George E. Kazantzis
Title:       President and Chief Operating Officer