Form 10-Q
period 2008-06-30
ENVIROKARE TECH INC
filed 2008-08-14
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.
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

The registrant has 60,437,261 shares of common stock outstanding as of August 8, 2008.

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

Item 1.   Legal Proceedings
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits

SIGNATURE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008
	(unaudited)	December 31, 2007

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$363,067	$277,256
Trading securities	-	1,331,510
Accounts receivable	457,299	347,985
Inventory	290,328	153,860
Deposits and retainers	59,653	45,753
Prepaid expenses	305,034	485,195

TOTAL CURRENT ASSETS	1,475,381	2,641,559

PROPERTY AND EQUIPMENT
Equipment	5,652,995	4,863,696
Leasehold improvements	270,858	270,858
Less accumulated depreciation	(374,545)	(215,018)

TOTAL PROPERTY AND EQUIPMENT	5,549,308	4,919,536

OTHER ASSETS
Patents, net	6,048,235	6,254,449

TOTAL OTHER ASSETS	6,048,235	6,254,449

TOTAL ASSETS	$13,072,924	$13,815,545

L I A B I L I T I E S & S T O C K H O L D E R S ' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,314,890	$633,720
Accounts payable - related party	69,100	-
Accrued interest	3,017,232	2,470,494
Accrued wages	60,682	115,180
Line of Credit	950,000	550,000
Loans payable, current portion	3,857,060	3,017,997
Notes payable, current portion	-	61,965

TOTAL CURRENT LIABILITIES	9,268,965	6,849,356

LONG-TERM LIABILITIES
Notes payable, net of current portion	7,134,751	7,447,011
Discount on notes payable - other	(756)	(56,200)

TOTAL LONG-TERM LIABILITIES	7,133,994	7,390,811

MINORITY INTEREST IN SUBSIDIARY	1,737,716	2,722,196

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 60,380,740 and 60,758,754 shares
issued and outstanding, respectively	60,381	60,759
Additional paid-in capital	25,647,477	25,657,469
Accumulated deficit	(30,775,610)	(28,865,047)

TOTAL STOCKHOLDERS' (DEFICIT)	(5,067,752)	(3,146,819)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13,072,924	$13,815,545

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,029,732	$62,584	$1,392,169	$96,293

COST OF GOODS SOLD	(860,544)	(19,955)	(1,182,863)	(44,927)

GROSS PROFIT	169,188	42,629	209,306	51,366

E X P E N S E S
Consulting fees - other	28,590	24,000	60,443	48,000
Board of directors fees	21,000	20,000	38,500	30,500
Rent	33,285	25,130	97,501	74,532
General and administrative	228,689	324,885	708,488	459,097
Depreciation and amortization	143,702	122,985	341,734	246,518
Professional fees	118,103	74,783	258,500	96,280
Research and development	26,396	15,764	47,162	34,458
Wages and salaries	598,478	366,196	951,067	638,449

TOTAL EXPENSES	1,198,242	973,743	2,503,394	1,627,834

LOSS FROM OPERATIONS	(1,029,054)	(931,114)	(2,294,088)	(1,576,468)

OTHER INCOME (EXPENSES)
Other income	1,313	53,142	9,842	91,543
Realized gain on investments	450	-	20,722	-
Forgiveness of debt	118,389	-	118,389	-
Interest expense	(374,504)	(342,758)	(749,908)	(672,578)

TOTAL OTHER EXPENSE	(254,352)	(289,616)	(600,955)	(581,035)

LOSS BEFORE INCOME TAXES	(1,283,405)	(1,220,730)	(2,895,043)	(2,157,503)

INCOME TAXES	-	-		-

MINORITY INTEREST ALLOCATION	441,861	392,717	984,480	667,171

NET LOSS	$(841,545)	$(828,013)	$(1,910,563)	$(1,490,332)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	60,287,126	59,681,228	59,696,440	59,247,515

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,910,563)	$(1,490,332)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(984,480)	(667,171)
Depreciation and amortization	387,191	246,518
Amortization of debt discount	55,444	70,123
Forgiveness of debt	(118,389)	-

Changes in assets and liabilities:
Accounts receivable	(109,314)	65,496
Inventory	(136,468)	(231,821)
Deposits and retainers	(13,900)	25,735
Prepaid expenses	180,161	(26,498)
Accounts payable	681,170	(192,789)
Accounts payable - related party	69,100	-
Accrued compensation	(54,498)	-
Accrued interest payable	546,738	463,550
Unrealized gain (loss) on investments	-	(77,163)

Net cash used by operating activities	(1,407,808)	(1,814,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trading securities	1,331,510	-
Purchase of equipment	(764,693)	(355,368)
Leasehold improvements	-	(23,743)

Net cash used in investing activities	566,817	(379,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing, related party	834,000	829,000
Payments on notes payable and line of credit	(307,197)	(337,903)
Proceeds from sale of common stock	-	204,500
Proceeds from line of credit	400,000	373,667

Net cash provided by financing activities	926,803	1,069,264

Net increase (decrease) in cash (including restricted cash)	85,811	(1,124,199)

Cash and cash equivalents, beginning of period	277,256	1,528,262

Cash and cash equivalents, end of period	$363,067	$404,063

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56,411	$129,495

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Relocation costs	$-	$235,547
Accrued interest accreted on Note to merger entity shareholders	$2,529,201	$1,864,978
Receivable due to LRM (services in-kind from Nova)	$362,043	$770,458

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

Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company was incorporated in June 1998 under the laws of Nevada.

During 2001, the Company acquired the licensing rights to a proprietary thermoplastic processing technology, the TPF ThermoPlastic Flowforming™ process, from Thermoplastic Composite Designs, Inc. ("TCD").  The Company utilized the license to design and develop early stage product prototypes, primarily applications within the materials handling industry.

Subsequent to obtaining licensing rights for the TPF ThermoPlastic Flowforming™ technology, in March 2005, the Company announced that it had executed a definitive merger agreement (the "TCD Merger Agreement," or "TCD Merger") with the developer of the TPF ThermoPlastic Flowforming™ technology, in which TCD merged with and into the Company's wholly owned subsidiary, Envirokare Composite Corp. ("ECC").  The transaction combined all of TCD's business, including its intellectual property, assets and contracts, with ECC.  The merger agreement provided for an initial payment of $2.5 million to TCD shareholders and a subsequent schedule of payments over a seven-year period which, in total, will amount to $15 million.

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

LRM has a current operating strategy that is based on developing products to be manufactured by the TPF ThermoPlastic Flowforming™ and a complementary patent-pending process technology, STF Sheetless Thermoforming™, as well as marketing the TPF ThermoPlastic Flowforming™ and STF Sheetless Thermoforming™ process technologies to potential sublicensees.

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

Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the reporting of basic and diluted earnings (loss) per share.  Basic loss per share is calculated by dividing net loss by the weighted-average number of outstanding shares of common stock during the year.  Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been potentially-dilutive.  Accordingly, the basic and diluted net loss per share amount is the same.

For the six months ended June 30, 2008 and the year ended December 31, 2007, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered as potentially-dilutive shares:

	June 30, 2008	December 31, 2007

Conventional convertible debt	1,319,444	1,269,444
Stock options	17,118,307	18,418,307
Warrants	9,592,856	9,592,856

Total outstanding potentially-dilutive securities	28,030,607	29,280,607

Going Concern

The Company is a holding company with a 50 percent interest in LRM, a joint venture limited liability company in which its joint venture partner, NCI, also holds a 50 percent interest.  While the accompanying unaudited Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, it does not currently have sufficient cash on hand to meet its financial obligations under the TCD Merger Agreement and its LRM joint venture agreement with NCI.    The Company has significant operating losses and an accumulated deficit, and this raises substantial doubt about its ability to continue as a going concern.  While the Company is presently considering how these concerns can be addressed and certain of these considerations are set forth in the following paragraphs, the unaudited Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

As indicated in the accompanying unaudited Consolidated Financial Statements, the Company has incurred an accumulated deficit of $30,775,610 through June 30, 2008, which includes a net loss of $841,545 and $1,910,563, for the three months and six months ended June 30, 2008, respectively, and net losses of $828,013 and $1,490,332 for the three months and six months ended June 30, 2007, respectively.  The Company also had a negative cash flow from operations for the three months ended June 30, 2008 and the three months and six months ended June 30, 2007.  The Company had an increase in cash flow of $85,811 for the six months ended June 30, 2008.  The Company had revenues of $1,029,732 and $1,392,169 for the three months and six months ended June 30, 2008, respectively, and revenues of $62,584 and $96,293 for the three months and six months ended June 30, 2007, respectively.

The net change in revenues realized for the three months and six months ended June 30, 2008 and 2007 of $967,148 and $1,295,876, respectively, occurred as a result of LRM operating on a full-time basis, while experiencing lower idle facility costs during the three months and six months ended June 30, 2008, as compared to significant idle facility costs for LRM that resulted in negligible revenues for the three months and six months ended June 30, 2007.  The revenue numbers for the respective periods are primarily due to the start-up of commercial production during the last two quarters of 2007 and the construction of a new production operating line, which is anticipated to be in full production during the third quarter of 2008.  LRM is currently marketing the TPF ThermoPlastic Flowforming™ and STF Sheetless Thermoforming™ technologies which will, if successful, ultimately assist in mitigating those factors which raise substantial doubt about the Company's ability to continue as a going concern.  LRM has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and non-reinforced thermoplastic composites.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ and STF Sheetless Thermoforming™ technologies to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.

The Company is presently assessing its available cash to fund its current operations and obligations under the TCD Merger Agreement and LRM joint venture agreement with NCI through June 30, 2009.  The Company is considering possible funding of these obligations through private sales of both its equity and debt, exercise of outstanding Company warrants and options and financing to be made available by either its LRM joint venture partner, NCI, or an unrelated third party. While it is possible that LRM may realize licensing fee revenues, there can be no assurance that this will either occur or that it will occur and provide sufficient funding.  Our unaudited Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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

Recent Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2 "Effective Date of Statement No. 157" ("FSP No. 157-2").  FSP No. 157-2 delays the effective date of SFAS No. 157 ("SFAS No. 157") "Fair Value Measurements," for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of FSP No. 157-2 on the Company's financial condition and results of operations for the year ending December 31, 2008.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not confirmed the impact, if any, that implementation of SFAS No. 161 will have on the Company's financial condition and results of operations for the fiscal year ending December 31, 2008.

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

NOTE 3 - MARKETABLE SECURITIES

Following guidance from SFAS No. 115, the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "Other income."   During the six months ended June 30, 2008, the Company sold all of its remaining investment securities.  The Company's unrealized loss of $288,227, as reported for the year ended December 31, 2007, was recognized during the six months ended June 30, 2008, and the Company reported a net realized gain on marketable securities of $20,722 for the six months ended June 30, 2008.

The Company closed its investment securities account during the six months ended June 30, 2008 and transferred all funds into its commercial depository account. As such, the marketable trading securities included in the current assets had costs of $0 for the three months and six months ended June 30, 2008, respectively, compared to $2,587,165 for the three months and six months ended June 30, 2007, respectively.

Interest received in amounts of $114 and $3,734 and cash dividends received in amounts of $4,115 were included in the determination of net income for the three months and six months ended June 30, 2008, respectively, and these amounts are reflected in the cost of the marketable trading securities as of the three months and six months ended June 30, 2008, respectively.  Interest received in amounts of $25,402 and $37,391 and cash dividends received in amounts of $23,024 and $39,772 were included in the determination of net income for the three months and six months ended June 30, 2007, respectively, and these amounts are reflected in the cost of the marketable trading securities as of the three months and six months ended June 30, 2007, respectively.

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

The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.  For the six months ended June 30, 2008 and the year ended December 31, 2007, the Company has not incurred losses from write-downs to market.  During the three months and six months ended June 30, 2008, LRM experienced idle facility costs resulting from production of no-charge replacement parts for one of its customers, in addition to realizing down-time on its single-press production line, and expensed certain plant operating costs of $248,735 and $495,726, respectively, to the general and administrative, rent, wage and depreciation accounts.

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007

Materials	$280,751	$152,160
Work-In-Process	-	-
Finished goods	9,577	1,700

	$290,328	$153,860

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.  Equipment is depreciated over its estimated useful life once placed in service.  Depreciation expense for the six months ended June 30, 2008 and June 30, 2007 was $180,977 and $37,437, respectively.  Amortization expense for the six months ended June 30, 2008 and June 30, 2007 was $206,214 and $209,081, respectively.

The following is a summary of the Company's equipment, leasehold improvements and related accumulated depreciation and amortization at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Office equipment	$ 160,919	$ 160,179
Equipment	5,492,076	4,703,517
Leasehold improvements	270,858	270,858

	5,923,853	5,134,554

Less: Accumulated depreciation
and amortization	(374,545)	(215,018)

	$ 5,549,308	$ 4,919,536

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

Intangible assets are tested for impairment on an annual basis.  At June 30, 2008, the Company has determined that the carrying value of its intangible assets, as described below, is fully recoverable.

Patent Acquisition Costs and Technology Rights

In March 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly owned subsidiary, ECC.  The TCD Merger combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the TCD Merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  In conjunction with the purchase price for TCD, including the real property and equipment of TCD, the intangible asset obtained in the TCD Merger was incorporated into and recorded as a net patent value on the Company's Consolidated Balance Sheets.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  As of June 30, 2008, the net patent value was $6,048,235.  The amortization expense for each of the three-month and six-month periods ended June 30, 2008 was $103,107, or $206,214 in the aggregate.

The Company has four patents relating to the TPF Thermoplastic Flowforming™ technology and a complementary patent-pending technology, STF Sheetless Thermoforming™.  Three of the issued patents provide a system and method for forming an article from thermoplastic material and fiber, in addition to a patent that was issued for product by process claims covering fiber length retention, as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.

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

During the six months ended June 30, 2008, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remained in effect. Subsequent to June 30, 2008 and at the request of the Company, NCI has agreed, as payee, to extend the August 15, 2008 date of payment by the Company of its  promissory note to a later date to be fixed by NCI. See Notes 8, 11, 13 and 14.

The Company used the assumptions of a four percent interest rate, volatility of 56 percent and a period ranging from 45 days to 137 days to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued for the six months ended June 30, 2008.  The Company used the assumptions of a nine percent interest rate, volatility of 64 percent and a period ranging from 105 days to 730 days to calculate the beneficial conversion value for the Company's common stock that may be acquired upon conversion of interest accrued for the year ended December 31, 2007.

Summarized information about the Company's note payable to NCI, including accrued interest, and the shares represented by conversion of debt and interest, for the six months ended June 30, 2008 and the year ended December 31, 2007, is as follows:

			Shares			Shares
			Issuable			Issuable	Total Shares
			Upon			Upon	Issuable
	Loan	Conversion	Conversion	Accrued	Conversion	Conversion	Upon
	Principal	Price	(Principal)	Interest	Price	(Interest)	Conversion

Balance, 12/31/2007	$500,000	$0.45	1,111,111	$71,250	$0.45	158,333	1,269,444

Change	-	-	-	22,500	0.45	50,000	1,319,444

Balance, 6/30/2008	$500,000	$0.45	1,111,111	$93,750	$0.45	208,333	1,319,444

Summarized information about the Company's fair value calculations, including amortization of the calculated discount relating to the note payable to NCI which includes accrued interest for the six months ended June 30, 2008 and the year ended December 31, 2007, is as follows:

	Discount	Discount			Discount		Discount
	Fair Value	Fair Value	Discount	Discount	Fair Value	Discount	Accumulated
	(Loan	(Principal /	Amortization	Fair Value	(Interest /	Amortization	Amortization
	Principal)	per share)	(Principal)	(Interest)	per share)	(Interest)	Total

Balance, 12/31/2007	$228,889	$0.206	$181,204	$28,879	$0.037-0.337	$20,363	$201,567

Change	-	-	47,685	2,630	0.064	10,393	58,078

Balance, 6/30/2008	$228,889	$0.206	$228,889	$31,509	$0.037-0.337	$25,932	$259,645

The beneficial conversion value of the accrued interest was $1,698 and $2,630, for the three months and six months June 30, 2008, respectively, $4,825 and $9,410, for the three months and six months June 30, 2007, respectively, and $12,268 for the year ended December 31, 2007.  These amounts have been recorded as a discount on the debt issued and are being amortized over the life of the note payable described above.  During the three months and six months ended June 30, 2008 and 2007 and the year ended December 31, 2007, the Company has amortized the discount on debt for the note and conversion feature on the accrued interest of $23,899, $58,078, $32,956, $64,533 and $16,696, respectively.  The amortization previously described is reflected in the unaudited Consolidated Financial Statements as a charge to interest for the period ended.  The Company has pledged its interest in LRM as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM is considered by the Company as an off-balance sheet arrangement.  See Notes 8 and 13.

NOTE 8 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at June 30, 2008 and December 31, 2007, is as follows:

	June 30, 2008	December 31, 2007

Note payable, interest payable at 9 percent,	$ 500,000	$ 500,000
loan maturing in August 2008 (see Notes 7, 11, 13 and 14)

Note payable, interest accrued at 10 percent payable at an	-	61,965
undetermined date, uncollateralized (See Note 13)

Loan agreements at SunTrust Bank, maturing at	355,543	418,620
various dates through 2010, collateralized by equipment

Line of credit at SunTrust Bank, revolving	956,060	550.000
debt, monthly interest at LIBOR plus 1.25 percent payments commenced May 2007

Loan agreements at SunTrust Bank, monthly	1,850,000	2,100,000
interest at LIBOR plus 1.25 percent to 2 percent, maturing in 2011, collateralized by Nova guarantees

Note payable by LRM to NCI, uncollateralized demand	2,778,842	1,841,508
loan with no maturity. Note value includes accrued
interest payable (Note 11)

Note payable to TCD shareholders (net present value),	8,424,848	7,947,970
12 percent discount rate, maturing at various dates through 2013. Note value includes accrued interest payable.
through 2013. Note value includes accrued interest payable
payable.

Less: Current portion of Long-Term Debt	(6,986,864)	(3,681,840)

Total Long-Term Debt	$ 7,878,429	$ 9,737,773

Loan maturities for each of the five years following December 31, 2007 are as follows:

2008	$ 4,562,028
2009	2,739,323
2010	750,480
2011	250,000
2012	3,000,000

$ 11,301,183

During the three months ended June 30, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amount of $100,000, or $200,000 in the aggregate.  During the six months ended June 30, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $834,000 and $684,000, respectively, or $1,518,000 in the aggregate.  During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,600,000 for each partner.  Total proceeds received from each of NCI and ECC as of June 30, 2008 was $2,623,000, or $5,246,000 in the aggregate.  As of June 30, 2008, the note amount of $2,776,421 (including interest) due to NCI has been included in the above table as maturing in 2008.  See Note 11.  Additionally, during the year ended December 31, 2007, ECC and NCI entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the unaudited Consolidated Financial Statements.

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada (the "B.C. Supreme Court").  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes of an aggregate value of $118,389, including $56,424 in accrued interest.  During the six months ended June 30, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  During the six months ended June 30, 2008, the Company received a copy of the order of dismissal entered by the B.C. Supreme Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes that the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company wrote-down the value of the promissory notes, including accrued interest, in their entirety, during the six months ended June 30, 2008.  See Note 13.

During the six months ended June 30, 2008, the Company announced that NCI had extended the term of the promissory note that NCI holds and which is payable by the Company, with a principal amount of $500,000 shown in the table above, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remained in full force and effect. Subsequent to June 30, 2008 and at the request of the Company, NCI has agreed, as payee, to extend the August 15, 2008 date of payment by the Company of its  promissory note to a later date to be fixed by NCI.  See Notes 7, 11, 13 and 14.

During the year ended December 31, 2006, LRM entered into three loan agreements with SunTrust Bank that provide for borrowings of up to $2.24 million and $560,000 and a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in the Rockledge, Florida facility.  These loan agreements provide for interest at the rate of LIBOR plus two percent, LIBOR plus 1.25 percent and LIBOR plus 1.25 percent, respectively, with interest payments having commenced in July 2006 and principal repayments having commenced in November 2006 with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility was extended to an aggregate of $1.55 million during the six months ended June 30, 2008, as described in the following paragraph, and this loan facility provides funds in the form of a revolving master borrowing loan, or line of credit, with interest currently due and payable on the loan principal amount.  Interest on this line of credit is calculated based on the outstanding loan balance at that time.  For the six months ended June 30, 2008, the $2.24 million and $560,000 loans described herein were fully drawn against by LRM, with the $1.55 million line of credit drawn against in the amount of $955,000, and these amounts and remaining balances are reflected in the respective loan agreements and line of credit disclosures in the above table.  Repayment on the $2.24 million and $560,000 loan facilities commenced during November 2006, with no repayment on the line of credit having commenced during the six months ended June 30, 2008.  The balance remaining on the $2.24 million and $560,000 loan facilities as of June 30, 2008 was $1,440,000 and $360,000, respectively, totaling $1,800,000 in the aggregate.

During the six months ended June 30, 2008, LRM entered into a Loan Agreement with SunTrust Bank that provides for an extension on the existing revolving line of credit for an additional $1.0 million, or $1.55 million in the aggregate, with the line of credit proceeds to be used for general operating purposes.  The agreement generally provides for interest at the rate of LIBOR plus 1.25 percent with repayments of borrowings, including interest, commencing July 2008.  The balance owing on the line of credit as of June 30, 2008 was $956,060, which balance includes a finance charge of $6,060.

NOTE 9 - COMMON STOCK

During the six months ended June 30, 2008, the Company received no cash contributions from either the private sale of equity or debt or the exercise of options or warrants.  During the six months ended June 30, 2008, the Company issued 255,319 shares of common stock upon exercise of options in a cashless transaction.  The options required to complete the cashless transaction totaled 500,000 shares of Company common stock, of which 244,681 shares were utilized to effect the cashless transaction.  The exercise price for the options issued was $0.23 per share, and the value used to convert the options for the cashless exercise was $0.47 per share.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  During the six months ended June 30, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company directed its stock transfer agent to cancel the certificate, as instructed by the court order.  The shares were returned to the Company's treasury on May 21, 2008.  See Note 13.

Stock Repurchase Program

On October 5, 2007, the Company announced that its board of directors had approved and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding common stock during the next two years of up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the share repurchase two-year period will end on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Company intends to fund all repurchases with its available cash on hand, and all shares of common stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  For the six months ended June 30, 2008 and the year ended December 31, 2007, the Company had not repurchased any of its common stock under the stock repurchase program.

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

The following assumptions were made to value the stock options and warrants for the six months ended June 30, 2008: risk-free interest rate of 4 percent per annum, volatility of 56 percent and term of ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2007: risk-free interest rate of four percent per annum, volatility of 64 percent and term of ten years.

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

The Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC in March 2000 to register 1,150,000 of common stock authorized for issuance under the 1999 Stock Plan.  In September 2000, the Company filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 to register 1,700,000 shares under the Securities Act.

In conjunction with the adoption of SFAS No. 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the vesting period for the options granted.  As discussed in more detail in the paragraph following the stock option tabular disclosures, the Company issued an option to acquire up to 500,000 shares of the Company's common stock and recognized no share-based compensation expense for six months ended June 30, 2008.

The aggregate intrinsic value of $1,244,388 of options outstanding as of June 30, 2008 is based on the Company's closing stock price of $0.50 on that date and represents the total pre-tax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date.

Summarized information about stock options outstanding and exercisable at June 30, 2008 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares Under Options Exercisable	Weighted-Average Exercise Price

$ 0.230	4,586,623	5.37	$ 0.230	4,586,623	$ 0.230
0.430	500,000	9.80	0.430	-	-
0.440	100,000	9.44	0.440	100,000	0.440
0.575	250,000	1.25	0.575	250,000	0.575
0.600	675,000	8.15	0.600	525,000	0.600
0.640	500,000	8.26	0.640	500,000	0.600
0.750	600,000	7.23	0.750	600,000	0.750
0.965	9,906,684	6.83	0.965	7,406,684	0.965

$ 0.230 - 0.965	17,118,307	6.53	$ 0.700	13,968,307	$ 0.660

Equity Compensation Plan Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted-Average Exercise Price	Shares Available for Issuance

1999 Stock Option Plan	250,000	$ 0.575	1,148,579

Following is a summary of the Company's stock option activity during the six months ended June 30, 2008 and the year ended December 31, 2007:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 31, 2007	18,418,307	0.720

Expired	1,300,000	0.940
Granted	500,000	0.430
Exercised	500,000	0.230

Options outstanding at June 30, 2008	17,118,307	$ 0.700

The fair value ascribed for options not vested for the six months ended June 30, 2008 and for the year ended December 31, 2007 is $149,600 and $1,951,110, respectively.  These options vest under varying conditions and at varying times through April 16, 2010, described below.

During the six months ended June 30, 2008, the Company granted 500,000 options to the Company's chairman, Mr. Paul G. Gillease.  The strike price for these options was $0.43 per share with one-half vesting one year after the date of issuance and one-half vesting two years after the date of issuance, provided that Mr. Gillease remains as chairman of the Company.  Due to the vesting criteria established for Mr. Gillease, the Company will not recognize the fair value ascribed to this compensation, in an amount equal to $149,620, until such time as the options vest.  The assumptions used to calculate the fair value of these options are a risk-free interest rate of four percent per annum, volatility of 59 percent and a term of ten years.

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

Options issued by the Company for the year ended December 31, 2005 totaled 10,730,000 in the aggregate.  These options include: (1) 1,300,000 options issued to LRM employees and consultants at a strike price of $0.94 per share, and a three-year exercise period with immediate vesting of the option grants and (2) 8,830,000 options issued to the Company's management team and consultants at a strike price of $0.965 per share and a ten-year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above, but are instead included in the options issued section of the tabular format because the vesting of these options is subject to certain performance criteria that must be met by LRM prior to vesting, with these options being issued to two Company management team members during the year ended December 31, 2005.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves $40,000,000 in annual revenue or a 17 percent profit based on pre-tax income, in any of the four fiscal years ending December 31, 2005, 2006, 2007 or 2008.  These vesting thresholds were not met during the years ended December 31, 2005, 2006 and 2007.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for LRM. The fair value ascribed to the option grants is $741,000, which amount was recorded as a compensation expense at the time of the grants.  The 1,300,000 options granted to LRM employees and consultants expired unexercised during the six months ended June 30, 2008.  The options granted to Company management and consultants were granted in connection with the completion of the TCD Merger, formation of the joint venture with an established plastics industry partner, NCI, and for various additional management services provided to the Company.  The assumptions used to calculate the fair value of the options issued to management and consultants are a risk-free interest rate of four percent per annum, volatility of 69 percent and a term of ten years.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as set forth above, will be achieved.

The weighted-average fair market value of stock options granted for the six months ended June 30, 2008 and the year ended December 31, 2007 was $0.70 and $0.72 per share, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	Common Shares Underlying/Issuable Upon Exercise of Warrants	Exercise Price Per Share	Weighted-Average Fair Value Per Share At Grant Date	Expiration Dates

Balance, December 31, 2007	9,592,856	$0.40-$0.63	$0.58	8/07-10/10

Balance, June 30, 2008	9,592,856	$0.40-$0.63	$0.58	8/07-10/10

The Company issued no shares during the six months ended June 30, 2008, pursuant to exercises by warrant holders.  See Note 9.

NOTE 11 - RELATED PARTIES

Loans

During the three months ended June 30, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amount of $100,000, or $200,000 in the aggregate.  During the six months ended June 30, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $834,000 and $684,000, respectively, or $1,518,000 in the aggregate.  During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,600,000 for each partner.  Total proceeds received from each of NCI and ECC as of June 30, 2008 was $2,623,000, or $5,246,000 in the aggregate.  As of June 30, 2008, the note amount of $2,776,421 (including interest) due to NCI has been included in the above table as maturing in 2008.  See Note 11.  Additionally, during the year ended December 31, 2007, ECC and NCI entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the unaudited Consolidated Financial Statements.  See Note 8.

In connection with the TCD Merger, NCI contributed certain specified capital and in-kind services to LRM.  See Note 1.  During the three months and six months ended June 30, 2008, NCI provided in-kind services to LRM valued at $120,700 and $195,033, respectively.  The in-kind services of $149,210, $37,983 and $7,840 were provided in the areas of legal, technical research and accounting support, respectively, during the six months ended June 30, 2008.

During the year ended December 31, 2006, the Company and NCI entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of nine percent per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the noteholder may be prepaid or paid in advance, in whole or in part, at any time, without premium or penalty.  NCI, in its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  During the six months ended June 30, 2008, the Company announced that NCI had extended the term of the promissory note for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remained in full force and effect.  Subsequent to June 30, 2008 and at the request of the Company, NCI has agreed, as payee, to extend the August 15, 2008 date of payment by the Company of its  promissory note to a later date to be fixed by NCI.  See Notes 7, 8 13 and 14.

Compensation

During the six months ended June 30, 2008, as discussed in Note 10 above, an option grant to acquire up to 500,000 shares of the Company's common stock was issued to the Company's chairman subject to vesting criteria, which criteria were not met as of the six months ended June 30, 2008, and the fair value ascribed to these options will not be recognized as a compensation expense until such time as the options vest.

During the year ended December 31, 2005, as discussed in Note 10 above, option grants to acquire 2,500,000 shares were issued by the Company to management team members subject to vesting criteria, which were not met as of the six months ended June 30, 2008.  Additionally, as discussed in Note 10 above, an option grant to acquire 150,000 shares were issued to a Company director subject to vesting criteria, which criteria were not met during the six months ended June 30, 2008, and the fair value ascribed to this option will not be recorded until such time as the option vests.

Deferred Compensation

During the six months ended June 30, 2008, the Company accrued wages payable to employees and fees payable to board members and an advisor of $25,100 and $44,000, respectively.  In lieu of cash payment, the employees, advisor and board members agreed to accept payment for their services in Company common stock, with delivery of the stock to be deferred until instruction is provided to the Company by the employee, advisor or board member.  For the six months ended June 30, 2008, a stock conversion valuation of $0.46 per share was based on the average closing price of the Company's common stock for the three months ended June 30, 2008.  The aggregate number of common shares that can be issued by conversion of the accrued wages and fees, for the six months ended June 30, 2008, is 150,217.  All shares to be issued will be restricted securities as such term is defined under Rule 144 of the Securities Act of 1933, as amended.

NOTE 12 - INCOME TAXES

At June 30, 2008, the Company had deferred tax assets of approximately $8,413,292, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using federal and New York state tax rates of 34 percent and 7.5 percent, respectively.  Because the Company's management cannot determine that it is "more likely than not" that the Company will realize the benefit of its deferred tax asset, a valuation allowance equal to its deferred tax asset has been established at June 30, 2008.

The significant components of net deferred tax assets and liabilities as of the six months ended June 30, 2008 and the year ended December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007

Deferred tax assets
Net operating loss carryforward	$ 6,054,880	$ 5,665,460
Stock-based compensation	572,851	572,851
Depreciation, amortization and other	1,467,646	1,270,845
State tax - deferred	196,143	234,831
Less valuation allowance	(8,291,521)	(7,743,987)

Net deferred tax asset	$ -	$ -

The valuation allowance increased by $547,534 for the six months ended June 30, 2008 and the valuation allowance increased by $3,687,392 during the year ended December 31, 2007.

For the six months ended June 30, 2008 and the year ended December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14,590,072 and $13,651,000, respectively.  The net operating loss carryforwards begin expiring in the years 2018 through 2028.

Reconciliation of the statutory federal income tax to the Company's effective tax rate is as follows:

	June 30, 2008	December 31, 2007

Statutory regular federal income benefit rate	34.0%	34.0%
State taxes (net of federal benefit)	5.0%	(0.1)%
Other	(0.2)%	(20.6)%
Change in valuation allowance	(38.8)%	(13.3)%

Total	0.0%	0.0%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 7 above, as well as "Off-Balance Sheet Arrangements" in Part I, Item 2 of this Quarterly Report on Form 10-Q, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company, dated as of May 15, 2006.  During the six months ended June 30, 2008, the Company announced that NCI had extended the term of the promissory note that NCI holds, with a principal amount of $500,000 payable by the Company, for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions, as contained within the promissory note agreement, remained in full force and effect.  Subsequent to June 30, 2008 and at the request of the Company, NCI has agreed, as payee, to extend the August 15, 2008 date of payment by the Company of its  promissory note to a later date to be fixed by NCI...See Notes 7, 8 11 and 14.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments were $4,542 per month, with additional charges for common area services.  The lease payment included a provision for certain specific telephone and secretarial services.  During the period ended June 30, 2007, the Company extended its New York office lease until July 1, 2007, with lease renewal available to the Company on an annual basis commencing in July of each year, until July 2010, subject to an inflationary lease payment adjustment.  Commencing April 2007, lease payments are $3,800 per month, with additional charges for common area services.  The security deposit for the leased facilities is $7,800.  Total payments under the lease for the six months ended June 30, 2008 was $22,800.

Future annual minimum operating lease payments for the terms of the New York lease agreements for the remaining six months of 2008 and for the year ending December 31, 2009 are as follows:

New York Office

2008	$ 22,800
2009	$ 45,600

During the year ended December 31, 2006, LRM relocated its operations to a facility in Rockledge, Florida, and LRM leased these facilities.  The five-year lease agreement provided for initial monthly rents of $11,667 through May 2007, with the monthly rents increased to $21,264 beginning June 1, 2007.  In addition, four percent annual rent increases are effective commencing June 1 of each subsequent year during the lease term.  A deposit of $20,000 is held by the lessor.  The lease may be extended for an additional five-year term, in which an incremental lease payment increase is provided for in the renewable lease term.  As described in the paragraph below, during the six months ended June 30, 2008, LRM extended its Rockledge lease for a period of 12 months through December 31, 2011.

Future annual minimum operating lease payments for the terms of the Rockledge lease agreement for the remaining six months of 2008 and for the years ending December 31, 2009 through December 31, 2011 are as follows:

Rockledge Facility

2008	$ 117,546
2009	$ 235,163
2010	$ 235,163
2011	$ 235,163

During the six months ended June 30, 2008, LRM extended the Rockledge facility lease for 12 months through December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, including a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.  Monthly rent payments, effective February 2008, are $19,597, with an annual four percent rent increase effective June 1of each subsequent year during the lease term.  The lease extension and the lease payment reduction are reflected in the table above.

Litigation

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the B.C. Supreme Court.  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes, including accrued interest.  During the six months ended June 30, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  During the six months ended June 30, 2008, the Company received a copy of the order of dismissal entered by the Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company wrote-down the value of the promissory notes, including accrued interest, in their entirety, during the six months ended June 30, 2008.  See Note 8.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  During the six months ended June 30, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company directed its stock transfer agent to cancel the certificate, as instructed by the court order.  The shares were returned to the Company's treasury on May 21, 2008.  See Note 9.

LRM is a named co-defendant in a civil action filed on May 22, 2008 in the United States District Court for the Western District of Pennsylvania by Alternamats, Inc. against one of its customers, Signature Systems, LLC and other named co-defendants.  Alternamats, Inc. alleges certain patent and trade-dress infringements against the defendants.  Company management believes that LRM will prevail in this action and that any outcome will not have a material adverse affect on the operations of either the Company or LRM.

NOTE 14 – SUBSEQUENT EVENT

Subsequent to June 30, 2008 and at the request of the Company, NCI has agreed, as payee, to extend the August 15, 2008 date of payment by the Company of its  promissory note to a later date to be fixed by NCI.  See Notes 7, 8, 11 and 13.

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

The TCD Merger

Since March 3, 2005, the business of Envirokare Tech, Inc. (the "Company," "Envirokare, " "we," "us" or "our") has been, and it is expected that it will continue to be, principally conducted through its wholly owned subsidiary, Envirokare Composite Corp. ("ECC"), and ECC's interest in the joint venture company, LRM Industries, LLC ("LRM").  On March 3, 2005, the Company, together with ECC, Thermoplastic Composite Designs, Inc. ("TCD") and the TCD shareholders, Dale Polk Jr. & Dale Polk Sr., terminated their prior merger and related agreements and simultaneously therewith entered into a new merger agreement (the "TCD Merger Agreement," or "TCD Merger")  as a result of which, among other things:

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

Under the TCD Merger Agreement, payment when due of all of the financial obligations of ECC to the TCD shareholders is guaranteed by the Company, and under the ECC joint venture agreement with NCI, LRM has agreed to make similar payments to ECC prior to making any distributions to its members.

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

As of the year ended December 31, 2006, three TPF ThermoPlastic Flowforming™ process patents had been issued by the United States Patent and Trademark Office (the "PTO").  Additional patent filings that relate to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  During the year ended December 31, 2007, the PTO has issued an additional patent to LRM.  The patent was issued for product by process claims covering fiber length retention, as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.  As of the six months ended June 30, 2008, the patents had remaining duration as follows:

Patent Number	Remaining Patent Life,
as of June 30, 2008

6,719,551	195 months
6,869,558	202 months
6,900,547	220 months
7,208,219	197 months

Financial Position

As of June 30, 2008, the Company had a cash balance of $363,067, compared to a cash balance of $1,608,767 as of December 31, 2007.  The decrease in cash was primarily due to funds utilized to support operations at LRM and the Company, including raw material inventory purchases and partial debt repayment by LRM during the six months ended June 30, 2008, but was partially offset during the same period by an increase in funds raised by LRM as a result of borrowings by LRM from its joint venture partners and an extension of a line of credit by LRM.

Accounts receivable increased during the six months ended June 30, 2008 to $457,299, compared to $347,985 at December 31, 2007.  The increase in accounts receivable of $109,314 was primarily due to expanding production for LRM customers during the six months ended June 30, 2008 as compared to accounts receivable amounts outstanding at December 31, 2007.  The accounts receivable for the six months ended June 30, 2007 was $24,737.  The low recorded value for accounts receivable for the six months ended June 30, 2007 was primarily due to commercialization start-up at LRM, which commenced during the second and third quarters of fiscal 2007.

During 2007, LRM determined that in order to meet anticipated production requests from customers during 2007 and beyond, additional production and operating equipment would be required.  In order to facilitate plant expansion, LRM borrowed $684,000 from ECC and $834,000 from NCI, respectively, or $1,518,000 in the aggregate, during the six months ended June 30, 2008.  Additionally, LRM borrowed $1,939,000 from ECC and $1,789,000 from NCI, respectively, or $3,728,000 in the aggregate, during 2007.  The respective borrowings are in the form of demand promissory notes, each of which accrue interest at an interest rate of 8.25 percent, compounded quarterly until paid.  The funds were utilized to (1) hire additional employees to facilitate start-up production at LRM, (2) acquire additional equipment for the LRM plant, including acquisition of key components for a new production line, and (3) purchase raw materials.  During 2006, LRM arranged debt financing consisting of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.   The $550,000 line of credit was extended during the six months ended June 30, 2008 to provide funds to LRM of up to $1,550,000 in the aggregate.  As of June 30, 2008, the balance on these loan facilities was, in the aggregate, $2,756,060.  During the six months ended June 30, 2008, principal repayment on the outstanding loans was made in the amount of $300,000.  In addition, the Company reported $1,314,890 in accounts payable as of June 30, 2008, as compared to $633,720 at December 31, 2007, respectively.  The increase in accounts payable, of approximately $681,170, assisted in the support on LRM's cash management during the first year of commercialization start-up, including additional purchases of raw materials inventory.

As of June 30, 2008, the Company reported equipment in the amount of $5,652,995, compared to equipment in the amount of $4,863,696 as of December 31, 2007.  The increase in equipment is due to an amount of $789,299 that was expended by LRM to acquire operating equipment and to build various components required for the production lines for its new operating facility in Rockledge, Florida.

As of June 30, 2008, the Company's net patent value was $6,048,235, compared to $6,253,642 as of December 31, 2007.  The decrease in patent value is due to amortization recognized during the six months ended June 30, 2008 in the amount of $206,214.

As of June 30, 2008 and December 31, 2007, the Company has accrued interest payable on promissory notes due of $249,592 and $179,732, respectively, of which, with respect to accrued interest payable on promissory notes as of December 31, 2007, $54,862 was the subject of a legal dispute initiated during May 2000 and which the Company fully wrote-down during the six months ended June 30, 2008 as a result of a court order issued in the Company's favor, dated April 8, 2008.  See Part I, Item 1, Note 8 to the unaudited Consolidated Financial Statements.  The Company also accretes interest payable on a note due to former TCD shareholders, with the interest calculation based on the net present value of the note payable, in an amount of $5,657,208, as established in March 2005.  As of June 30, 2008, the accreted interest on this note is $2,767,640 as compared to accreted interest on the note payable in an amount of $2,290,762 at December 31, 2007.  At June 30, 2008, LRM has accrued interest on loans due to ECC and NCI of $155,726 and $134,509, respectively, as compared to accrued interest on the loans due to ECC and NCI of $53,552 and $52,058, respectively, at December 31, 2007.  The Company eliminates the interest due from LRM to ECC and payable by LRM to ECC in its unaudited Consolidated Financial Statements.

Results of Operations

The Company reported revenues for the three months and six months ended June 30, 2008 of $1,029,732 and $1,392,169, respectively, compared with revenues of $62,584 and $96,293 for the three months and six months ended June 30, 2007, respectively.  Revenues increased by $967,148 and $1,295,876 during the three months and six months ended June 30, 2008, respectively, as compared to the three months and six months ended June 30, 2007.  The significant increase in revenues was due to full-time operations conducted at LRM during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

The Company reported gross profits of $169,188 and $209,306 for the three months and six months ended June 30, 2008, respectively, compared with gross profits of $42,629 and $51,366 for the three months and six months ended June 30, 2007, respectively.  The low gross profits recognized during the three months and six months ended June 30, 2008 was primarily due to significant idle facility costs experienced by LRM during the six months ended June 30, 2008 that resulted from: (1) production of no-charge replacement parts for one of LRM's customers during the three months ended March 31, 2008 and (2) realized down-time on one of LRM's production lines during the six months ended June 30, 2008.  During the six months ended June 30, 2008, idle facility costs of $495,726 were expensed as certain plant operating costs to the general and administrative, rent and wage accounts.  As a consequence of plant startup efforts during 2007 and 2006, LRM experienced significant idle facility costs due to production line construction.  The idle facility costs of $395,547 experienced by LRM for 2007, as a consequence of the plant construction and relocation activity, were expensed as certain plant operating costs in 2007.

Total expenses reported by the Company for the three months and six months ended June 30, 2008 were $1,198,242 and $2,503,394, respectively, compared to $973,743 and $1,627,834 for the three months and six months ended June 30, 2007, respectively.  The increase in expenses for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, was primarily due to an increase in operating costs experienced as a result of full-time production and operating activities at LRM, partially offset by increased revenues.  The Company recorded general and administrative expenses of $228,689 and $708,488 for the three months and six months ended June 30, 2008, respectively, compared to $324,885 and $459,097 for the three months and six months ended June 30, 2007, respectively.  The increased expenses for the respective periods were primarily due to additional administrative costs realized as a result of increased commercialization activity as well as addition of key administrative personnel during the six months ended June 30, 2008.  The Company also recognized wage expenses of $598,478 and $951,067 for the three months and six months ended June 30, 2008, respectively, compared to recorded wage expenses of $366,196 and $638,449 for the three months and six months ended June 30, 2007, respectively.  The wage expense increases were primarily due to the addition of production personnel to facilitate increased commercialization activity.

The Company recorded a net loss of $841,545 and $1,910,563 for the three months and six months ended June 30, 2008, respectively, compared to a net loss of $828,013 and $1,490,332 for the three months and six months ended June 30, 2007, respectively.  The recognized net loss for the respective periods was largely due to LRM's inability to operate at normal capacity as a result of the relocation of its operating facilities and construction of new production operating lines during fiscal 2006 and 2007.  As previously stated, LRM commenced full-time production activities during the last half of fiscal 2007 and continued full-time production activities during the six months ended June 30, 2008, while experiencing significant idle facility costs during the six months ended.

Liquidity and Capital Resources

During the six months ended June 30, 2008, the Company received no cash contributions from either the private sale of equity or debt or the exercise of options or warrants.  As of June 30, 2008, the Company had a cash balance of $363,067, which includes cash balances in LRM of $66,085.  The Company closed its trading securities account during the six months ended June 30, 2008 and transferred all assets from this account into its commercial depository account.  During the year ended December 31, 2007, the Company realized $927,140 from the exercise of warrants and completion of warrant exercises initiated during December 2006.  LRM was initially capitalized with a $5,000,000 contribution in cash, of which $2,500,000 was utilized for the initial TCD Merger payment to former TCD shareholders, and $1,000,000 in services to be provided by NCI.  As of June 30, 2008, the balance of services to be provided by NCI to LRM was $241,343.

The significant changes in assets and payables during the six months ended June 30, 2008 were primarily due to: (1) the increase in accrued interest of $476,878, resulting from the accretion of interest payable on the net present value of the note payable to TCD shareholders in connection with the TCD Merger, the accrued interest of $93,750 due to NCI by the Company on a promissory note payable and the accrued interest of $155,842 due to NCI on a promissory note payable by LRM; (2) the acquisition of additional operating equipment by LRM in an amount of $789,299; (3) a change in the net patent value, as a result of amortization of the patent value in an amount of $206,214 (see Part I, Item 1, Note 6 to our unaudited Consolidated Financial Statements); (4) an increase in accounts receivable of $109,314; (5) an increase in accounts payable of $681,170; (6) an increase in LRM's inventory of $136,468; (7) an increase on the LRM line of credit of $400,000 and loan payable to NCI of $834,000 and (8) reduction of in-kind service assets provided by NCI to LRM of $195,033.

Because LRM only entered into full-time production during the last half of 2007, there is a risk that operations may experience unanticipated difficulties, including raw material (e.g., plastic polymer and glass fiber) consistency issues, production line mechanical issues and slowed production due to decreased production during plant construction and expansion and ramp-up of commercialization.  Each of these risks could potentially have a material adverse affect on anticipated revenues and net sales, slowing near-term growth projections for LRM.  The Company believes that these risks could have a short-term material adverse effect on LRM's revenues and net sales, although the problems described herein should not pose any lasting effect to LRM's ability to increase its revenues and net sales through 2008.  During the six months ended June 30, 2008, LRM entered into a Loan Agreement with SunTrust Bank that provides for an extension on the existing revolving line of credit for an additional $1.0 million, or $1.55 million in the aggregate, with the line of credit proceeds to be used for its general operating purposes as described above in Note 8 to the unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has incurred an accumulated deficit of $30,775,610 as of June 30, 2008 and it does not currently have adequate funding to meet both its near term administrative expenses and its significant financial obligations under the TCD Merger Agreement and the LRM joint venture agreement with NCI.  While the Company has historically raised equity capital through the sale of its common and preferred stock and is currently considering not only further such sales but also encouraging the exercise of currently outstanding Company warrants and options and obtaining of funds from either its joint venture partner, NCI, or an unrelated third party, there can be no assurance that any such additional funding will occur.  If funding either does not occur or is insufficient, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a material adverse impact on the Company's financial condition or results of operations.  In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to, among other things: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives, including a merger or sale of the business.  To the extent that the Company raises additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company's existing shareholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless whether or not the Company's cash assets prove to be adequate to meet operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company's existing shareholders.

Critical Accounting Policies

We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our unaudited Consolidated Financial Statements.

Cash and Marketable Securities

The Company and LRM maintain their respective domestic cash in commercial depository accounts.  These accounts are each insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The Company, as discussed in the following paragraph, closed its marketable securities account during the six months ended June 30, 2008   This account had consisted of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which were insured.  At June 30, 2008, the Company's consolidated cash balances included $196,982 that was not federally insured.

Following guidance from Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "Other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.  During the six months ended June 30, 2008 the Company closed its marketable securities account and transferred all assets into its commercial depository account.

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

For the six months ended June 30, 2008 and the year ended December 31, 2007, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered as potentially-dilutive:

	June 30, 2008	December 31, 2007

Conventional convertible debt	1,319,444	1,269,444
Stock options	17,618,307	18,418,307
Warrants	9,592,856	9,592,856

Total outstanding potentially-dilutive securities	28,530,607	29,280,607

The following assumptions were made to value the convertible debt for the six months ended June 30, 2008: risk-free interest rate of four percent per annum, volatility of 56 percent and a terms ranging from 45 days to 137 days.  The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2007:  risk-free interest rate of nine percent per annum, volatility of 64 percent and terms ranging from 137 days to ten years.

A detailed discussion regarding issued and outstanding and exercisable issued and outstanding stock options and purchase warrants is provided in Part I, Item 1, Note 10 to our unaudited Consolidated Financial Statements and, with respect to convertible debt, Part I, Item 1, Note 7 to our unaudited Consolidated Financial Statements.

Patents

The TCD Merger combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the TCD Merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  The intangible asset obtained in the TCD Merger was incorporated into and recorded as patent value, in conjunction with the purchase price for TCD, including the real property and equipment of TCD.  The value ascribed to the intangible asset was $7,394,708.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  The Company continues to conduct impairment valuations on all material corporate assets, to determine that no other reasons exist which would require an adjustment to the valuations carried on the Company's unaudited Consolidated Balance Sheets.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP No. 157-2").  FSP No. 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements," for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of FSP No. 157-2 on the Company's financial condition or results of operations for the year ending December 31, 2008.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not determined the impact, if any, that implementation of SFAS No. 161 will have on the Company's financial condition or results of operations for the year ending December 31, 2008.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than a promissory note arrangement between the Company and NCI, dated May 15, 2006, which promissory note is secured by a pledge and security agreement dated as of May 15, 2006 that provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company and dated as of May 15, 2006.  During the six months ended June 30, 2008 and as described in the following paragraph, the Company announced that NCI had extended the term of the promissory note for a period of three months, with the note and accrued interest becoming due and payable on August 15, 2008.  All other terms and conditions of the promissory note remain in full force and effect.

Subsequent Event

Subsequent to June 30, 2008 and at the request of the Company, NCI has agreed, as payee, to extend the August 15, 2008 date of payment by the Company of its  promissory note to a later date to be fixed by NCI.  See Part I, Item 1, Notes 7, 8, 11, 13 and 14 to the unaudited Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Mr. George E. Kazantzis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  Based upon that evaluation, Mr. Kazantzis concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has been no change in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the B.C. Supreme Court.  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes, including accrued interest.  During the six months ended June 30, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  During the six months ended June 30, 2008, the Company received a copy of the order of dismissal entered by the Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company wrote-down the value of the promissory notes, including accrued interest, in their entirety, during the six months ended June 30, 2008.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  During the six months ended June 30, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company directed its stock transfer agent to cancel the certificate, as instructed by the court order.  The shares were returned to the Company's treasury on May 21, 2008.

LRM is a named co-defendant in a civil action filed on May 22, 2008 in the United States District Court for the Western District of Pennsylvania by Alternamats, Inc. against one of its customers, Signature Systems, LLC and other named co-defendants.  Alternamats, Inc. alleges certain patent and trade-dress infringements against the defendants.  Company management believes that LRM will prevail in this action and that any outcome will not have a material adverse affect on the operations of either the Company or LRM.

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

10.2

Material Agreement Facility ($1.55 million) between LRM Industries, LLC and SunTrust Bank, dated June 20, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2008).

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2008.

ENVIROKARE TECH, INC.

By: /s/      George E. Kazantzis

Name:     George E. Kazantzis
Title:       President and Chief Operating Officer