Form 10-Q
period 2008-09-30
ENVIROKARE TECH INC
filed 2008-11-12
CIK 1065677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.
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

The registrant has 60,437,261 shares of common stock outstanding as of November 7, 2008.

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

Item 1.   Legal Proceedings
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits

SIGNATURE

PART I - FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

ENVIROKARE TECH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(unaudited)	December 31, 2007

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$99,259	$277,256
Trading securities	-	1,331,510
Accounts receivable	343,377	347,985
Inventory	314,337	153,860
Deposits and retainers	7,600	45,753
Prepaid expenses	177,619	485,195

TOTAL CURRENT ASSETS	942,192	2,641,559

PROPERTY AND EQUIPMENT
Equipment	5,719,295	4,863,696
Leasehold improvements	270,858	270,858
Less accumulated depreciation	(454,885)	(215,018)

TOTAL PROPERTY AND EQUIPMENT	5,535,268	4,919,536

OTHER ASSETS
Patents, net	5,945,128	6,254,449

TOTAL OTHER ASSETS	5,945,128	6,254,449

TOTAL ASSETS	$12,422,588	$13,815,545

L I A B I L I T I E S & S T O C K H O L D E R S ' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,588,753	$633,720
Accounts payable - related party	114,178	-
Accrued interest	3,331,106	2,470,494
Accrued wages	39,285	115,180
Line of Credit	1,506,060	550,000
Loans payable, current portion	3,858,792	3,017,997
Notes payable, current portion	2,000,000	61,965

TOTAL CURRENT LIABILITIES	12,438,174	6,849,356

LONG-TERM LIABILITIES
Notes payable, net of current portion	4,905,326	7,447,011
Discount on notes payable - other	-	(56,200)

TOTAL LONG-TERM LIABILITIES	4,905,326	7,390,811

MINORITY INTEREST IN SUBSIDIARY	816,771	2,722,196

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Convertible preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized,
$0.001 par value; 60,547,261 and 60,758,754 shares
issued and outstanding, respectively	60,547	60,759
Additional paid-in capital	25,784,620	25,657,469
Accumulated deficit	(31,582,851)	(28,865,047)

TOTAL STOCKHOLDERS' (DEFICIT)	(5,737,683)	(3,146,819)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$12,422,588	$13,815,545

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$486,600	$255,880	$1,878,769	$352,173

COST OF GOODS SOLD	(474,722)	(210,518)	(1,657,585)	(255,445)

GROSS PROFIT	11,878	45,362	221,184	96,728

E X P E N S E S
Consulting fees - other	28,500	24,000	88,943	72,000
Board of directors fees	118,610	282,680	157,110	313,180
Rent	56,017	10,684	153,518	85,216
General and administrative	249,194	446,276	957,682	905,373
Depreciation and amortization	164,704	124,079	506,438	370,597
Professional fees	119,336	45,003	377,836	141,283
Research and development	33,193	17,189	80,355	51,647
Wages and salaries	585,522	533,877	1,536,589	1,172,326

TOTAL EXPENSES	1,355,076	1,483,788	3,858,471	3,111,622

LOSS FROM OPERATIONS	(1,343,198)	(1,438,426)	(3,637,287)	(3,014,894)

OTHER INCOME (EXPENSES)
Other income	191	41,639	10,033	133,182
Realized gain on investments	-	-	20,722	-
Unrealized loss on investments	-	(116,328)	-	(116,328)
Forgiveness of debt	-	-	118,389	-
Interest expense	(385,178)	(307,386)	(1,135,086)	(979,964)

TOTAL OTHER EXPENSE	(384,987)	(382,075)	(985,942)	(963,110)

LOSS BEFORE INCOME TAXES	(1,728,185)	(1,820,501)	(4,623,230)	(3,978,004)

INCOME TAXES	-	-	-	-

MINORITY INTEREST ALLOCATION	920,946	511,946	1,905,426	1,179,117

NET LOSS	$(807,240)	$(1,308,555)	$(2,717,804)	$(2,798,887)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING	60,481,265	60,479,845	59,650,335	59,662,806

The accompanying condensed notes are an integral part of these consolidated financial statements.

ENVIROKARE TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,717,804)	$(2,798,887)

Adjustments to reconcile net loss to
net cash used by operating activities:
Loss allocated to minority interest	(1,905,425)	(1,179,117)
Depreciation and amortization	549,188	370,597
Amortization of debt discount	58,830	128,367
Forgiveness of debt	(118,389)	-
Realized gain on investments	-	116,328
Common stock and options issued for compensation and expenses	102,110	277,680

Changes in assets and liabilities:
Accounts receivable	4,608	(139,912)
Inventory	(160,477)	(169,918)
Deposits and retainers	38,153	24,300
Prepaid expenses	307,576	228,706
Accounts payable	955,033	(223,698)
Accounts payable - related party	114,178	-
Accrued compensation	(75,895)	(32,905)
Accrued interest payable	860,612	695,973

Net cash used by operating activities	(1,987,702)	(2,702,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trading securities	1,331,510	-
Purchase of equipment	(788,254)	(352,619)
Leasehold improvements	-	(24,379)

Net cash used in investing activities	543,256	(376,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing, related party	834,000	1,389,000
Payments on notes payable and line of credit	(545,811)	(553,874)
Proceeds from sale of common stock	35,200	936,551
Repurchase of stock	(13,000)	-
Deposit for stock purchase	-	(433,000)
Proceeds from line of credit	956,060	373,667

Net cash provided by financing activities	1,266,449	1,712,344

Net increase (decrease) in cash (including restricted cash)	(177,997)	(1,367,139)

Cash and cash equivalents, beginning of period	277,256	1,528,262

Cash and cash equivalents, end of period	$99,259	$161,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$63,638	$129,495

Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING:
Relocation costs	$-	$395,547
Accrued interest accreted on Note to merger entity shareholders	$3,006,079	$2,077,870
Receivable due to LRM (services in-kind from Nova)	$127,943	$515,255

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

Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), stock options and warrants that are considered as potentially anti-dilutive shares:

	September 30, 2008	December 31, 2007

Conventional convertible debt	1,344,444	1,269,444
Stock options	17,118,307	18,418,307
Warrants	9,482,856	9,592,856

Total outstanding potentially anti-dilutive securities	27,945,607	29,280,607

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

As indicated in the accompanying unaudited Consolidated Financial Statements, the Company has incurred an accumulated deficit of $31,582,851 through September 30, 2008, which includes a net loss of $807,240 and $2,717,804, for the three months and nine months ended September 30, 2008, respectively, and net losses of $1,308,558 and $2,798,887 for the three months and nine months ended September 30, 2007, respectively.  The Company also had a negative cash flow from operations for the three months ended September 30, 2008 and the three months and nine months ended September 30, 2007.  The Company had a decrease in cash flow of $177,997 for the nine months ended September 30, 2008.  The Company had revenues of $486,600 and $1,878,769 for the three months and nine months ended September 30, 2008, respectively, and revenues of $255,880 and $352,173 for the three months and nine months ended September 30, 2007, respectively.

The net change in revenues realized for the three months and nine months ended September 30, 2008 and 2007 of $230,720 and $1,526,596, respectively, occurred as a result of LRM operating on a full-time basis, while experiencing lower idle facility costs during the three months and nine months ended September 30, 2008, as compared to significant idle facility costs for LRM that resulted in negligible revenues for the three months and nine months ended September 30, 2007.  See Note 4.  The revenue numbers for the respective periods are primarily due to the start-up of commercial production during the last two quarters of 2007 and the construction of a new production operating line, which was available for full-time production commencing the fourth quarter of 2008.  LRM is currently marketing the TPF ThermoPlastic Flowforming™ and STF Sheetless Thermoforming™ technologies which will, if successful, ultimately assist in mitigating those factors which raise substantial doubt about the Company's ability to continue as a going concern.  LRM has proceeded as planned in the ongoing development of numerous products composed of long-fiber reinforced and non-reinforced thermoplastic composites.  LRM management is also marketing the TPF ThermoPlastic Flowforming™ and STF Sheetless Thermoforming™ technologies to various potential clients with the intent of establishing product development agreements, with the agreements to include provisions for manufacturing and marketing successfully developed products.

The Company is presently assessing its available cash to fund its current operations and obligations under the TCD Merger Agreement and LRM joint venture agreement with NCI through September 30, 2009.  The Company is considering possible funding of these obligations through private sales of both its equity and debt, exercise of outstanding Company warrants and options and financing to be made available by either its LRM joint venture partner, NCI, or an unrelated third party.  While it is possible that LRM may realize licensing fee revenues, there can be no assurance that this will either occur or that it will occur and provide sufficient funding.  Our unaudited Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in its present form.

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

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured.  Currently, the Company derives substantially all of its revenues from commercial production, with nominal revenue derived from contractual research and development and product development activities, with no additional deliverables contained within the respective contractual arrangements and no repayment of funds terms contained within any agreement.  Additionally, current research and development agreements contain no royalty arrangements, purchase provisions, license agreements or commitments (to provide additional funding).  For the nine months ended September 30, 2008, LRM realized $59,000 in revenue from research and development and product development activities, while recognizing nominal associated costs from these activities.  Services contracts (e.g., for product development) generally take the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as components manufactured to date as compared to the total components to be manufactured, which are under contract.  Any changes in the scope of work generally results in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured.  Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period.  Setup and administrative fees are billed upon contract approval.  Revenues recognized as earned from setup and administrative fees are amortized over the life of the contract.  Losses are recognized immediately.  Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred.  All out-of-pocket costs are included in expenses.  Products successfully developed and tested on behalf of customers may lead to commercial production agreements with LRM, and these potential agreements would be separately negotiated between LRM and the customer.

Cost of Sales

Cost of sales consists of the cost of products sold, commissions and inbound shipping charges.  LRM's current shipping policy is to provide its products free on board (i.e., F.O.B.) its plant and, typically, LRM does not receive freight payments from its customers.  To the extent that LRM incurs nominal freight charges on behalf of its customers, these costs are included in the cost of products sold.

NOTE 3 - MARKETABLE SECURITIES

Following guidance from SFAS No. 115, the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "Other income."   During the nine months ended September 30, 2008, the Company sold all of its remaining investment securities.  The Company's unrealized loss of $288,227, as reported for the year ended December 31, 2007, was recognized during the nine months ended September 30, 2008, and the Company reported a net realized gain on marketable securities of $20,722 for the nine months ended September 30, 2008.

The Company closed its investment securities account during the nine months ended September 30, 2008 and transferred all funds into its commercial depository account.  As such, the marketable trading securities included in the current assets had costs of $0 for the three months and nine months ended September 30, 2008, respectively, compared to $2,403,073 for the three months and nine months ended September 30, 2007, respectively.

Interest received in amounts of $114 and $3,734 and cash dividends received in amounts of $4,115 were included in the determination of net income for the three months and nine months ended September 30, 2008, respectively, and these amounts are reflected in the cost of the marketable trading securities as of the three months and nine months ended September 30, 2008, respectively.  Interest received in amounts of $25,402 and $37,391 and cash dividends received in amounts of $23,024 and $39,772 were included in the determination of net income for the three months and nine months ended September 30, 2007, respectively, and these amounts are reflected in the cost of the marketable trading securities as of the three months and nine months ended September 30, 2007, respectively.

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

The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.  For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company has not incurred losses from write-downs to market.

During the three months and nine months ended September 30, 2008, LRM experienced idle facility costs resulting from production of no-charge replacement parts for one of its customers, in addition to realizing down-time on its single-press production line, and expensed certain plant operating costs of $291,820 and $835,751, respectively, to the general and administrative, rent, wage and depreciation accounts.  Due to commercialization start-up, which occurred during the last two quarters of the fiscal year ended December 31, 2007, the Company recognized idle facility costs of $210,418 during fiscal 2007.  The idle facility costs resulted in a reclassification from the costs of goods account to the following line items within the Company's Statement of Operations for the respective periods ended:

Idle Facility Components	September 30, 2008	December 31, 2007

Depreciation	$115,321	$-
General and administrative	411,715	186,348
Rent	104,193	-
Wages	204,522	24,070

Total Idle Facility Costs	$835,751	$210,418

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

Materials	$266,193	$152,160
Finished goods	48,144	1,700

	$314,337	$153,860

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.  Equipment is depreciated over its estimated useful life once placed in service.  Depreciation expense for the nine months ended September 30, 2008 and September 30, 2007 was $262,874 and $56,975, respectively.  Amortization expense relating to amortization of intellectual property, for the nine months ended September 30, 2008 and September 30, 2007, was $309,321 and $313,622, respectively.  See Note 6.

The following is a summary of the Company's equipment, leasehold improvements and related accumulated depreciation and amortization at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Office equipment	$ 170,218	$ 160,179
Equipment	5,719,295	4,703,517
Leasehold improvements	270,858	270,858

	6,160,371	5,134,554

Less: Accumulated depreciation
and amortization	(262,874)	(215,018)

	$ 5,897,497	$ 4,919,536

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

Intangible assets are tested for impairment on an annual basis.  At December 31, 2007, the Company has determined that the carrying value of its intangible assets, as described below, is fully recoverable, based upon a net present value analysis conducted by the Company, wherein future projected revenues for LRM were considered in the determination of the recoverability of the carrying value of its intangible assets.

Patent Acquisition Costs and Technology Rights

In March 2005, the Company announced that it had executed a definitive merger agreement in which TCD merged with and into the Company's wholly owned subsidiary, ECC.  The TCD Merger combined all of TCD's business, including its intellectual property, property, plant and other assets (including contracts with ECC), with and into ECC.  Upon completion of the TCD Merger, the intellectual property rights, technology, manufacturing equipment and all TPF ThermoPlastic Flowforming™ business activities of TCD were assigned to LRM, through ECC.  In conjunction with the purchase price for TCD, including the real property and equipment of TCD, the intangible asset obtained in the TCD Merger was incorporated into and recorded as a net patent value on the Company's Consolidated Balance Sheets.  The Company amortizes this patent value over a twenty-year period and utilizes a discount rate of 12 percent in ascribing the value to the intangible asset obtained.  As of September 30, 2008, the net patent value was $5,945,128.  The amortization expense for the three-month and nine-month periods ended September 30, 2008 was $103,107 and $309,321, respectively.  See Note 5.

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

NOTE 7 - CONVERTIBLE DEBENTURE

On May 15, 2006, the Company issued a $500,000 promissory note payable to the order of NCI payable on May 14, 2008 together with interest which accrues at the rate of nine percent per annum compounded annually and is payable on the note principal's payment date.  Principal and interest may be prepaid by the Company in whole or in part, at any time, without premium or penalty.  Under this note, NCI, in its sole discretion, has the right at any time to convert the note's then outstanding principal and all accrued and unpaid interest (referred to both individually, or combined, as the "beneficial conversion feature") into common stock of the Company, at an exercise price of $0.45 per share.

During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.  All other terms and conditions, as contained within the promissory note agreement, remained in full force and effect.  See Notes 8, 11, 13 and 14.

The Company calculated the beneficial conversion feature of the principal debt by (a) taking the fair market value of the Company's common stock when good funds were available from the loan proceeds ($0.656 per share), (b) subtracting the conversion price of the debt ($0.450 per share), (c) multiplying the difference ($0.206 per share) by (d) the number of convertible shares (1,111,111 convertible shares). The resultant fair value for the principal debt associated with the beneficial conversion feature was $228,889, which amount has been amortized over the life of the original term of the principal debt.  With respect to the conversion feature of the accrued interest, the Company treated the conversion feature, calculated on a quarterly basis during the term of the original note, as a warrant and accordingly used the assumptions of a four percent interest rate, volatility of 56 percent and a period ranging from 45 days to 137 days to calculate the conversion value for the Company's common stock that may be acquired upon conversion of interest accrued for the nine months ended September 30, 2008.  The Company used the assumptions of a nine percent interest rate, volatility of 64 percent and a period ranging from 105 days to 730 days to calculate the conversion value for the Company's common stock that may be acquired upon conversion of interest accrued for the year ended December 31, 2007.  During the nine months ended September 30, 2008, the discount on debt attributable to both the conversion feature calculated on the principal debt and the beneficial conversion feature calculated on the accrued interest were fully amortized.

Summarized information about the Company's note payable to NCI, including accrued interest, and the shares represented by conversion of debt and interest, for the nine months ended September 30, 2008 and the year ended December 31, 2007, is as follows:

			Shares			Shares
			Issuable			Issuable	Total Shares
			Upon			Upon	Issuable
	Loan	Conversion	Conversion	Accrued	Conversion	Conversion	Upon
	Principal	Price	(Principal)	Interest	Price	(Interest)	Conversion

Balance, 12/31/2007	$500,000	$0.45	1,111,111	$71,250	$0.45	158,333	1,269,444

Change	-	-	-	33,750	0.45	75,000	1,344,444

Balance, 9/30/2008	$500,000	$0.45	1,111,111	$105,000	$0.45	233,333	1,344,444

Summarized information about the Company's fair value calculations, including amortization of the calculated discount relating to the note payable to NCI which includes accrued interest for the nine months ended September 30, 2008 and the year ended December 31, 2007, is as follows:

	Discount	Discount			Discount		Discount
	Fair Value	Fair Value	Discount	Discount	Fair Value	Discount	Accumulated
	(Loan	(Principal /	Amortization	Fair Value	(Interest /	Amortization	Amortization
	Principal)	per share)	(Principal)	(Interest)	per share)	(Interest)	Total

Balance, 12/31/2007	$228,889	$0.206	$181,204	$28,879	$0.037-0.337	$20,363	$201,567

Change	-	-	47,685	2,634	0.064	11,150	58,835

Balance, 9/30/2008	$228,889	$0.206	$228,889	$31,513	$0.037-0.337	$31,513	$260,402

The beneficial conversion value of the accrued interest was $4 and $2,634, for the three months and nine months September 30, 2008, respectively, $1,925 and $11,335, for the three months and nine months September 30, 2007, respectively, and $12,268 for the year ended December 31, 2007.  These amounts have been recorded as a discount on the debt issued and are being amortized over the life of the note payable described above.  During the three months and nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007, the Company has amortized the discount on debt for the note and conversion feature on the accrued interest of $756, $58,835, $32,669, $97,202 and $16,696, respectively.  The amortization previously described is reflected in the unaudited Consolidated Financial Statements as a charge to interest for the period ended.  The Company has pledged its interest in LRM as security for repayment of the loan principal, including accrued interest, and this pledge of interest in LRM is considered by the Company as an off-balance sheet arrangement.  See Notes 8 and 13.

NOTE 8 - LONG-TERM DEBT

Summarized information about the Company's long-term debt at September 30, 2008 and December 31, 2007, is as follows:

	September 30, 2008	December 31, 2007
Note payable, interest payable at 9 percent,	$ 500,000	$ 500,000
loan maturing in August 2008 (see Notes 7, 11, and 13)

Note payable, interest accrued at 10 percent payable at an	-	61,965
undetermined date, uncollateralized (See Note 13)

Loan agreements at SunTrust Bank, maturing at	333,910	418,620
various dates through 2010, collateralized by equipment

Line of credit at SunTrust Bank, revolving	1,504,545	550.000
debt, monthly interest at LIBOR plus 1.25 percent payments commenced May 2007

Loan agreements at SunTrust Bank, monthly	1,650,000	2,100,000
interest at LIBOR plus 1.25 percent to 2 percent, maturing in 2011, collateralized by Nova guarantees

Note payable by LRM to NCI, uncollateralized demand	2,836,156	1,841,508
loan with no maturity. Note value includes accrued
interest payable (Note 11)

Note payable to TCD shareholders (net present value),	8,663,287	7,947,970
12 percent discount rate, maturing at various dates
through 2013. Note value includes accrued interest
payable.

Less: Current portion of Long-Term Debt	(7,363,337)	(3,681,840)

Total Long-Term Debt	$ 8,124,561	$ 9,737,773

The summarized long-term debt tabular disclosure above contains items that include accrued interest and accreted interest values.

Loan maturities for each of the five years following December 31, 2007 are as follows:

2008	$ 5,023,887
2009	2,739,323
2010	761,401
2011	300,000
2012	3,000,000

$ 11,824,611

The loan maturities for each of the five years following December 31, 2007 include current loan maturities for the years ending December 31, 2008 and 2009 of $6,986,864.  Additionally, the Company has loan maturities that extend beyond the year ended December 31, 2012.

During the nine months ended September 30, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $834,000 and $684,000, respectively, or $1,518,000 in the aggregate.  During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,600,000 for each partner.  Total proceeds received from each of NCI and ECC as of September 30, 2008 was $2,623,000, or $5,246,000 in the aggregate.  As of September 30, 2008, the note amount of $2,836,156 (including interest) due to NCI has been included in the above table as maturing in 2008.  The note amount due to ECC (including interest) in an amount of $2,837,265, as of September 30, 2008, has not been included in the above table, as the Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the unaudited Consolidated Financial Statements.  See Note 11.

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

On May 15, 2006, the Company issued a $500,000 promissory note payable to the order of NCI on May 14, 2008 together with interest which accrues at the rate of nine percent per annum compounded annually and is payable on the note principal's payment date.  During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.  All other terms and conditions, as contained within the promissory note agreement, remained in full force and effect.  See Notes 7, 11, 13 and 14.

During the year ended December 31, 2006, LRM entered into three loan agreements with SunTrust Bank that provide for borrowings of up to $2.24 million and $560,000 and a line of credit in an amount of $550,000, with the loan proceeds used for the installation of a new production line in the Rockledge, Florida facility.  These loan agreements provide for interest at the rate of LIBOR plus two percent, LIBOR plus 1.25 percent and LIBOR plus 1.25 percent, respectively, with interest payments having commenced in July 2006 and principal repayments having commenced in November 2006 with respect to the $2.24 million and $560,000 borrowings.  The $550,000 loan facility was extended to an aggregate of $1.55 million during the nine months ended September 30, 2008, as described in the following paragraph, and this loan facility provides funds in the form of a revolving master borrowing loan, or line of credit, with interest currently due and payable on the loan principal amount.  Interest on this line of credit is calculated based on the outstanding loan balance at that time.  For the nine months ended September 30, 2008, the $2.24 million and $560,000 loans described herein were fully drawn against by LRM, with the $1.55 million line of credit drawn against in the amount of $1,504,545, and these amounts and remaining balances are reflected in the respective loan agreements and line of credit disclosures in the above table.  Repayment on the $2.24 million and $560,000 loan facilities commenced during November 2006, with no repayment on the line of credit having commenced during the nine months ended September 30, 2008.  The balance remaining on the $2.24 million and $560,000 loan facilities as of September 30, 2008 was $1,320,000 and $330,000, respectively, totaling $1,650,000 in the aggregate.

During the nine months ended September 30, 2008, LRM entered into a Loan Agreement with SunTrust Bank that provides for an extension on the existing revolving line of credit for an additional $1.0 million, or $1.55 million in the aggregate, with the line of credit proceeds to be used for general operating purposes.  The agreement generally provides for interest at the rate of LIBOR plus 1.25 percent with repayments of borrowings, including interest, commencing July 2008.  The balance owing on the line of credit as of September 30, 2008 was $1,504,545, which balance includes a finance charge of $4,545.

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the Supreme Court of British Columbia, Canada (the "B.C. Supreme Court").  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes of an aggregate value of $118,389, including $56,424 in accrued interest.  During the nine months ended September 30, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  During the nine months ended September 30, 2008, the Company received a copy of the order of dismissal entered by the B.C. Supreme Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes that the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company wrote-down the value of the promissory notes, including accrued interest, in their entirety, during the nine months ended September 30, 2008.  See Note 13.

NOTE 9 - COMMON STOCK

During the nine months ended September 30, 2008, the Company issued 110,000 shares of its common stock upon exercise of warrants at a strike price of $0.32 per share realizing net cash proceeds of $35,200.  During the nine months ended September 30, 2008, the Company received no cash contributions from either the private sale of equity or debt or the exercise of options.  During the nine months ended September 30, 2008, the Company issued 56,521 shares of Company common stock to set-off travel expenses payable, accrued director fees payable and advisor fees.  Additionally, during the nine months ended September 30, 2008, the Company issued 255,319 shares of common stock upon exercise of options in a cashless transaction.  The options required to complete the cashless transaction totaled 500,000 shares of Company common stock, of which 244,681 shares were utilized to effect the cashless transaction.  The exercise price for the options issued was $0.23 per share, and the value used to convert the options for the cashless exercise was $0.47 per share.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  During the nine months ended September 30, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company directed its stock transfer agent to cancel the certificate, as instructed by the court order.  The shares were returned to the Company's treasury on May 21, 2008.  See Note 13.

Stock Repurchase Program

On October 5, 2007, the Company announced that its board of directors had approved and authorized a stock repurchase program under which the Company is authorized to repurchase shares of its outstanding common stock during the next two years of up to a maximum of $500,000 in repurchase cost or 1,100,000 shares, whichever is lesser, subject to proportional adjustment for stock splits, stock dividends and the like, and that the share repurchase two-year period will end on October 5, 2009.  The stock repurchase program will be conducted in accordance with the terms of applicable federal and state securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Company intends to fund all repurchases with its available cash on hand, and all shares of common stock repurchased pursuant to the repurchase program shall be canceled upon purchase.  For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company had not repurchased any of its common stock under the stock repurchase program.

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

The following assumptions were made to value the stock options and warrants for the nine months ended September 30, 2008: risk-free interest rate of four percent per annum, volatility of 56 percent and term of ten years.  The following assumptions were made to value the stock options and warrants for the year ended December 31, 2007: risk-free interest rate of 4 percent per annum, volatility of 64 percent and term of ten years.

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

In conjunction with the adoption of SFAS No. 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the vesting period for the options granted.  As discussed in more detail in the paragraph following the stock option tabular disclosures, the Company issued an option to acquire up to 500,000 shares of the Company's common stock and recognized no share-based compensation expense for nine months ended September 30, 2008 related to this option.

The aggregate intrinsic value of $550,395 of options outstanding as of September 30, 2008 is based on the Company's closing stock price of $0.35 on that date and represents the total pre-tax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date.

Summarized information about stock options outstanding and exercisable at September 30, 2008 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number of Shares Under Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares Under Options Exercisable	Weighted-Average Exercise Price

$ 0.230	4,586,623	5.12	$ 0.230	4,586,623	$ 0.230
0.430	500,000	9.55	0.430	-	-
0.440	100,000	9.19	0.440	100,000	0.440
0.575	250,000	1.00	0.575	250,000	0.575
0.600	675,000	7.90	0.600	675,000	0.600
0.640	500,000	8.01	0.640	500,000	0.600
0.750	600,000	6.98	0.750	600,000	0.750
0.965	9,906,684	6.58	0.965	7,406,684	0.965

$ 0.230 - 0.965	17,118,307	6.32	$ 0.710	14,118,307	$ 0.680

Equity Compensation Plan Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted-Average Exercise Price	Shares Available for Issuance

1999 Stock Option Plan	250,000	$ 0.575	1,148,579

Following is a summary of the Company's stock option activity during the nine months ended September 30, 2008 and the year ended December 31, 2007:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 31, 2007	18,418,307	0.720

Expired	1,300,000	0.940
Granted	500,000	0.430
Exercised	500,000	0.230

Options outstanding at September 30, 2008	17,118,307	$ 0.710

The fair value ascribed for options not vested for the nine months ended September 30, 2008 and for the year ended December 31, 2007 is $2,024,620 and $1,951,110, respectively.  These options vest under varying conditions and at varying times through April 16, 2010, described below.

During the nine months ended September 30, 2008, the Company granted 500,000 options to the Company's chairman, Mr. Paul G. Gillease.  The strike price for these options was $0.43 per share with one-half vesting one year after the date of issuance and one-half vesting two years after the date of issuance, provided that Mr. Gillease remains as chairman of the Company.  Due to the vesting criteria established for Mr. Gillease, the Company will not recognize the fair value ascribed to this compensation, in an amount equal to $149,620, until such time as the options vest.  The assumptions used to calculate the fair value of these options are a risk-free interest rate of four percent per annum, volatility of 59 percent and a term of ten years.

During the year ended December 31, 2006, the Company granted 500,000 options to the Company's former chairman and chief executive officer, Mr. Louis F. Savelli, 300,000 options to a board member, Mr. Paul G. Gillease, 250,000 options to the Company's president, Mr. George E. Kazantzis and 125,000 options to a consultant.  The strike price for these options were $0.64 per share (with respect to Mr. Savelli) and $0.60 per share (with respect to Messrs. Gillease, Kazantzis and the consultant).  Of these grants, an option to purchase 300,000 shares granted to Mr. Gillease vested one-half during the nine months ended September 30, 2008 and one-half during the year ended December 31, 2007.  Due to the vesting criteria established for Mr. Gillease, during the nine months ended September 30, 2008 and year ended December 31, 2007, the Company recognized one-half of the fair value of the option grant in each period ended in an amount equal to $76,110, respectively, or $152,200 in the aggregate, and recorded this amount as compensation expense.  The assumptions used to calculate the fair value of these options are a risk-free interest rate of eight percent per annum, volatility of 75 percent and a term of ten years.

Options issued by the Company for the year ended December 31, 2005 totaled 10,730,000 in the aggregate.  These options include: (1) 1,300,000 options issued to LRM employees and consultants at a strike price of $0.94 per share, and a three-year exercise period with immediate vesting of the option grants and (2) 8,830,000 options issued to the Company's management team and consultants at a strike price of $0.965 per share and a ten-year exercise period.  Of the grants issued to Company's management team and consultants, 2,500,000 shares are not included in the options exercisable section of the tabular format above, but are instead included in the options issued section of the tabular format because the vesting of these options is subject to certain performance criteria that must be met by LRM prior to vesting, with these options being issued to two Company management team members during the year ended December 31, 2005.  The Company has calculated the future value of these non-vested option grants to be $1,875,000 and will recognize the effect of this valuation in its financial statements as the vesting criteria are achieved and the option grants become vested.  These non-vested options previously discussed are exercisable only if LRM achieves $40,000,000 in annual revenue or a 17 percent profit based on pre-tax income, in any of the four fiscal years ending December 31, 2005, 2006, 2007 or 2008.  These vesting thresholds were not met during the years ended December 31, 2005, 2006 and 2007.  In connection with the 1,300,000 options issued to LRM employees and consultants, these options were issued as a part of their respective employment and consulting agreements to retain their services for LRM. The fair value ascribed to the option grants is $741,000, which amount was recorded as a compensation expense at the time of the grants.  The 1,300,000 options granted to LRM employees and consultants expired unexercised during the nine months ended September 30, 2008.  The options granted to Company management and consultants were granted in connection with the completion of the TCD Merger, formation of the joint venture with an established plastics industry partner, NCI, and for various additional management services provided to the Company.  The assumptions used to calculate the fair value of the options issued to management and consultants are a risk-free interest rate of four percent per annum, volatility of 69 percent and a term of ten years.  Any deferred expense will be recorded when it appears likely that the LRM operating performance criteria, as set forth above, will be achieved.

The weighted-average fair market value of stock options granted for the nine months ended September 30, 2008 and the year ended December 31, 2007 was $0.71 and $0.72 per share, respectively.

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	Common Shares Underlying/Issuable Upon Exercise of Warrants	Exercise Price Per Share	Weighted-Average Fair Value Per Share At Grant Date	Expiration Dates

Balance, December 31, 2007	9,592,856	$0.40-$0.63	$0.58	8/07-10/10

Exercised	110,000	$0.32	$0.32	11/08

Balance, September 30, 2008	9,482,856	$0.40-$0.63	$0.58	8/07-10/10

The Company issued 110,000 shares during the nine months ended September 30, 2008, pursuant to exercises by warrant holders.  See Note 9.

NOTE 11 - RELATED PARTIES

Loans

During the nine months ended September 30, 2008, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $834,000 and $684,000, respectively, or $1,518,000 in the aggregate.  During the year ended December 31, 2007, LRM received proceeds from each of its joint venture partners, NCI and ECC, in the amounts of $1,789,000 and $1,939,000, respectively, or $3,728,000 in the aggregate.  The proceeds were provided and secured in the form of demand promissory notes, with the respective note agreements completed between the parties during 2007.  The note terms specify that interest accrues on the remaining note principal balance at a rate of 8.25 percent compounded quarterly, until paid.   The agreements also provide a schedule for additional contributions to be made by the respective partners, with total loan proceeds anticipated to be in an approximate amount of $2,600,000 for each partner.  Total proceeds received from each of NCI and ECC as of September 30, 2008 was $2,623,000, or $5,246,000 in the aggregate.  As of September 30, 2008, the note amount of $2,836,156 (including interest) due to NCI has been included in the above table as maturing in 2008.  See Note 11.  Additionally, during the year ended December 31, 2007, ECC and NCI entered into an agreement whereby neither parent, nor its subsidiaries, could call for demand payment on the respective previously discussed promissory notes without the agreement of the other respective parent, including its subsidiaries.  The Company eliminated its portion of loaned amounts to LRM, including accrued interest, in the unaudited Consolidated Financial Statements.  See Note 8.

In connection with the TCD Merger, NCI contributed certain specified capital and in-kind services to LRM.  See Note 1.  During the three months and nine months ended September 30, 2008, NCI provided in-kind services to LRM valued at $113,400 and $308,433, respectively.  The in-kind services of $240,702, $57,091 and $10,640 were provided in the areas of legal, technical research and accounting support, respectively, during the nine months ended September 30, 2008.

During the year ended December 31, 2006, the Company and NCI entered into a promissory note arrangement in the principal amount of $500,000.  The note bears an interest rate of nine percent per annum with interest payable in 24 equal monthly installments of $3,750 commencing June 15, 2006, payable in arrears.  Principal and any unpaid interest are payable in full two years from the date of the promissory note issuance.  Principal and any interest due to the noteholder may be prepaid or paid in advance, in whole or in part, at any time, without premium or penalty.  NCI, in its sole discretion, may convert the loan proceeds and accrued interest into common stock of the Company, at an exercise price of $0.45 per share.  During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.  See Notes 7, 8, 13 and 14.

Compensation

During the nine months ended September 30, 2008, as discussed in Note 10 above, an option grant to acquire up to 500,000 shares of the Company's common stock was issued to the Company's chairman subject to vesting criteria, which criteria were not met as of the six months ended September 30, 2008, and the fair value ascribed to these options will not be recognized as a compensation expense until such time as the options vest.

During the year ended December 31, 2005, as discussed in Note 10 above, option grants to acquire 2,500,000 shares were issued by the Company to management team members subject to vesting criteria, which were not met as of the nine months ended September 30, 2008.  Additionally, as discussed in Note 10 above, an option grant to acquire 150,000 shares were issued to a Company director subject to vesting criteria, which criteria were met during the nine months ended September 30, 2008, and the fair value ascribed to this option of $76,110 was recorded as compensation expense.

Deferred Compensation

During the nine months ended September 30, 2008, the Company accrued wages payable to employees and fees payable to board members and an advisor of $40,350, $65,000 and $9,000, respectively.  In lieu of cash payment, the employees, board members and advisor agreed to accept payment for their services in Company common stock, with delivery of the stock to be deferred until instruction is provided to the Company by the employee, board member or advisor.  For the three months ended September 30, 2008, a stock conversion valuation of $0.39 per share was based on the average closing price of the Company's common stock for the three months ended September 30, 2008.  For the three months ended June 30, 2008, a stock conversion valuation of $0.46 per share was based on the average closing price of the Company's common stock for the three months ended June 30, 2008.  During the nine months ended September 30, 2008, the Company issued 56,521 shares as partial payment for accrued compensation to board members and an advisor.  The remaining aggregate number of common shares that can be issued by conversion of accrued wages and fees, for the nine months ended September 30, 2008, is 279,792.  All shares issued are restricted securities as such term is defined under Rule 144 of the Securities Act of 1933, as amended.

NOTE 12 - INCOME TAXES

At September 30, 2008, the Company had deferred tax assets of approximately $8,731,284, principally arising from net operating loss carryforwards for income tax purposes.  The Company calculates its deferred tax asset using federal and New York state tax rates of 34 percent and 7.5 percent, respectively.  Because the Company's management cannot determine that it is "more likely than not" that the Company will realize the benefit of its deferred tax asset, a valuation allowance equal to its deferred tax asset has been established at September 30, 2008.

The significant components of net deferred tax assets and liabilities as of the nine months ended September 30, 2008 and the year ended December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

Deferred tax assets
Net operating loss carryforward	$ 6,386,419	$ 5,665,460
Stock-based compensation	604,437	572,851
Depreciation, amortization and other	1,574,621	1,270,845
State tax - deferred	165,807	234,831
Less valuation allowance	(8,731,284)	(7,743,987)

Net deferred tax asset	$ -	$ -

The valuation allowance increased by $987,297 for the nine months ended September 30, 2008 and the valuation allowance increased by $3,687,392 during the year ended December 31, 2007.

For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $15,388,962 and $13,651,000, respectively.  The net operating loss carryforwards begin expiring in the years 2018 through 2028.

Reconciliation of the statutory federal income tax to the Company's effective tax rate is as follows:

	September 30, 2008	December 31, 2007

Statutory regular federal income benefit rate	34.0%	34.0%
State taxes (net of federal benefit)	5.0%	(0.1)%
Other	(0.2)%	(20.6)%
Change in valuation allowance	(38.8)%	(13.3)%

Total	0.0%	0.0%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than as discussed in Note 7 above, as well as "Off-Balance Sheet Arrangements" in Part I, Item 2 of this Quarterly Report on Form 10-Q, wherein as a result of a promissory note arrangement between the Company and NCI, dated May 15, 2006, the promissory note is secured by a pledge and security agreement dated as of May 15, 2006, which provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company, dated as of May 15, 2006. During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.  All other terms and conditions, as contained within the promissory note agreement, remained in full force and effect.  See Notes 7, 8, 11 and 14.

Operating Lease Agreements

The Company entered into a lease of office space in New York, New York on July 1, 2005 for a period of 24 months.  Lease payments were $4,542 per month, with additional charges for common area services.  The lease payment included a provision for certain specific telephone and secretarial services.  During the period ended June 30, 2007, the Company extended its New York office lease until July 1, 2007, with lease renewal available to the Company on an annual basis commencing in July of each year, until July 2010, subject to an inflationary lease payment adjustment.  Commencing April 2007, lease payments are $3,800 per month, with additional charges for common area services.  The security deposit for the leased facilities is $7,800.  Total payments under the lease for the nine months ended September 30, 2008 was $34,200.

Future annual minimum operating lease payments for the terms of the New York lease agreements for the remaining three months of 2008 and for the year ending December 31, 2009 are as follows:

New York Office

2008	$ 11,400
2009	$ 45,600

During the year ended December 31, 2006, LRM relocated its operations to a facility in Rockledge, Florida, and LRM leased these facilities.  The five-year lease agreement provided for initial monthly rents of $11,667 through May 2007, with the monthly rents increased to $21,264 beginning June 1, 2007.  In addition, four percent annual rent increases are effective commencing June 1 of each subsequent year during the lease term.  A deposit of $20,000 is held by the lessor.  The lease may be extended for an additional five-year term, in which an incremental lease payment increase is provided for in the renewable lease term.  As described in the paragraph below, during the nine months ended September 30, 2008, LRM extended its Rockledge lease for a period of 12 months through December 31, 2011.

Future annual minimum operating lease payments for the terms of the Rockledge lease agreement for the remaining  three months of 2008 and for the years ending December 31, 2009 through December 31, 2011 are as follows:

Rockledge Facility

2008	$ 58,791
2009	$ 240,651
2010	$ 250,279
2011	$ 260,288

During the nine months ended September 30, 2008, LRM extended the Rockledge facility lease for 12 months through December 31, 2011.  The lease extension includes a $20,000 per year lease payment reduction, retroactive to February 2008, with the reduction related to insurance premiums and provisions, including a cap on the insurance premium portion of the triple net lease and provide for any insurance premium reductions to flow through directly to reduce LRM's lease payments due.  Monthly rent payments, effective February 2008, are $19,597, with an annual four percent rent increase effective June 1of each subsequent year during the lease term.  The lease extension and the lease payment reduction are reflected in the table above.  Additionally, step rent provisions and escalation clauses, including lease concessions are recognized on a straight line basis over the minimum lease term and these provisions are represented within the tabular presentation above.

Litigation

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the B.C. Supreme Court.  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes, including accrued interest.  During the nine months ended September 30, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  During the nine months ended September 30, 2008, the Company received a copy of the order of dismissal entered by the Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company wrote-down the value of the promissory notes, including accrued interest, in their entirety, during the nine months ended September 30, 2008.  See Note 8.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  During the nine months ended September 30, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company directed its stock transfer agent to cancel the certificate, as instructed by the court order.  The shares were returned to the Company's treasury on May 21, 2008.  See Note 9.

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

NOTE 14 – SUBSEQUENT EVENT

On May 15, 2006, the Company issued a $500,000 promissory note payable to the order of NCI on May 14, 2008 together with interest which accrues at the rate of nine percent per annum compounded annually and is payable on the note principal's payment date.  During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.  See Notes 7, 8, 11 and 13.

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

The Business

LRM's business focuses on the use of TPF ThermoPlastic Flowforming™ process technology in the production of thermoplastic and composite large molded products for third parties and for LRM proprietary product sales.  LRM has also developed a second process technology, which is complementary to the TPF ThermoPlastic Flowforming™ technology.  This recently developed technology is a more efficient method of producing large thermoformed parts.  LRM derives a majority of its revenue through toll production (i.e., thermoforming products on behalf of customers using LRM's proprietary patent pending process technologies) and proprietary product sales, customer-funded development projects and government contracts.  LRM intends to license its thermoforming process technologies to potential domestic and international licensees in industries where licensing activity will not adversely impact LRM's primary production business.  LRM will continue to engage in expanding business activities, including proprietary product sales, customer-funded development projects and government contracts, where these activities will enhance the core production business by generating additional significant revenue opportunities.

As of the year ended December 31, 2006, three TPF ThermoPlastic Flowforming™ process patents had been issued by the United States Patent and Trademark Office (the "PTO").  Additional patent filings that relate to the process are pending.  These issued patents provide a system and method for forming an article from thermoplastic material and fiber.  During the year ended December 31, 2007, the PTO has issued an additional patent to LRM.  The patent was issued for product by process claims covering fiber length retention, as well as additional product properties imparted to the molded article formed by the TPF ThermoPlastic Flowforming™ process.  As of the nine months ended September 30, 2008, the patents had remaining duration as follows:

Patent Number	Remaining Patent Life, as of September 30, 2008

6,719,551	192 months
6,869,558	199 months
6,900,547	217 months
7,208,219	194 months

Financial Position

As of September 30, 2008, the Company had a cash balance of $99,259, compared to a cash balance of $1,608,767 as of December 31, 2007.  The decrease in cash was primarily due to funds utilized to support operations at LRM and the Company, including raw material inventory purchases and partial debt repayment by LRM during the nine months ended September 30, 2008, but was partially offset during the same period by an increase in funds raised by LRM as a result of borrowings by LRM from its joint venture partners and an extension of a line of credit by LRM.

Accounts receivable for the nine months ended September 30, 2008 was $343,377, compared to $347,985 at December 31, 2007.  There was a nominal decrease in accounts receivable of $4,608, during the nine months ended September 30, 2008 as compared to accounts receivable amounts outstanding at December 31, 2007.  The accounts receivable for the nine months ended September 30, 2007 was $230,145.  The recorded value for accounts receivable for the nine months ended September 30, 2007 was primarily due to commercialization start-up at LRM, which commenced during the second and third quarters of fiscal 2007.

During 2007, LRM determined that in order to meet anticipated production requests from customers during 2007 and beyond, additional production and operating equipment would be required.  In order to facilitate plant expansion, LRM borrowed $684,000 from ECC and $834,000 from NCI, respectively, or $1,518,000 in the aggregate, during the nine months ended September 30, 2008.  Additionally, LRM borrowed $1,939,000 from ECC and $1,789,000 from NCI, respectively, or $3,728,000 in the aggregate, during 2007.  The respective borrowings are in the form of demand promissory notes, each of which accrue interest at an interest rate of 8.25 percent, compounded quarterly until paid.  The funds were utilized to (1) hire additional employees to facilitate start-up production at LRM, (2) acquire additional equipment for the LRM plant, including acquisition of key components for a new production line, and (3) purchase raw materials.  During 2006, LRM arranged debt financing consisting of a $2,240,000 loan facility and two lines of credit in amounts of $560,000 and $550,000, respectively.   The $550,000 line of credit was extended during the nine months ended September 30, 2008 to provide funds to LRM of up to $1,550,000 in the aggregate.  As of September 30, 2008, the balance on these loan facilities was, in the aggregate, $3,156,060.  During the nine months ended September 30, 2008, principal repayment on the outstanding loans was made in the amount of $500,000.  In addition, the Company reported $1,588,753 in accounts payable as of September 30, 2008, as compared to $633,720 at December 31, 2007, respectively.  The increase in accounts payable, of approximately $955,033, assisted in the support on LRM's cash management during the first year of commercialization start-up, including additional purchases of raw materials inventory and hiring of additional production employees.

As of September 30, 2008, the Company reported equipment in the amount of $5,719,295, compared to equipment in the amount of $4,863,696 as of December 31, 2007.  The increase in equipment is due to an amount of $855,599 that was expended by LRM to acquire operating equipment and to build various components required for the production lines for its new operating facility in Rockledge, Florida.

As of September 30, 2008, the Company's net patent value was $5,945,128, compared to $6,254,449 as of December 31, 2007.  The decrease in patent value is due to amortization recognized during the nine months ended September 30, 2008 in the amount of $309,321.

As of September 30, 2008 and December 31, 2007, the Company has accrued interest payable on promissory notes due of $111,872 and $179,732, respectively, of which, with respect to accrued interest payable on promissory notes as of December 31, 2007, $54,862 was the subject of a legal dispute initiated during May 2000 and which the Company fully wrote-down during the nine months ended September  30, 2008 as a result of a court order issued in the Company's favor, dated April 8, 2008.  See Part I, Item 1, Note 8 to the unaudited Consolidated Financial Statements.  The Company also accretes interest payable on a note due to former TCD shareholders, with the interest calculation based on the net present value of the note payable, in an amount of $5,657,208, as established in March 2005.  As of September 30, 2008, the accreted interest on this note is $3,006,079 as compared to accreted interest on the note payable in an amount of $2,290,762 at December 31, 2007.  At September 30, 2008, LRM has accrued interest on loans due to ECC and NCI of $214,265 and $213,156, respectively, as compared to accrued interest on the loans due to ECC and NCI of $53,552 and $52,058, respectively, at December 31, 2007.  The Company eliminates the interest due from LRM to ECC and payable by LRM to ECC in its unaudited Consolidated Financial Statements.

Results of Operations

The Company reported revenues for the three months and nine months ended September 30, 2008 of $486,600 and $1,878,769, respectively, compared with revenues of $255,880 and $352,173 for the three months and nine months ended September 30, 2007, respectively.  Revenues increased by $230,720 and $582,893 during the three months and nine months ended September 30, 2008, respectively, as compared to the three months and nine months ended September 30, 2007.  The significant increase in revenues was due to full-time operations conducted at LRM during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

The Company reported gross profits of $11,878 and $221,184 for the three months and nine months ended September 30, 2008, respectively, compared with gross profits of $45,362 and $96,728 for the three months and nine months ended September 30, 2007, respectively.  The low gross profits recognized during the three months and nine months ended September 30, 2008 was primarily due to significant costs experienced by LRM during the nine months ended September 30, 2008 that resulted from: (1) production of no-charge replacement parts for one of LRM's customers during the three months ended March 31, 2008 and (2) reduced research and development revenues during the nine months ended September 30, 2008, which revenues typically deliver a substantially higher gross profit margin relative to manufacturing income.

During the three months and nine months ended September 30, 2008, LRM experienced idle facility costs resulting from production of no-charge replacement parts for one of its customers, in addition to realizing down-time on its single-press production line, and expensed certain plant operating costs of $291,820 and $835,751, respectively, to the general and administrative, rent, wage and depreciation accounts.  Due to commercialization start-up, which occurred during the last two quarters of the fiscal year ended December 31, 2007, the Company recognized idle facility costs of $210,418 during fiscal 2007.  The idle facility costs resulted in a reclassification from the costs of goods account to the following line items within the Company’s Statement of Operations for the respective periods ended:

Idle Facility Components	September 30, 2008	December 31, 2007

Depreciation	$115,321	$-
General and administrative	411,715	186,348
Rent	104,193	-
Wages	204,522	24,070

Total Idle Facility Costs	$835,751	$210,418

Total expenses reported by the Company for the three months and nine months ended September 30, 2008 were $1,355,076 and $3,858,471, respectively, compared to $1,483,788 and $3,111,622 for the three months and nine months ended September 30, 2007, respectively.  The decrease in expenses for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily due to a decrease in operating costs experienced as a result of decreased orders from customers and associated decreased production of parts for customers.   The increase in expenses for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was primarily due to full-time production and operating activities at LRM during the nine months ended September 30, 2008, as compared to a partial period of full-time production experienced during the nine months ended September 30, 2007.  The Company recorded general and administrative expenses of $249,194 and $957,682 for the three months and nine months ended September 30, 2008, respectively, compared to $446,276 and $905,373 for the three months and nine months ended September 30, 2007, respectively.  The increased expenses for the respective periods were primarily due to additional administrative costs realized as a result of increased commercialization activity as well as addition of key administrative personnel during the nine months ended September 30, 2008.  The Company also recognized wage expenses of $585,522 and $1,536,589 for the three months and nine months ended September 30, 2008, respectively, compared to recorded wage expenses of $533,877 and $1,172,326 for the three months and nine months ended September 30, 2007, respectively.  The wage expense increases were primarily due to the addition of personnel utilized to facilitate construction of a new production line during the nine months ended September 30, 2008.

The Company recorded a net loss of $807,240 and $2,717,804 for the three months and nine months ended September 30, 2008, respectively, compared to a net loss of $1,308,558 and $2,798,887 for the three months and nine months ended September 30, 2007, respectively.  The recognized net loss for the respective periods was largely due to LRM's inability to operate at normal capacity as a result of the relocation of its operating facilities and construction of new production operating lines during fiscal 2006 and 2007.  As previously stated, LRM commenced full-time production activities during the last half of fiscal 2007 and continued full-time production activities during the nine months ended September 30, 2008, while experiencing significant idle facility costs of $835,751 during the nine months ended.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, the Company issued 110,000 shares of its common stock upon exercise of warrants at a strike price of $0.32 per share realizing net cash proceeds of $35,200.  During the nine months ended September 30, 2008, the Company received no cash contributions from either the private sale of equity or debt or the exercise of options.  As of September 30, 2008, the Company had a cash balance of $99,259, which includes cash balances in LRM of $9,629.  The Company closed its trading securities account during the nine months ended September 30, 2008 and transferred all assets from this account into its commercial depository account.  During the year ended December 31, 2007, the Company realized $927,140 from the exercise of warrants and completion of warrant exercises initiated during December 2006.  LRM was initially capitalized with a $5,000,000 contribution in cash, of which $2,500,000 was utilized for the initial TCD Merger payment to former TCD shareholders, and $1,000,000 in services to be provided by NCI.  As of September 30, 2008, the balance of services to be provided by NCI to LRM was $127,943.

The significant changes in assets and payables during the nine months ended September 30, 2008 were primarily due to: (1) the increase in accrued interest of $715,318, resulting from the accretion of interest payable on the net present value of the note payable to TCD shareholders in connection with the TCD Merger, the accrued interest of $51,872 due to NCI by the Company on a promissory note payable and the accrued interest of $161,098 due to NCI on a promissory note payable by LRM and the decrease in accrued interest of 54,862 as a result of a court order issued in the Company's favor; (2) the acquisition of additional operating equipment by LRM in an amount of $855,599; (3) a change in the net patent value, as a result of amortization of the patent value in an amount of $309,321 (see Part I, Item 1, Note 6 to our unaudited Consolidated Financial Statements); (4) a decrease in loans payable of $545,811, in addition to a write-down of notes payable of $61,965 as a result of a court order issued in the Company's favor; (5) an increase in accounts payable of $955,033; (6) an increase in LRM's inventory of $160,477; (7) an increase on the LRM line of credit of $956,060 and loan payable to NCI of $834,000 and (8) reduction of in-kind service assets provided by NCI to LRM of $308,433.

Because LRM only entered into full-time production during the last half of 2007, there is a risk that operations may experience unanticipated difficulties, including raw material (e.g., plastic polymer and glass fiber) consistency issues, production line mechanical issues and slowed production due to decreased production during plant construction and expansion and ramp-up of commercialization.  Each of these risks could potentially have a material adverse affect on anticipated revenues and net sales, slowing near-term growth projections for LRM.  The Company believes that these risks could have a short-term material adverse effect on LRM's revenues and net sales, although the problems described herein should not pose any lasting effect to LRM's ability to increase its revenues and net sales through 2008.  During the nine months ended September 30, 2008, LRM entered into a Loan Agreement with SunTrust Bank that provides for an extension on the existing revolving line of credit for an additional $1.0 million, or $1.55 million in the aggregate, with the line of credit proceeds to be used for its general operating purposes as described above in Note 8 to the unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has incurred an accumulated deficit of $31,582,851 as of September 30, 2008 and it does not currently have adequate funding to meet both its near term administrative expenses and its significant financial obligations under the TCD Merger Agreement and the LRM joint venture agreement with NCI.  While the Company has historically raised equity capital through the sale of its common and preferred stock and is currently considering not only further such sales but also encouraging the exercise of currently outstanding Company warrants and options and obtaining of funds from either its joint venture partner, NCI, or an unrelated third party, there can be no assurance that any such additional funding will occur.  If funding either does not occur or is insufficient, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a material adverse impact on the Company's financial condition or results of operations.  In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to, among other things: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives, including a merger or sale of the business.  To the extent that the Company raises additional capital through sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company's existing shareholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless whether or not the Company's cash assets prove to be adequate to meet operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company's existing shareholders.

Critical Accounting Policies

We believe the following critical estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our unaudited Consolidated Financial Statements.

Cash and Marketable Securities

The Company and LRM maintain their respective domestic cash in commercial depository accounts.  These accounts are each insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000.  The Company, as discussed in the following paragraph, closed its marketable securities account during the six months ended June 30, 2008   This account had consisted of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), none of which were insured.  At September 30, 2008, the Company's had no consolidated cash balances that were not federally insured.

Following guidance from Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company records the carrying value of its marketable securities at fair market value as of the balance sheet date.  Net realized gains and losses, dividends paid and interest earned on the Company's marketable securities accounts are recognized as earned and recorded as "Other income."  Portfolio transactions costs are recognized and expensed in the period in which they are incurred.  During the nine months ended September 30, 2008 the Company closed its marketable securities account and transferred all assets into its commercial depository account.

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

For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company had the following outstanding conventional convertible debt (including convertible accrued interest), options and warrants that are considered as potentially anti-dilutive:

	September 30, 2008	December 31, 2007

Conventional convertible debt	1,344,444	1,269,444
Stock options	17,118,307	18,418,307
Warrants	9,482,856	9,592,856

Total outstanding potentially anti-dilutive securities	27,945,607	29,280,607

The following assumptions were made to value the convertible debt for the nine months ended September 30, 2008: risk-free interest rate of four percent per annum, volatility of 56 percent and a terms ranging from 45 days to 137 days.  The following assumptions were made to value the stock options, warrants and conventional convertible debt for the year ended December 31, 2007:  risk-free interest rate of nine percent per annum, volatility of 64 percent and terms ranging from 137 days to ten years.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than a promissory note arrangement between the Company and NCI, dated May 15, 2006, which promissory note is secured by a pledge and security agreement dated as of May 15, 2006 that provides NCI with a first priority security interest in all of ECC's membership interest in LRM and the related collateral described in such pledge and security agreement.  The obligations of ECC under this promissory note are guaranteed by that certain guaranty executed by the Company and dated as of May 15, 2006.  During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.  All other terms and conditions, as contained within the promissory note agreement, remained in full force and effect.  See Part I, Item 1, Notes 7, 8, 11 and 13 to the unaudited Consolidated Financial Statements.

Subsequent Event

On May 15, 2006, the Company issued a $500,000 promissory note payable to the order of NCI on May 14, 2008 together with interest which accrues at the rate of nine percent per annum compounded annually and is payable on the note principal’s payment date.  During the six month period ended June 30, 2008, the Company announced agreement with NCI to extend to August 15, 2008 the payment date of its $500,000 convertible note payable to the order of NCI.  Due to the parties' attempts to reach agreement on the note's conversion terms and conditions, the note's payment date was further extended by the parties the latest extension being to November 12, 2008 by which date, or shortly thereafter, the parties expect to reach agreement upon the note's conversion terms and conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Mr. George E. Kazantzis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  Based upon that evaluation, Mr. Kazantzis concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that they had any effect on the accuracy of the Company's financial statements for the current reporting period.

The material weaknesses identified are as follows:

·        We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting support and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual who works for the Company on a consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.  Further, the Company has been advised by its independent auditors that its audit committee does not include at least one person who meets the criteria of an audit committee financial expert as defined in Item 401(h) of Regulation S-K.  The Company is in the process of evaluating this advice and intends to take appropriate action so that the audit committee will include at least one financial expert with the meaning of Item 401(h).

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

There has been no change in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was a named defendant in an action filed by Mr. Real Morel in May 2000 in the B.C. Supreme Court.  In this action, Mr. Morel alleged non-payment by the Company of amounts due pursuant to demand promissory notes, including accrued interest.  During the nine months ended September 30, 2008, the Company served and filed its motion to dismiss the previously described action for lack of prosecution, and Mr. Morel consented to the obtainment of a non-appealable order of the court dismissing his action against the Company.  During the nine months ended September 30, 2008, the Company received a copy of the order of dismissal entered by the Court, dated April 8, 2008.  Due to the dismissal of the action by the Court and on the basis that the Company believes the debt, including accrued interest, is not payable by the Company, nor collectible by Mr. Morel, the Company wrote-down the value of the promissory notes, including accrued interest, in their entirety, during the nine months ended September 30, 2008.

On June 12, 2007, the Company commenced judicial action and filed a complaint against John Notarianni seeking declaratory relief in the Supreme Court of the State of New York, County of New York that a Company common stock certificate held by Mr. Notarianni representing 633,333 shares be declared null and void, with the Company stock transfer agent directed to cancel the certificate in the Company's stock transfer ledger.  During the nine months ended September 30, 2008, the Company received a judgment in its favor, with respect to the complaint filed against Mr. Notarianni in the New York State Supreme Court.  The New York State Supreme Court issued a court order, dated May 7, 2008, that provided for the cancellation of the stock certificate previously issued in Mr. Notarianni's name.  The Company directed its stock transfer agent to cancel the certificate, as instructed by the court order.  The shares were returned to the Company's treasury on May 21, 2008.

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

10.3	Consent to Extend Payment by and between the Company, ECC and Nova Chemicals, Inc., dated October 15, 2008
10.4	Consent to Extend Payment by and between the Company, ECC and Nova Chemicals, Inc., dated October 31, 2008
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2008.

ENVIROKARE TECH, INC.

By: /s/      George E. Kazantzis

Name:     George E. Kazantzis
Title:       President and Chief Operating Officer